Form 10-Q
period 2016-04-03
SiteOne Landscape Supply, Inc.
filed 2016-06-22
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to ___________

Commission file number: 001-37760
SiteOne Landscape Supply, Inc.

(Exact name of registrant as specified in its charter)
__________________________

Delaware	46-4056061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Mansell Overlook, 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076
(Address of principal executive offices) (Zip Code)

(770) 255-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 20, 2016, 39,542,239 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SiteOne Landscape Supply, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	April 3, 2016	January 3, 2016
Current assets:
Cash and cash equivalents	$20.5	$20.1
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $3.6, respectively	188.1	136.8
Inventory, net	324.1	265.9
Income tax receivable	10.9	7.3
Prepaid expenses and other current assets	14.7	12.1
Total current assets	558.3	442.2

Property and equipment, net (Note 3)	64.9	66.2
Goodwill (Note 4)	58.3	48.0
Intangible assets, net (Note 4)	104.7	104.3
Other Assets	8.6	8.0
Total assets	$794.8	$668.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$195.0	$86.4
Current portion of capital leases (Note 5)	3.9	4.0
Accrued compensation	21.6	30.0
Long term debt, current portion (Note 7)	0.6	0.6
Accrued liabilities	27.7	23.8
Total current liabilities	248.8	144.8

Other long-term liabilities	9.7	8.9
Capital leases, less current portion (Note 5)	6.2	7.1
Deferred tax liabilities	27.7	26.2
Long term debt, less current portion (Note 7)	208.9	177.1
Total liabilities	501.3	364.1

Commitment and contingencies (Note 10)
Redeemable convertible preferred stock (Note 11)	216.8	216.8

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 14,259,998 and 14,259,998 shares issued, and 14,241,987 and 14,250,111 shares outstanding at April 3, 2016 and January 3, 2016 , respectively	0.1	0.1
Additional paid-in capital	113.7	113.1
Accumulated deficit	(36.2)	(24.2)
Accumulated other comprehensive loss	(0.9)	(1.2)
Total equity	76.7	87.8
Total liabilities and equity	$794.8	$668.7

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	April 3, 2016	March 29, 2015

Net sales	$328.5	$225.8
Cost of goods sold (exclusive of depreciation)	231.5	167.2
Gross profit	97.0	58.6

Selling, general and administrative expenses	104.6	73.1
Other income	1.2	0.8
Operating loss	(6.4)	(13.7)

Interest and other non-operating (income) expenses, net	2.6	2.4
Net loss before taxes	(9.0)	(16.1)
Income tax benefit	(3.4)	(6.3)
Net loss	(5.6)	(9.8)
Less:
Redeemable convertible preferred stock dividends	6.5	5.9
Redeemable convertible preferred stock beneficial conversion feature	—	1.8
Net loss attributable to common shares	$(12.1)	$(17.5)

Net loss per common share:
Basic	$(0.85)	$(1.23)
Diluted	$(0.85)	$(1.23)
Weighted average number of common shares outstanding (Note 1):
Basic	14,249,494	14,173,646
Diluted	14,249,494	14,173,646

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	April 3, 2016	March 29, 2015

Net loss	$(5.6)	$(9.8)
Foreign currency translation adjustments	0.3	(0.1)
Comprehensive loss	$(5.3)	$(9.9)

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash Flows from Operating Activities:
Net loss	$(5.6)	$(9.8)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation	3.4	2.6
Stock-based compensation	0.7	0.7
Amortization of software and intangible assets	5.2	3.8
Amortization of debt related costs	0.6	0.8
(Gain) loss on sale of equipment	(0.1)	0.2
Deferred income taxes	—	(1.6)
Other	(0.2)	0.2
Changes in operating assets and liabilities:
Receivables	(44.2)	(10.9)
Inventory	(43.8)	(50.3)
Income tax receivable	(3.3)	(4.7)
Prepaid expenses and other assets	(1.0)	2.6
Accounts payable	103.5	57.3
Accrued liabilities	(5.2)	(6.1)
Net Cash Provided By (Used In) Operating Activities	$10.0	$(15.2)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1.9)	(1.3)
Acquisitions, net of cash acquired	(31.2)	(55.4)
Proceeds from the sale of property and equipment	0.1	—
Net Cash Used In Investing Activities	$(33.0)	$(56.7)

Cash Flows from Financing Activities:
Equity proceeds from common stock	—	1.2
Purchase of treasury stock	(0.1)	(0.1)
Payments on capital lease obligations	(1.1)	(1.0)
Dividends paid	(6.5)	—
Payments on Term Loan	(0.4)	(0.2)
Net change in credit facility borrowing	31.4	75.0
Net Cash Provided By Financing Activities	$23.3	$74.9

Effect of exchange rate on cash	0.1	(0.1)
Net Change In Cash	0.4	2.9

Cash and cash equivalents:
Beginning	20.1	10.6
Ending	$20.5	$13.5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	2.0	1.5
Cash paid during the year for income taxes	0.3	0.4

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	0.1	1.1

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a supplier of irrigation, landscape lighting, hardscapes, lawn care supplies, nursery stock, and landscape accessories to green industry professionals. The Company currently has over 450 stores. Substantially all of the Company's sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada and other countries for all periods presented. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the spring and summer months.

Common Stock Split

On April 29, 2016, the Company filed a Certificate of Amendment to amend and restate the Company’s Certificate of Incorporation in the State of Delaware, effecting an 11.6181 for 1 common stock split. Each stockholder’s percentage ownership and proportional voting power remained unchanged as a result of the stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 11.6181 for 1 common stock split.

Initial Public Offering

On May 11, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-206444) relating to an IPO of its common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On May 17, 2016, the Company completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their options to purchase an additional 1,500,000 shares of common stock, at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. The Company did not receive any proceeds from the IPO. Estimated offering expenses incurred by the Company in the period subsequent to April 3, 2016 were $3.2 million. On the day prior to the closing of the IPO, all of the Company’s then-outstanding cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) converted into shares of common stock, resulting in the issuance by the Company of an additional 25,303,164 shares of its common stock. The conversion of preferred shares is accounted for from the date of conversion and is not retroactively adjusted in the financial statements.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited condensed financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. This condensed consolidated balance sheet as of January 3, 2016 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended January 3, 2016 included in the Company’s Form S-1/A (Amendment No. 4 to Form S-1) filed on May 2, 2016 (the "2015 Annual Financial Statements"). The interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period for the entire year.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 1, 2017 includes 52 weeks and the fiscal year ended January 3, 2016 includes 53 weeks. The three months ended April 3, 2016 and March 29, 2015 both include 13 weeks.

Principles of Consolidation

The unaudited condensed consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. The Company owns 100% of all subsidiaries presented in these financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There were no significant changes to the Company’s significant accounting policies for the three months ended April 3, 2016 from those disclosed in the 2015 Annual Financial Statements.

Recently Issued and Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends Accounting Standards Codification ("ASC") 805, Business Combinations. This ASU requires that acquiring entities recognize measurement period adjustments in the reporting period the amounts are determined, including earnings adjustments that would have been recorded in previous periods if the adjustments were known at the acquisition date. Acquiring entities are no longer required to retrospectively adjust amounts in comparative periods. The adjustment amounts and reasons are still disclosed. The Company adopted ASU 2015-16 when it became effective in the first quarter of fiscal 2016. The adoption did not have a material effect on the Company’s financial position or results of operations.

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards and establishes a new ASC Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. This standard is effective for public entities' annual reporting periods ended beginning after December 15, 2017, including interim reporting periods ended within that reporting period. Earlier application is permitted only as of annual reporting periods ended beginning after December 15, 2016, including interim reporting periods ended within that reporting period.

The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is evaluating the impact of the pending adoption of ASU No. 2014-09. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods ended beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11.

In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendment is permitted. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements.
Note 2.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for cash considerations of approximately $31.9 million and $57.7 million for the periods ended April 3, 2016 and March 29, 2015, respectively.

In February, 2015, the Company acquired all of the outstanding stock of CLP SN Holdings, Inc., parent of Shemin Nurseries (“Shemin”), which included 30 store locations supplying primarily nursery goods in 18 major metropolitan markets across 14 states of the Eastern region of the United States and Texas. See further description below under the heading "Shemin Acquisition Accounting.".

In January 2016, the Company acquired all of the outstanding stock of Hydro-Scape Products, Inc (“Hydro-Scape”). Based in San Diego, California, Hydro-Scape was a leading provider of landscape products (irrigation, lighting, maintenance, outdoor living and hardscapes) with 17 locations serving customers throughout Southern California.

These transactions were accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates.

Shemin Acquisition Accounting:

The Shemin transaction has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Transaction related costs incurred in connection with Shemin acquisition were approximately $2.7 million. These level 3 fair value measurements have been determined based on assumptions that market participants would use in the pricing of the asset or liability. Independent third-party appraisers were engaged to assist management and perform valuation of certain tangible and intangible assets acquired and liabilities assumed.

The real and personal property was valued using the cost, market and income approaches. The income approach was utilized to estimate the fair value of the lease interests via the discounted cash flow methodology. Personal property was valued using the indirect method of the cost approach and the market approach. Using the indirect approach, a reproduction cost of new personal property was determined from the historical cost.

Intangible assets separately valued in the transaction were customer relationships. Customer relationships were valued using the discounted cash flow method form of the income approach. After tax cash flow was discounted to present value using a 16.0% discount rate. Revenue growth was estimated based on long-term growth rates. Annual attrition was estimated at 10.0%.

The following table summarizes the adjusted aggregate fair values of the assets acquired and liabilities assumed at the acquisition date and subsequent adjustments for Shemin. The estimate of the fair values of assets acquired and liabilities assumed (in millions) is as follows:

Fair value of consideration transferred (in millions):
Cash consideration	$57.8
Working capital adjustment	(0.1)
Net consideration transferred	57.7

Assets acquired, at fair market value:
Cash and cash equivalents	$2.3
Accounts receivable	5.7
Inventory	9.3
Deferred tax assets	3.5
Prepaid expenses and other current assets	2.2
Total current assets	23.0
Property and equipment	9.9
Intangible assets	27.2
Other assets	1.3
Total assets	61.4

Liabilities assumed, at fair market value:
Accounts payable	6.1
Accrued liabilities	6.7
Deferred tax liabilities	12.0
Total liabilities assumed	24.8

Identifiable net assets acquired	36.6
Goodwill	21.1
Net assets acquired	57.7

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed in the acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The amount allocated to goodwill associated with the Shemin acquisition is primarily the result of anticipated synergies. None of the goodwill associated with this transaction will be deductible for income tax purposes.

On an unaudited pro forma basis, the following represents the consolidated results of the Company had the Company acquired Shemin as of December 29, 2014 (the first day of the Company’s fiscal year 2015):

	Three Months Ended
	April 3, 2016	March 29, 2015
(In millions, except per share data)
Net sales	$328.5	$233.3
Net loss available to SiteOne common shareholders	$(12.1)	$(20.3)
Net loss per share of common stock attributable to SiteOne - diluted	$(0.85)	$(1.43)

Note 3.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	Useful
	Life
	Range
	in Years	April 3, 2016	January 3, 2016
Land		$14.5	$14.6
Buildings and leasehold improvements:
Buildings	1 - 20	9.8	9.8
Leasehold improvements	1 - 20	10.4	9.8
Store equipment	1 - 12	14.7	14.3
Office furniture and fixtures and vehicles:
Office furniture and fixtures	1 - 12	8.4	7.9
Vehicles	2 - 6	30.0	29.2
Tooling	7	0.1	0.1
Construction in process		3.0	3.1
Total Property and equipment, gross		90.9	88.8
Accumulated depreciation		26.0	22.6
Total Property and equipment, net		$64.9	$66.2

Depreciation expense was approximately $3.4 million and $2.6 million for the three months ended April 3, 2016 and March 29, 2015, respectively.
Note 4.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill are as follows:

	January 4, 2016	December 29, 2014
	to April 3, 2016	to January 3, 2016
Beginning balance	$48.0	$11.4
Acquisitions	10.3	36.6
Ending balance	$58.3	$48.0

Additions to goodwill during the interim period 2016 relate to the acquisition of Hydro-Scape (as described in Note 2).
Intangible Assets

During the period ended April 3, 2016, the Company recorded $5.3 million of intangible assets all of which related to customer relationships as a result of the Hydro-Scape acquisition.

The Company's customer relationship intangible assets will be amortized over a weighted-average period of 20 years. Trademarks and other intangible assets will be amortized over a weighted-average period of 10 years.

The following table summarizes the components of intangible assets (in millions except amortization period):

		April 3, 2016			January 3, 2016
	Years	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	10 -21	$133.0	$31.2	$101.8	$127.7	$26.5	$101.2
Trademarks and other	5 -10	4.4	1.5	2.9	4.4	1.3	3.1
Total intangibles		$137.4	$32.7	$104.7	$132.1	$27.8	$104.3

Amortization expense for intangible assets was approximately $4.9 million and $3.7 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

Note 5.     Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions):

	April 3, 2016	January 3, 2016
Capital lease obligations with rates ranging from 1.4% to 4.3% with monthly payments of approximately $0.4 million maturing through September 2020	$10.1	$11.1
Less current maturities	3.9	4.0
Total Capital leases, less current portion	$6.2	$7.1

Note 6.     Employee Benefit and Stock Incentive Plan

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $1.7 million and $0.9 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The Company recognized share-based compensation expense of approximately $0.7 million and $0.7 million for the three months ended April 3, 2016 and March 29, 2015, respectively. During the three months ended April 3, 2016, 4,500 options were forfeited. Total unrecognized compensation cost from share-based compensation arrangements at April 3, 2016 was approximately $9.8 million. The option related compensation is expected to be recognized over a weighted–average period of approximately 3.19 years.

Note 7.     Debt
Long-term debt was as follows (in millions):

	April 3, 2016	January 3, 2016
ABL facility	159.4	128.0
Term loan facility	60.3	60.5
Debt discount	(10.2)	(10.8)
Total debt	$209.5	$177.7

Less current portion	(0.6)	(0.6)
Total long-term debt	$208.9	$177.1

On December 23, 2013, SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”) entered into a senior asset-based credit facility (“ABL Facility”) of up to $250 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company. The availability under the ABL Facility was $158.3 million and $112.5 million as of April 3, 2016 and January 3, 2016, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 2.19% to 4.50% and 2.04% to 4.25% at April 3, 2016 and January 3, 2016, respectively. Additionally, the Borrowers pay a 0.25% commitment fee on the unfunded amount. The ABL Facility was scheduled to mature on December 23, 2018. On October 20, 2015 the ABL Facility was amended to extend the maturity date to October 20, 2020 and increase the availability to $325.0 million. The other terms of the ABL Facility were not significantly altered.
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants that, among other things, limit the ability of the Borrowers to pay dividends, redeem stock or make other distributions. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition.
The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants requiring minimum financial ratios and additional borrowings may be limited by these financial ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest in collateral pledged under the agreement, or restrict the Borrowers’ ability to obtain additional borrowings under these agreements.
On December 23, 2013, the Borrowers also entered into a senior term loan facility (the “Term Loan Facility”) in an aggregate principal amount of approximately $61.7 million. The Term Loan Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Term Loan Facility is secured by a first lien on Property and equipment, Intangibles, and equity interests of Landscape, and a second lien on ABL Facility assets. The interest rate on the Term Loan Facility is LIBOR (minimum of 1.0%) plus an applicable margin of 4.0% or an alternate base rate for U.S. denominated borrowings plus an applicable margin of 3.0%. The interest rates on the outstanding balances were 5.0% both at April 3, 2016 and January 3, 2016. The Term Loan Facility matures on December 23, 2019.
The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants that, among other things, limit the ability of the Borrowers to pay dividends, redeem stock or make other distributions. The negative covenants consist of the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments and lines of business. The negative covenants are subject to the customary exceptions.
The Term Loan is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow for the applicable fiscal year unless the secured leverage ratio is greater than 2.50 to 1.00.

On April 29, 2016, the Company refinanced the Term Loan Facility. See "Note 13. Subsequent Events."

During the three months ended April 3, 2016, the Company incurred total interest expense of $2.6 million. $1.9 million of this total related to interest on the ABL Facility and Term Loan Facility. Amortization expense related to debt issuance costs was $0.6 million for the period. The remaining $0.1 million interest incurred related to interest attributable to capital leases.

During the three months ended March 29, 2015 the Company incurred total interest expense of $2.4 million. $1.5 million of this total related to interest on the ABL Facility and Term Loan Facility. Amortization expense related to debt issuance costs was $0.8 million for the period. The remaining $0.1 million interest incurred related to interest attributable to capital leases.

Note 8.     Income Taxes
The Company’s effective tax rate was approximately 37.8% for the three months ended April 3, 2016 and 39.1% for the three months ended March 29, 2015, respectively. The decrease in the effective rate was primarily due to changes in state tax apportionment during the three months ended April 3, 2016 as compared to the three months ended March 29, 2015.  The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.
In accordance with the provisions of ASC Topic 740 Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended April 3, 2016, and March 29, 2015, respectively, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
Note 9.     Related Party Transactions

The Company offers a financing plan to its customers through John Deere Financial, a wholly-owned subsidiary of Deere. The Company paid John Deere Financial fees related to the financing offered, of approximately $0.1 million and $0.0 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

In December 2013, CD&R Landscapes Holdings, L.P. (the “CD&R Investor”), an affiliate of Clayton Dubilier & Rice, LLC (“CD&R”), acquired a majority stake in the Company (the “CD&R Acquisition”). In connection with the CD&R Acquisition, SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., Bidco, Landscape Holding and Landscape entered into consulting agreements (the “Consulting Agreements”) with each of CD&R and Deere & Company (“Deere”). CD&R and Deere each provided consulting services under the Consulting Agreements at an annual fee of $1.3 million plus expense reimbursement and $0.7 million plus expense reimbursement, respectively, for a 10 year term or earlier termination if CD&R’s or Deere’s ownership, respectively, of the Company was reduced below10%. On May 17, 2016, the Company entered into termination agreements with CD&R and Deere pursuant to which the Company agreed to pay CD&R and Deere an aggregate fee of approximately $7.5 million to terminate the Consulting Agreements in connection with the consummation of the IPO. See “Note 13. Subsequent Events.”

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. Net sales included in the Company’s consolidated statement of operations with the customer were $0.8 million and $1.2 million for the three months ended April 3, 2016 and March 29, 2015, respectively. Accounts receivable included in the Company’s consolidated balance sheets were $0.2 million and $0.1 million at April 3, 2016 and January 3, 2016, respectively.
Note 10.     Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $4.6 million and $4.6 million as of April 3, 2016 and January 3, 2016, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset against the liability as a result of these actions of approximately $2.2 million and $2.2 million as of April 3, 2016 and January 3, 2016, respectively.
Letters of credit: As of April 3, 2016 and January 3, 2016, outstanding letters of credit were $2.9 million and $1.8 million respectively. There were no amounts drawn on the letters of credit for either period presented.
Note 11.     Redeemable Convertible Preferred Stock
The CD&R Equity Investment
In connection with the CD&R Investor’s acquisition of a majority stake of the Company in December 2013, the Company issued Redeemable Convertible Preferred Stock to the CD&R Investor. Prior to the closing of the IPO, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by the Company of an additional 25,303,164 shares of common stock. See “Note 13. Subsequent Events.”

In accordance with the SEC guidance within ASC Topic 480, Distinguishing Liabilities from Equity: Classification and Measurement of Redeemable Securities, the Company classified the Redeemable Convertible Preferred Stock as mezzanine equity because the Redeemable Convertible Preferred Stock contains a redemption feature which is contingent upon certain change of control events, the occurrence of which is not solely within the control of the Company. These contingent events are not and have not been considered probable of occurring and as such the Company does not accrete the mezzanine equity to its redemption value each period. The Company determined that none of the features included in the Redeemable Convertible Preferred Stock are required to be accounted for separately as a derivative under ASC Topic 815, Derivatives and Hedging.

The initial issuance of Redeemable Convertible Preferred Stock did not include a beneficial conversion feature (“BCF”) because the conversion price used to set the conversion ratio at the time of issuance was greater than the initial common stock price. The paid-in-kind dividends in the form of Redeemable Convertible Preferred Stock contained the same conversion price as the original issuance and in certain cases did include a BCF as of the dividend payment date. Since the Redeemable Convertible Preferred Stock did not have a fixed or determinable redemption date and was freely convertible at any time, the Company immediately amortized any BCF recognized through retained earnings. For the three months ended April 3, 2016 and March 29, 2015, these amounts were $0.0 million and $1.8 million, respectively. During the three months ended April 3, 2016, there was no share activity. The Company paid the cumulative dividends in cash; and accordingly, there was no BCF recognized.

Note 12.     Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. The Redeemable Convertible Preferred Stock has the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and is therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method which reduces income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the Redeemable Convertible Preferred Stock in accordance with its contractual rights. In each period, the Company reduces income available to common stockholders and increases losses available to common stockholders to reflect the cumulative dividend on the Company’s Redeemable Convertible Preferred Stock whether or not declared or paid during the period. Similarly, the Company reduces income available to common stockholders and increases losses available to common stockholders for any amortization of beneficial conversion features recorded during each period.

The Company’s computation of diluted earnings per common share includes the effect of potential common stock, if dilutive. For the three months ended April 3, 2016 and March 29, 2015, the assumed exercises of a portion of the Company’s employee stock options and the assumed conversion of all of the Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings per common share calculation:

	For the three months ended	For the three months ended
	April 3, 2016	March 29, 2015
Weighted average potential common shares excluded because anti-dilutive
Preferred Stock	25,186,801	22,791,282
Employee Stock Options	3,007,921	2,583,465

Note 13.     Subsequent Events
In April 2016, the Company acquired the assets and assumed liabilities of Blue Max Materials, Inc., Blue Max Materials of Charleston, Inc., Blue Max Materials of Columbia, Inc. and Blue Max Materials of the Grand Strand, Inc., which together comprise Blue Max (“Blue Max”). Blue Max is a hardscapes and landscape supplier with 5 locations serving North Carolina and South Carolina. The acquisition is not material and is not expected to have a significant impact on the condensed consolidated financial statements of the Company.

On April 29, 2016, the Company refinanced the existing term loan facility with an amended and restated $275.0 million term loan facility maturing in 2022 (the “Amended Term Loan Facility”). On April 29, 2016 the proceeds under the Amended Term Loan Facility were used to repay all $60.3 million of borrowings outstanding under the existing term loan facility, to repay $29.9 million of borrowings outstanding under the ABL Facility, and to pay fees and expenses associated with the refinancing transaction. A special cash dividend of $176.0 million was paid to existing holders of our common stock and Redeemable Convertible Preferred Stock (on an as-converted basis) as of April 29, 2016 out of the proceeds of the Amended Term Loan Facility. In conjunction with the payment of the special cash dividend, the Company reduced the exercise price of certain outstanding options and made a cash payment to certain holders of options to offset the dilutive impact of the special cash dividend.

On April 29 2016, the Company filed a Certificate of Amendment to amend and restate the Company’s Certificate of Incorporation in the State of Delaware, effecting an 11.6181 for 1 common stock split. Each preferred and common stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 11.6181 for 1 common stock split.

On May 17, 2016, the Company completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also have exercised their rights to purchase an additional 1,500,000 shares of common stock, at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. The Company did not receive any proceeds from the IPO. Estimated offering expenses incurred by the Company in the period subsequent to April 3, 2016 were $3.2 million. On the day prior to the closing of the IPO, all of the Company’s then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by the Company of an additional 25,303,164 shares of its common stock. The conversion of preferred shares is accounted for from the date of conversion and is not retroactively adjusted in the financial statements. On May 17, 2016, the Company entered into termination agreements with CD&R and Deere pursuant to which the Company agreed to pay CD&R and Deere an aggregate fee of approximately $7.5 million to terminate the Consulting Agreements in connection with the consummation of the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “-Forward-Looking Statements” and the section entitled “Risk Factors” included in the Final Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2016 (Registration No. 333-206444).

Overview
SiteOne Landscape Supply, Inc. (collectively with all its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. We offer a comprehensive selection of fertilizer and control products (e.g., herbicides), irrigation supplies, landscape accessories, nursery goods, hardscapes (including pavers, natural stones and blocks) and outdoor lighting products.
On May 11, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-206444) relating to an IPO of its common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On May 17, 2016, the Company completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters have also exercised their option to purchase an additional 1,500,000 shares of common stock, at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. The Company did not receive any proceeds from the IPO. On the day prior to the closing of the IPO, all of the Company’s then-outstanding cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) converted into shares of common stock, resulting in the issuance by the Company of an additional 25,303,164 shares of its common stock. The conversion of preferred shares is accounted for from the date of conversion and is not retroactively adjusted in the financial statements.
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30 and September 30, respectively.
Key Business and Performance Metrics
We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:
Net sales. We generate net sales primarily through the sale of landscape supplies, including irrigation systems, fertilizer & control products, landscape accessories, nursery goods, hardscapes and outdoor lighting to our customers who are primarily landscape contractors serving the residential and commercial construction sectors. Our net sales include billings for freight and handling charges, and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based tax.
Organic sales. In managing our business, we consider all growth, including the opening of new greenfield stores, to be organic growth unless it results from an acquisition. When we refer to organic growth, we include increases in growth from newly-opened greenfield stores and decreases in growth from closing existing stores but exclude increases in growth from acquired stores until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. We believe organic growth is a useful measure of our growth as we may choose to open or close stores in any given market depending upon the needs of our customers or our strategic growth opportunities.
Cost of goods sold. Our cost of goods sold includes all inventory costs, such as purchase price paid to suppliers, net of any rebates received, as well as inbound freight and handling, and other costs associated with the inventory, including direct and indirect labor costs. Our cost of goods sold excludes the cost to deliver the products to our customers through our stores (which is included in net sales). Cost of goods sold is recognized primarily using the first-in first-out method of accounting for the inventory sold.
Gross profit and gross margin. We believe that gross profit and gross margin are useful for evaluating our operating performance. We define gross profit as net sales less cost of goods sold, exclusive of depreciation. We define gross margin as gross profit divided by net sales.
Selling, general and administrative expenses (operating expenses). Our operating expenses are primarily comprised of selling, general and administrative costs, which include personnel expenses (salaries, wages, employee benefits, payroll taxes, stock compensation and bonuses), rent, fuel, vehicle maintenance costs, insurance, utilities, repair and maintenance and professional fees. Operating expenses also include depreciation and amortization.
Net income (loss) attributable to common shares and earnings per share. Basic earnings per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. The redeemable convertible preferred stock has the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and is therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method which reduces income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the redeemable convertible preferred stock in accordance with its contractual rights. In each period, the Company reduces income available to common stockholders and increases losses available to common stockholders to reflect the cumulative dividend on the Company’s redeemable convertible preferred stock whether or not declared or paid during the period. Similarly, the Company reduces income available to common stockholders and increases losses available to common stockholders for any amortization of beneficial conversion features recorded during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential shares of common stock been issued, if dilutive. The dilutive effect of stock options are reflected in diluted net income per share by applying the treasury stock method. The presentation of net income and earnings per share provides GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating our operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of interest expense, net of interest income excluding amortization of debt discount, income tax expense (benefit), depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, related party management fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss (as defined below). See “Results of Operations-Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.
Key Factors Affecting Our Operating Results
In addition to the metrics described above, a number of other important factors may affect our results of operations in any given period.
Weather Conditions and Seasonality
In a typical year, our operating results are impacted by seasonality. Typically, our net sales and net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation and turf maintenance activities in these quarters, and we have typically incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow or rain, which not only impact the demand for certain products like fertilizer and ice melt but also can delay construction projects where our products are used.

Favorable weather conditions contributed positively to our operating results for the three months ended April 3, 2016. Temperatures across the United States were warmer than usual which increased the demand for our products. The warmer temperatures allowed landscape construction contractors to begin projects in February and early March, especially in northern markets. The early spring also resulted in fertilizer and control products being applied earlier in the season when compared to prior year. As a result of favorable weather conditions in our first quarter, some sales were pulled forward from the second quarter to the first quarter.
Industry and Key Economic Conditions
Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods and landscape accessories, for use in the construction of newly built homes, commercial buildings and recreational spaces. The landscape distribution industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, home sales and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services tends also to fluctuate. The landscape distribution industry also includes a significant amount of landscape products like fertilizer, herbicides and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies at acquired companies. We completed the following acquisitions in the three-month periods ended April 3, 2016 and March 29, 2015:
On January 4, 2016, we acquired the outstanding stock of Hydro-Scape Products, Inc., which included 17 locations serving Southern California.
On February 27, 2015, we acquired all of the outstanding stock of CLP SN Holdings, Inc., the parent company of Shemin Nurseries, which included 30 store locations supplying primarily nursery goods in 18 major metropolitan markets across 14 states of the Eastern region of the United States and Texas.
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three-month periods ended April 3, 2016 and March 29, 2015.

Consolidated Statements of Operations

	Three Months Ended
	April 3, 2016		March 29, 2015
	(in millions)
	(unaudited)
Net sales	$ 328.5	100.0%	$ 225.8	100.0%
Cost of goods sold	231.5	70.5%	167.2	74.0%
Gross profit	97.0	29.5%	58.6	26.0%
Selling, general and administrative expenses	104.6	31.8%	73.1	32.4%
Other income	1.2	0.4%	0.8	0.4%
Operating loss	(6.4)	(1.9%)	(13.7)	(6.1%)
Interest and other non-operating (income) expenses	2.6	0.8%	2.4	1.1%
Income tax benefit	(3.4)	(1.0%)	(6.3)	(2.8%)
Net income (loss)	$ (5.6)	(1.7%)	$ (9.8)	(4.3%)

Comparison of the Three Months Ended April 3, 2016 to the Three Months Ended March 29, 2015
Net sales
Net sales for the three months ended April 3, 2016 increased 45% to $328.5 million as compared to $225.8 million for the three months ended March 29, 2015. Organic sales contributed 23% to overall growth and acquisitions contributed an additional 22%. Organic sales for irrigation, nursery, and other construction related products grew approximately 26% as favorable weather combined with strong demand allowed landscape contractors to begin projects in February and early March. Organic sales for fertilizer and other maintenance products grew approximately 21% as contractors applied spring fertilizer and control products earlier due to the warmer weather. Acquisitions contributed $50.8 million to net sales growth.
 Costs of goods sold
Cost of goods sold for the three months ended April 3, 2016 increased 38% to $231.5 million from $167.2 million for the three months ended March 29, 2015. The increase in cost of goods sold was primarily driven by the increased net sales growth, including acquisitions. Cost of goods also benefitted from lower inbound freight costs attributable to supply chain improvements and lower fuel costs.
Gross profit and gross margin
Gross profit for the three months ended April 3, 2016 increased 65.5% to $97.0 million as compared to $58.6 million for the three months ended March 29, 2015. Gross profit growth was driven by the increase in net sales resulting from organic growth and acquisitions in addition to margin expansion resulting from our focus on operational improvements. Gross margin increased 350 basis points to 29.5% for the three months ended April 3, 2016 as compared to 26.0% for the three months ended March 29, 2015. Operational improvements in pricing and category management contributed approximately 240 basis points to the improvement with the balance primarily attributable to improved supply chain efficiency including lower inbound freight costs.
Selling, general and administrative expenses (operating expenses)
Operating expenses for the three months ended April 3, 2016 increased 43% to $104.6 million from $73.1 million for the three months ended March 29, 2015. The increase in operating expenses was primarily driven by the acquisitions made in 2015 and 2016 as well as investments made in personnel to support our sales growth and strategic initiatives. Operating expenses expressed as a percentage of net sales decreased to 31.8% for the three months ended April 3, 2016 from 32.4% for the three months ended March 29, 2015 reflecting the strong sales growth during the first quarter of fiscal 2016. Depreciation and amortization expense increased $2.1 million to $8.6 million for the three months ended April 3, 2016, primarily as a result of our acquisitions in 2015 and 2016.

Interest expense and other non-operating income/expense
Interest expense and other non-operating income/expense increased $0.3 million to $2.6 million for the three months ended April 3, 2016 from $2.3 million for the three months ended March 29, 2015. Interest expense and other non-operating income increase was primarily attributable to our higher average outstanding borrowings.
Income tax (benefit) expense
Income tax benefit was $3.4 million for the three months ended April 3, 2016 as compared to income tax benefit of $6.3 million for the three months ended March 29, 2015.  The effective tax rate was 37.8% for the three months ended April 3, 2016 as compared to 39.1% for the three months ended March 29, 2015. The effective rates for the three months ended April 3, 2016 and March 29, 2015, respectively, were impacted primarily by the effects of state income taxes.
Net income (loss) attributable to common shares
Net income (loss) attributable to common shares was $(12.1) million for the three months ended April 3, 2016 as compared to $(17.5) million for the three months ended March 29, 2015. The net income (loss) attributable to common shares is reflective of seasonality of our business.
Quarterly Results of Operations Data
The following tables set forth our net sales, cost of goods sold (exclusive of depreciation), gross profit, selling, general and administrative expenses, net income (loss) attributable to common shares and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss) for each of the most recent eight fiscal quarters. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014	June 29, 2014
	(in millions)
	(unaudited)

Net sales	$328.5	$339.8	$404.5	$481.5	$225.8	$249.5	$326.2	$388.5
Cost of goods sold	231.5	235.2	286.1	334.0	167.2	184.0	242.1	279.6
Gross profit	97.0	104.6	118.4	147.5	58.6	65.5	84.1	108.9
Selling, general and administrative expenses	104.6	110.7	98.2	91.3	73.1	68.8	67.9	71.1
Other income	1.2	1.2	1.3	0.7	0.8	1.1	0.7	0.6
Operating income (loss)	(6.4)	(4.9)	21.5	56.9	(13.7)	(2.2)	16.9	38.4
Interest and other non-operating (income) expenses	2.6	3.6	2.8	2.6	2.4	2.2	2.2	2.3
Income tax (benefit) expense	(3.4)	(2.7)	7.4	21.1	(6.3)	(1.8)	6.0	14.2
Net income (loss)	$(5.6)	$(5.8)	$11.3	$33.2	$(9.8)	$(2.6)	$8.7	$21.9
Adjusted EBITDA(1)	$4.5	$11.9	$33.7	$66.6	$(5.7)	$7.1	$23.7	$45.9
Net sales as a percentage of annual net sales		23.4%	27.9%	33.2%	15.5%	21.2%	27.7%	33.0%
Gross profit as a percentage of annual gross profit		24.4%	27.6%	34.4%	13.6%	21.1%	27.0%	35.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		11.2%	31.7%	62.4%	(5.3)%	9.6%	32.1%	62.2%

_____________________________________

(1)
In addition to our net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this report to evaluate the operating performance and efficiency of the Company’s business. EBITDA represents our net income (loss) plus the sum of interest expense, net of interest income and excluding amortization of debt discount, income tax expense (benefit), depreciation, and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss.

We previously included the pre-acquisition Adjusted EBITDA of certain acquired companies in the calculation but have chosen to exclude it going forward for greater consistency with our reported financial results. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

•	Adjusted EBITDA is used to test compliance with certain covenants under our Credit Facilities;

•
we believe Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results;

•
we believe Adjusted EBITDA is helpful in highlighting operating trends, because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments;

•	we consider (gains) losses on the acquisition, disposal and impairment of assets as resulting from investing decisions rather than ongoing operations; and

•
other significant non-recurring items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of our results.

Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of net income has limitations as an analytical tool. For example, these measures:

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	do not reflect our tax expense or the cash requirements to pay our taxes;

•	do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and do not reflect any cash requirements for such replacements.

Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA only as a supplement to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies limiting their usefulness as a comparative measure. The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014	June 29, 2014
	(in millions)
	(unaudited)
Reported net income (loss)	$(5.6)	$(5.8)	$11.3	$33.2	$(9.8)	$(2.6)	$8.7	$21.9
Income tax (benefit) expense	(3.4)	(2.7)	7.4	21.1	(6.3)	(1.8)	6.0	14.2
Interest expense, net	2.6	3.6	2.7	2.7	2.4	2.1	2.2	2.3
Depreciation & amortization	8.6	8.7	8.3	7.8	6.4	5.6	4.9	5.5
EBITDA	2.2	3.8	29.7	64.8	(7.3)	3.3	21.8	43.9
Non-cash stock-based compensation(a)	0.7	0.7	0.8	0.8	0.7	0.6	0.5	1.0
(Gain) loss on sale of assets(b)	(0.1)	0.2	—	0.2	—	—	0.2	0.3
Advisory fees(c)	0.5	0.5	0.5	0.5	0.5	0.5	0.5	0.5
Financing fees(d)	—	3.5	2.0	—	—	—	—	—
Rebranding and other adjustments(e)	1.2	3.2	0.7	0.3	0.4	2.7	0.7	0.2
Adjusted EBITDA(f)	$4.5	$11.9	$33.7	$66.6	$(5.7)	$7.1	$23.7	$45.9

_____________________________________

(a)	Represents non-cash stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

(c)
Represents fees paid to CD&R and Deere for consulting services. In connection with the IPO, we entered into termination agreements with CD&R and Deere pursuant to which the parties agreed to terminate the related consulting agreements. See “Certain Relationships and Related Party Transactions-Consulting Agreements” within our Final Prospectus.

(d)	Represents fees associated with our debt amendment completed during the 2015 Fiscal Year and our initial registration process, which were recorded as an expense during the 2015 Fiscal Year.

(e)
Represents (i) expenses related to our rebranding to the name SiteOne, (ii) professional fees, retention and performance bonuses related to historical acquisitions, (iii) severance payments and (iv) consulting and professional fees. Although we have incurred professional fees, retention and performance bonuses related to acquisitions in several historical periods and expect to incur such fees for any future acquisitions, we cannot predict the timing or amount of any such fees.

(f)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.
 Liquidity and Capital Resources
Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the ABL Facility. We expect that cash provided from operations and available capacity under the ABL Facility will provide sufficient funds to operate our business, make expected capital expenditures, and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt.
Our borrowing base capacity under the ABL Facility was $158.3 million as of April 3, 2016, after giving effect to approximately $159.4 million of revolving credit loans under the ABL Facility, a $31.4 million increase from $128.0 million of revolving credit loans as of January 3, 2016. As of April 3, 2016, on a pro forma as adjusted basis, after giving effect to the acquisition that closed subsequent to April 3, 2016, debt refinancing and the special cash dividend of $176.0 million (the "Special Cash Dividend") and each of the other items described in the section entitled “Capitalization” included in the Final Prospectus, we had total cash and cash equivalents of $9.0 million, debt of $402.4 million and capital leases of $10.1 million. See “Note 13. Subsequent Events” in the notes to the condensed consolidated financial statements for a discussion of the debt refinancing and the Special Cash Dividend.
Working capital, excluding cash and cash equivalents, was $289.0 million as of April 3, 2016, increasing $11.7 million as compared to $277.3 million at the year ended January 3, 2016. The increase in working capital was attributable to increases in accounts receivable and inventory offset by higher accounts payable, resulting from the seasonality of our business and the acquisition of Hydro-Scape.

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
	(unaudited)
Net cash provided by (used in):
Operating activities	$10.0	$(15.2)
Investing activities	$(33.0)	$(56.7)
Financing activities	$23.3	$74.9
Cash flow from operating activities
Cash flow from operating activities for the three months ended April 3, 2016 was $10.0 million as compared to cash used of $15.2 million for the three months ended March 29, 2015. Cash flow from operations during the first quarter of fiscal 2016 benefited from higher net income and a smaller working capital build resulting from the our sales increase and timing on our vendor payments.

Cash flow used in investing activities
Cash used in investing activities was $33.0 million for the three months ended April 3, 2016 as compared to $56.7 million for the three months ended March 29, 2015, reflecting the difference in the size of acquisitions for the three months ended April 3, 2016 relative to the three months ended March 29, 2015. Cash used for capital expenditures was $1.9 million for the three months ended April 3, 2016 up slightly from $1.3 million for the three months ended March 29, 2015 reflecting greater investments in facilities and information technology to support our growth.
Cash flow provided by (used in) financing activities
Cash provided by financing activities was $23.3 million for the three months ended April 3, 2016 compared to cash provided of $74.9 million for the three months ended March 29, 2015. The ABL facility was the primary source of cash in both the three months ended April 3, 2016 and the three months ended March 29, 2015. Cash requirements were lower for the three months ended April 3, 2016 as a result of the positive cash flow from operations and less investment in acquisitions partially offset by a $6.5 million in preferred dividend paid during the first quarter of fiscal 2016.

External Financing
Term Loan Facility
Prior Term Loan Facility
On December 23, 2013, Landscape Holding and Landscape (collectively, the “Term Loan Borrowers”) entered into a senior term loan facility (the “Prior Term Loan Facility”) in an aggregate principal amount of approximately $61.7 million. The Prior Term Loan Facility was guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of SiteOne Landscape Supply, Inc., and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. As of April 3, 2016, the interest rate on the Prior Term Loan Facility was LIBOR (minimum of 1.0%) plus an applicable margin of 4.0% or an alternate base rate for U.S. denominated borrowings plus an applicable margin of 3.0%. The interest rate on the outstanding balance at April 3, 2016 was 5.0%. The Prior Term Loan Facility maturity date was December 23, 2019.
Refinancing
On April 29, 2016, we completed the refinancing of the Prior Term Loan Facility by entering into a senior secured term loan facility in the amount of $275.0 million (the “Amended Term Loan Facility”). We used borrowings under the Amended Term Loan Facility to repay all $60.3 million of borrowings outstanding under the Prior Term Loan Facility, repay $29.9 million of borrowings outstanding under the ABL Facility, pay the Special Cash Dividend and pay fees and expenses associated with the refinancing.
Amended Term Loan Facility
The Term Loan Borrowers are parties to the Amended and Restated Term Loan Credit Agreement, dated April 29, 2016, with UBS AG, Stamford Branch as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “Amended and Restated Term Loan Credit Agreement”) providing for the Amended Term Loan Facility.
The final maturity date of the Amended Term Loan Facility is April 29, 2022. In addition, however, the Amended and Restated Term Loan Credit Agreement provides the right for individual lenders to extend the maturity date of their loans upon the request of the Term Loan Borrowers and without the consent of any other lender.
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Amended Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $100.0 million plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of that additional amount and any use of proceeds thereof to exceed 3.50 to 1.00.
The Amended Term Loan Facility is subject to mandatory prepayment provisions, covenants and events of default described in “Description of Certain Indebtedness-Term Loan Facility” within our Final Prospectus. Failure to comply with these covenants and other provisions could result in an event of default under the Amended Term Loan Facility. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Amended Term Loan Facility to be immediately due and payable and enforce their interest in collateral pledged under the agreement.
ABL Facility
Landscape Holding and Landscape are borrowers under the senior asset-based credit facility of up to $325.0 million (the “ABL Facility”), subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by Bidco. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. dollar-denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances at April 3, 2016 range from 2.19% to 4.50%. Additionally, the borrowers pay a 0.25% commitment fee on the unfunded amount. The ABL Facility matures on October 20, 2020.
The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants requiring minimum financial ratios, and additional borrowings may be limited by these financial ratios. The ABL Facility is also subject to other covenants and events of default described in “Description of Certain Indebtedness-ABL Facility” within our Final Prospectus. Failure to comply with these covenants and other provisions could result in an event of default under the ABL Facility. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable, enforce their interest in collateral pledged under the agreement or restrict the borrowers’ ability to obtain additional borrowings thereunder.
Limitations on Distributions and Dividends by Subsidiaries
The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.
The agreements governing the Amended Term Loan Facility and the ABL Facility (collectively, the “Credit Facilities”) restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans to us.
Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of April 3, 2016, resulting from the changes in our long term debt through April 3, 2016. These changes primarily resulted from increased borrowing under the ABL Facility.

	Payment Due by Period
	(in millions)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$219.7	$0.6	$1.2	$217.9	$—
Interest on long term debt(2)	32.3	7.1	14.1	11.1	—

(1)
The table above does not give effect to our April debt refinancing transactions discussed in “Note 13. Subsequent Events.” For additional information see “Note 7. Debt” in the notes to the condensed consolidated financial statements. In addition, the table excludes the debt discount of $10.2 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of April 3, 2016. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of April 3, 2016. See “Note 7. Debt” in the notes to the condensed consolidated financial statements for further information regarding our debt instruments.

The following table summarizes material changes to our contractual obligations as of April 3, 2016, on a pro forma basis reflecting both changes to our long term debt through April 3, 2016 as well as our April debt refinancing transactions discussed in “Note 13. Subsequent Events” in the notes to the condensed consolidated financial statements.

	Payment Due by Period
	(in millions)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$416.0	$2.8	$5.5	$146.5	$261.2
Interest on long term debt(2)	118.6	20.8	41.1	40.4	16.3

(1)
The table reflects the debt refinancing activities, the Special Cash Dividend and the acquisition that closed subsequent to April 3, 2016 described in “Note 13. Subsequent Events” in the notes to the condensed consolidated financial statements, and each of the other items described in the section entitled “Capitalization” included in the Final Prospectus. In addition, the table excludes the debt discount on a pro forma basis of $13.6 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of April 3, 2016. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events.

Off-Balance Sheet Arrangements
In accordance with GAAP, operating leases for the majority of our store locations are not reflected in our consolidated balance sheet.
Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Final Prospectus.
Recently Issued and Adopted Accounting Pronouncements
See “Note 1. Nature of Business and Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
See “Note 1. Nature of Business and Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	cyclicality in residential and commercial construction markets;

•	general economic and financial conditions;

•	weather conditions, seasonality and availability of water to end-users;

•	laws and government regulations applicable to our business that could negatively impact demand for our products;

•	public perceptions that our products and services are not environmentally friendly;

•	competitive industry pressures;

•	product shortages and the loss of key suppliers;

•	product price fluctuations;

•	inventory management risks;

•	ability to implement our business strategies and achieve our growth objectives;

•	acquisition and integration risks;

•	increased operating costs;

•	risks associated with our large labor force;

•	adverse credit and financial markets events and conditions;

•	credit sale risks;

•	retention of key personnel;

•	performance of individual stores;

•	environmental, health and safety laws and regulations;

•	hazardous materials and related materials;

•	construction defect and product liability claims;

•	rebranding;

•	computer data processing systems;

•	security of personal information about our customers;

•	intellectual property and other proprietary rights;

•	requirements of being a public company;

•	risks related to our internal controls;

•	the possibility of securities litigation;

•	our substantial indebtedness and our ability to obtain financing in the future;

•	increases in interest rates; and

•	risks related to other factors discussed in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Final Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material litigation or arbitration. We anticipate that, similar to the rest of the landscape supply industry, we will be subject to litigation and arbitration from time to time in the ordinary course of business. At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows. However, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows.

Item 1A. Risk Factors

We discuss in our Final Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, filed with the SEC on May 12, 2016 (Registration No. 333-206444) and our other filings with the SEC, various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the Final Prospectus. The materialization of any risks and uncertainties identified in “Forward-Looking Statements” contained in this report together with those previously disclosed in the Final Prospectus and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., Registration No. 333-211422 (the “Form S-8”).

3.2	Second Amended and Restated By-Laws of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.2 to the Form S-8.

4.1
Form of Common Stock Certificate of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of SiteOne Landscape Supply, Inc., Registration No. 333-206444 (the “Form S-1”).

10.1#	Amended and Restated Stockholders Agreement, dated as of May 12, 2016, by and among SiteOne Landscape Supply, Inc., CD&R Landscapes Holdings, L.P. and Deere & Company.

10.2
Amendment No. 3 to the Term Loan Credit Agreement, dated as of April 29, 2016, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), other subsidiary borrowers and the several banks and other financial institutions from time to time party thereto, and UBS AG, Stamford Branch LLC, as successor administrative agent, is incorporated by reference to Exhibit 10.18 to the Form S-1.

10.3
Amended and Restated Term Loan Credit Agreement, dated as of April 29, 2016 SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), other subsidiary borrowers and the several banks and other financial institutions from time to time party thereto, and UBS AG, Stamford Branch, as administrative agent, is incorporated by reference to Exhibit 10.18A to the Form S-1.

10.4*	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.22 to the Form S-1.

10.5*	Form of Employee Stock Subscription Agreement, is incorporated by reference to Exhibit 10.23 to the Form S-1.

10.6*	Form of Director Indemnification Agreement between SiteOne Landscape Supply, Inc. and each of its directors, is incorporated by reference to Exhibit 10.25 to the Form S-1.

10.7*	SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.26 to the Form S-1.

10.7.1*	2016 Form of Employee Option Agreement, is incorporated by reference to Exhibit 10.32 to the Form S-1.

10.7.2*	2016 Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.33 to the Form S-1.

10.7.3*	2016 Form of Non-Employee Director Deferred Stock Unit Agreement, is incorporated by reference to Exhibit 10.34 to the Form S-1.

10.8*	Form of Separation Benefit Agreement, is incorporated by reference to Exhibit 10.30 to the Form S-1.

10.9*	Form of Employee Offer Letter, is incorporated by reference to Exhibit 10.31 to the Form S-1.

10.10*	Summary of Non-Employee Director Compensation Program, is incorporated by reference to Exhibit 10.35 to the Form S-1.

10.11*	Executive Stock Ownership Policy, is incorporated by reference to Exhibit 10.37 to the Form S-1.

10.12#
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Clayton, Dubilier & Rice, LLC.

Exhibit Number	Description

10.13#
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Deere & Company.

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

____________________________________

# Filed herewith.
* Denotes management compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	June 22, 2016	By:	/s/ Doug Black
Doug Black
Chief Executive Officer

Date:	June 22, 2016	By:	/s/ John Guthrie
John Guthrie
Chief Financial Officer