Form 10-Q
period 2016-07-03
SiteOne Landscape Supply, Inc.
filed 2016-08-17
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016
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

As of August 15, 2016, 39,542,239 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SiteOne Landscape Supply, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	July 3, 2016	January 3, 2016
Current assets:
Cash and cash equivalents	$19.0	$20.1
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $3.6, respectively	228.0	136.8
Inventory, net	323.3	265.9
Income tax receivable	—	7.3
Prepaid expenses and other current assets	21.5	12.1
Total current assets	591.8	442.2

Property and equipment, net (Note 3)	66.5	66.2
Goodwill (Note 4)	63.4	48.0
Intangible assets, net (Note 4)	102.1	104.3
Other assets	9.5	8.0
Total assets	$833.3	$668.7

Liabilities and Equity
Current liabilities:
Accounts payable	$174.2	$86.4
Current portion of capital leases (Note 5)	3.9	4.0
Accrued compensation	25.9	30.0
Long term debt, current portion (Note 7)	2.8	0.6
Income tax payable	10.0	—
Accrued liabilities	33.1	23.8
Total current liabilities	249.9	144.8

Other long-term liabilities	9.0	8.9
Capital leases, less current portion (Note 5)	6.1	7.1
Deferred tax liabilities	27.7	26.2
Long-term debt, less current portion (Note 7)	403.5	177.1
Total liabilities	696.2	364.1

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Note 11)	—	216.8

Stockholders' equity (Note 1 and Note 11):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 39,563,150 and 14,259,998 shares issued, and 39,542,239 and 14,250,111 shares outstanding at July 3, 2016 and January 3, 2016 , respectively	0.4	0.1
Additional paid-in capital	216.7	113.1
Accumulated deficit	(79.1)	(24.2)
Accumulated other comprehensive loss	(0.9)	(1.2)
Total equity	137.1	87.8
Total liabilities and equity	$833.3	$668.7

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

Net sales	$513.4	$481.5	$841.9	$707.3
Cost of goods sold (exclusive of depreciation)	344.9	334.0	576.4	501.2
Gross profit	168.5	147.5	265.5	206.1

Selling, general and administrative expenses	118.0	91.3	222.6	164.4
Other income	1.0	0.7	2.2	1.5
Operating income	51.5	56.9	45.1	43.2

Interest and other non-operating expenses, net	6.5	2.6	9.1	5.0
Net income before taxes	45.0	54.3	36.0	38.2
Income tax expense	18.1	21.1	14.7	14.8
Net income	26.9	33.2	21.3	23.4
Less:
Redeemable convertible preferred stock dividends	3.1	6.1	9.6	11.9
Redeemable convertible preferred stock beneficial conversion feature	—	4.8	—	6.6
Special cash dividend paid to preferred stockholders	112.4	—	112.4	—
Undistributed earnings allocated to redeemable convertible preferred stock	—	13.9	—	3.0
Net income (loss) attributable to common shares	$(88.6)	$8.4	$(100.7)	$1.9

Net income (loss) per common share:
Basic	$(3.18)	$0.59	$(4.78)	$0.13
Diluted	$(3.18)	$0.59	$(4.78)	$0.13
Weighted average number of common shares outstanding (Note 1):
Basic	27,874,619	14,195,380	21,062,057	14,184,513
Diluted	27,874,619	14,386,718	21,062,057	14,280,182

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

Net income	$26.9	$33.2	$21.3	$23.4
Foreign currency translation adjustments	—	(0.2)	0.3	(0.3)
Comprehensive income	$26.9	$33.0	$21.6	$23.1

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash Flows from Operating Activities:
Net income	$21.3	$23.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6.8	5.8
Stock-based compensation	2.3	1.5
Amortization of software and intangible assets	10.9	8.4
Amortization of debt related costs	1.2	1.6
Loss on extinguishment of debt	1.2	—
(Gain) loss on sale of equipment	(0.1)	0.2
Deferred income taxes	—	(3.9)
Other	(0.2)	0.1
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(82.8)	(79.0)
Inventory	(41.0)	(45.6)
Income tax receivable	7.3	12.0
Prepaid expenses and other assets	(8.0)	(6.4)
Accounts payable	80.1	80.4
Income tax payable	9.9	6.3
Accrued expenses and other liabilities	3.3	7.8
Net Cash Provided By Operating Activities	$12.2	$12.6

Cash Flows from Investing Activities:
Purchases of property and equipment	(4.4)	(3.2)
Acquisitions, net of cash acquired	(41.7)	(64.2)
Proceeds from the sale of property and equipment	0.2	0.1
Net Cash Used In Investing Activities	$(45.9)	$(67.3)

Cash Flows from Financing Activities:
Equity proceeds from common stock	—	1.5
Purchase of treasury stock	(0.2)	(0.1)
Special cash dividend	(176.0)	—
Other dividends paid	(13.0)	—
Borrowings under term loan	272.3	—
Repayments under term loan	(61.4)	(0.3)
Borrowings on asset-based credit facility	200.2	195.9
Repayments on asset-based credit facility	(181.7)	(128.7)
Debt issuance costs paid	(3.5)	—
Payments on capital lease obligations	(2.1)	(2.0)
Other financing activities	(2.2)	—
Net Cash Provided By Financing Activities	$32.4	$66.3

Effect of exchange rate on cash	0.2	(0.1)
Net Change In Cash	(1.1)	11.5

Cash and cash equivalents:
Beginning	20.1	10.6
Ending	$19.0	$22.1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	3.9	3.4
Cash paid (received) during the year for income taxes	(2.6)	0.7

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	1.0	3.0

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a supplier of irrigation, landscape lighting, hardscapes, lawn care supplies, nursery stock, and landscape accessories to green industry professionals. The Company currently has over 450 stores. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the spring and summer months.

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

Refinancing of Term Loan and Special Cash Dividend

On April 29, 2016, the Company refinanced the existing term loan facility (the “Prior Term Loan Facility”) with an amended and restated $275.0 million term loan facility maturing in April 2022 (the “Amended Term Loan Facility”). On April 29, 2016, the proceeds from the Amended Term Loan Facility were used to repay all $60.3 million of borrowings outstanding under the Prior Term Loan Facility, to repay $29.9 million of borrowings outstanding under the senior asset-based credit facility (the “ABL Facility”), and to pay fees and expenses associated with the refinancing transaction. On May 2, 2016, a one-time special cash dividend of $176.0 million was paid to existing holders of the Company’s common stock and cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) as of April 29, 2016 out of the proceeds from the Amended Term Loan Facility. Of the $176.0 million paid to stockholders, $112.4 million was paid to holders of the Redeemable Convertible Preferred Stock in accordance with their right to participate in all distributions to common stockholders on an as-converted basis. The Redeemable Convertible Preferred Stock converted to common stock in accordance with its terms on May 16, 2016 resulting in the issuance by the Company of an additional 25,303,164 shares of its common stock which common shares are included in the weighted average common shares outstanding from that date forward. Prior to May 16, 2016, the Company’s earnings (loss) per share calculation reflected the impact of the Redeemable Convertible Preferred Stock. Since the special cash dividend was paid prior to conversion of the Redeemable Convertible Preferred Stock, the $112.4 million is reported as a reduction of net income attributable to common shares during the three and six months ended July 3, 2016. In conjunction with the payment of the special cash dividend, the Company reduced the exercise price of certain outstanding options and made a cash payment of $2.8 million to certain holders of options to offset the dilutive impact of the special cash dividend.

Initial Public Offering

On May 11, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-206444) relating to an initial public offering (“IPO”) of its common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On May 17, 2016, the Company completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,500,000 shares of common stock, at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from the IPO.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited condensed financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet as of January 3, 2016 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 3, 2016 included in the Company’s Form S-1/A (Amendment No. 4 to Form S-1) filed with SEC on May 2, 2016 (the “2015 Annual Financial Statements”). The interim period financial results for the three and six months periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 1, 2017 includes 52 weeks and the fiscal year ended January 3, 2016 includes 53 weeks. The three months ended July 3, 2016 and June 28, 2015 both include 13 weeks, and the six months ended July 3, 2016 and June 28, 2015 both include 26 weeks.

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. The Company owns 100% of all subsidiaries presented in these financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There were no significant changes to the Company’s significant accounting policies for the six months ended July 3, 2016 from those disclosed in the 2015 Annual Financial Statements.

Recently Issued and Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends Accounting Standards Codification (“ASC”) 805, Business Combinations. This ASU requires that acquiring entities recognize measurement period adjustments in the reporting period the amounts are determined, including earnings adjustments that would have been recorded in previous periods if the adjustments were known at the acquisition date. Acquiring entities are no longer required to retrospectively adjust amounts in comparative periods. The adjustment amounts and reasons are still disclosed. The Company adopted ASU 2015-16 when it became effective in the first quarter of fiscal 2016. The adoption did not have a material effect on the Company’s financial position or results of operations.

Accounting Pronouncements Issued But Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards and establishes a new ASC Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. This standard is effective for public entities’ annual reporting periods ended beginning after December 15, 2017, including interim reporting periods ended within that reporting period. Earlier application is permitted only as of annual reporting periods ended beginning after December 15, 2016, including interim reporting periods ended within that reporting period.

The guidance permits two implementation approaches, allowing for either full retrospective adoption or modified retrospective adoption of the new standard. The Company is evaluating the impact of the pending adoption of ASU No. 2014-09. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”) to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out, or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods ended beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11.
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early application of the amendment is permitted. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. The guidance must be applied using a cumulative-effect transition method. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements.

Note 2.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for aggregate cash considerations of approximately $43.4 million and $67.1 million for the periods ended July 3, 2016 and June 28, 2015, respectively.

In April 2016, the Company acquired the assets and assumed liabilities of Blue Max Materials, Inc., Blue Max Materials of Charleston, Inc., Blue Max Materials of Columbia, Inc. and Blue Max Materials of the Grand Strand, Inc., which together comprise Blue Max (“Blue Max”). Blue Max was a hardscapes and landscape supplier with five locations serving North Carolina and South Carolina.

In January 2016, the Company acquired all of the outstanding stock of Hydro-Scape Products, Inc. (“Hydro-Scape”). Based in San Diego, California, Hydro-Scape was a leading provider of landscape products (irrigation, lighting, maintenance, outdoor living and hardscapes) with 17 locations serving customers throughout Southern California.
In May 2015, the Company acquired all of the outstanding stock of AMC Industries, Inc. (“AMC”). AMC was a full line distributor of irrigation products and domestic water systems. Headquartered in San Antonio, Texas, AMC had nine locations throughout Texas and Oklahoma.

In February 2015, the Company acquired all of the outstanding stock of CLP SN Holdings, Inc., the parent company of Shemin Nurseries (“Shemin”), which included 30 store locations supplying primarily nursery goods in 18 major metropolitan markets across 14 states of the Eastern region of the United States and Texas. See further description below under the heading “Shemin Acquisition Accounting”.

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

The following table summarizes the adjusted aggregate fair values of the assets acquired and liabilities assumed at the acquisition date and subsequent adjustments for Shemin. The estimate of the fair values of assets acquired and liabilities assumed is as follows:

(In millions)
Fair value of consideration transferred:
Cash consideration	$57.8
Working capital adjustment	(0.1)
Net consideration transferred	$57.7

Assets acquired, at fair market value:
Cash and cash equivalents	$2.3
Accounts receivable	5.7
Inventory	9.3
Deferred tax assets	3.5
Prepaid expenses and other current assets	2.2
Total current assets	23.0
Property and equipment	9.9
Intangible assets	27.2
Other assets	1.3
Total assets	$61.4

Liabilities assumed, at fair market value:
Accounts payable	$6.1
Accrued liabilities	6.7
Deferred tax liabilities	12.0
Total liabilities assumed	$24.8

Identifiable net assets acquired	$36.6
Goodwill	21.1
Net assets acquired	$57.7

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

On an unaudited pro forma basis, the following represents the consolidated results of the Company had the Company acquired Shemin as of December 29, 2014 (the first day of the Company’s fiscal year 2015):

Six Months Ended
June 28, 2015
(In millions, except per share data)
Net sales	$714.8
Net income available to SiteOne common shareholders	$0.8
Net income per share of common stock attributable to SiteOne - diluted	$0.06

Note 3.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	Useful
	Life
	Range
	in Years	July 3, 2016	January 3, 2016
Land		$14.5	$14.6
Buildings and leasehold improvements:
Buildings	1 - 20	8.3	9.8
Leasehold improvements	1 - 20	12.3	9.8
Store equipment	1 - 12	16.8	14.3
Office furniture and fixtures and vehicles:
Office furniture and fixtures	1 - 12	8.9	7.9
Vehicles	2 - 6	31.3	29.2
Tooling	7	0.1	0.1
Construction in process		3.6	3.1
Total property and equipment, gross		95.8	88.8
Accumulated depreciation		29.3	22.6
Total property and equipment, net		$66.5	$66.2

Depreciation expense was approximately $3.4 million and $6.8 million for the three and six months ended July 3, 2016, respectively, and $3.2 million and $5.8 million for the three and six months ended June 28, 2015, respectively.
Note 4.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill are as follows (in millions):

	January 4, 2016	December 29, 2014
	to July 3, 2016	to January 3, 2016
Beginning balance	$48.0	$11.4
Acquisitions	15.4	36.6
Ending balance	$63.4	$48.0

Additions to goodwill during the interim period 2016 relate to the acquisition of Hydro-Scape and Blue Max (as described in Note 2).
Intangible Assets

During the period ended July 3, 2016, the Company recorded $8.2 million of intangible assets all of which related to customer relationships as a result of the Hydro-Scape and Blue Max acquisitions discussed in Note 2.

The Company’s customer relationship intangible assets will be amortized over a weighted-average period of 20 years. Trademarks and other intangible assets will be amortized over a weighted-average period of 10 years.

The following table summarizes the components of intangible assets (in millions except amortization period):

		July 3, 2016			January 3, 2016
	Years	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	10 -21	$135.9	$36.6	$99.3	$127.7	$26.5	$101.2
Trademarks and other	5 -10	4.4	1.6	2.8	4.4	1.3	3.1
Total intangibles		$140.3	$38.2	$102.1	$132.1	$27.8	$104.3

Amortization expense for intangible assets was approximately $5.5 million and $10.4 million for the three and six months ended July 3, 2016, respectively, and $4.7 million and $8.4 million for the three and six months ended June 28, 2015, respectively.

Note 5.     Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions):

	July 3, 2016	January 3, 2016
Capital lease obligations with rates ranging from 1.4% to 4.3% with monthly payments of approximately $0.4 million maturing through June 2021	$10.0	$11.1
Less current maturities	3.9	4.0
Total capital leases, less current portion	$6.1	$7.1

Note 6.     Employee Benefit and Stock Incentive Plan

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $1.3 million and $3.0 million for the three and six months ended July 3, 2016, respectively, and $1.0 million and $1.9 million for the three and six months ended June 28, 2015, respectively.

Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The Company recognized share-based compensation expense of approximately $2.2 million and $2.9 million for the three and six months ended July 3, 2016, and $0.8 million and $1.5 million for the three and six months ended June 28, 2015, respectively. During the six months ended July 3, 2016, 69,708 options were forfeited. The Company adopted a new Omnibus Equity Plan (the “Plan”) on April 28, 2016. Pursuant to this Plan, the Company granted 203,951 options, 21,610 deferred stock units (“DSUs”) and 17,762 restricted stock units (“RSUs”) during the three and six months ended July 3, 2016. The fair value of each option award was estimated on the date of grant using the Black-Scholes options pricing model. The DSUs and RSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. The RSUs and options granted to employees during the six months ended July 3, 2016 vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately. Total unrecognized compensation cost from share-based compensation arrangements as of July 3, 2016 was approximately $10.5 million. Share-based compensation expense is expected to be recognized over a weighted–average period of approximately 3.16 years.

Note 7.     Debt
Long-term debt was as follows (in millions):

	July 3, 2016	January 3, 2016
ABL facility	$146.5	$128.0
Term loan facility	274.4	60.5
Less: unamortized debt issuance costs and discounts on debt	(14.6)	(10.8)
Total debt	$406.3	$177.7

Less current portion	(2.8)	(0.6)
Total long-term debt	$403.5	$177.1

ABL Facility:

On December 23, 2013, SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, entered into the ABL Facility of up to $250 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company. The availability under the ABL Facility was $175.6 million and $112.5 million as of July 3, 2016 and January 3, 2016, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 2.45% to 4.50% and 2.04% to 4.25% at July 3, 2016 and January 3, 2016, respectively. Additionally, the Borrowers pay a 0.25% commitment fee on the unfunded amount. The ABL Facility was originally scheduled to mature on December 23, 2018. On October 20, 2015 the ABL Facility was amended to extend the maturity date to October 20, 2020 and increase the availability to $325.0 million. The other terms of the ABL Facility were not significantly altered.
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition.
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
Prior Term Loan Facility:
On December 23, 2013, the Borrowers also entered into the Prior Term Loan Facility in an aggregate principal amount of approximately $61.7 million. The Prior Term Loan Facility was guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Prior Term Loan Facility was secured by a first lien on Property and equipment, Intangibles, and equity interests of Landscape, and a second lien on ABL Facility assets. The interest rate on the Prior Term Loan Facility was LIBOR (minimum of 1.0%) plus an applicable margin of 4.0% or an alternate base rate for U.S. denominated borrowings plus an applicable margin of 3.0%. The interest rate on the outstanding balances was 5.0% at January 3, 2016. The Prior Term Loan Facility was scheduled to mature on December 23, 2019.

Amended Term Loan Facility:

On April 29, 2016, the Company refinanced the Prior Term Loan Facility with the $275.0 million Amended Term Loan Facility maturing in April 2022. On April 29, 2016 the proceeds under the Amended Term Loan Facility were used to repay all $60.3 million of borrowings outstanding under the Prior Term Loan Facility, to repay $29.9 million of borrowings outstanding under the ABL Facility, and to pay fees and expenses associated with the refinancing transaction. A special cash dividend of $176.0 million was paid to existing holders of the Company’s common stock and Redeemable Convertible Preferred Stock (on an as-converted basis) as of April 29, 2016 out of the proceeds of the Amended Term Loan Facility. As a result of the refinancing transaction, unamortized debt issuance costs and discounts on the Prior Term Loan Facility in the amount of $1.2 million were written off to expense, and new discounts and debt issuance costs of $6.3 million were capitalized. The debt issuance costs and discounts on debt are amortized as interest expense over the life of the debt. The Amended Term Loan Facility bears interest at a rate equal to adjusted LIBOR (minimum of 1.0%) plus an applicable margin of 5.25%, or an alternate base rate for U.S. denominated borrowings plus an applicable margin of 4.25%. The interest rate on the outstanding balance was 6.25% at July 3, 2016.
The Amended Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments and lines of business. The negative covenants are subject to the customary exceptions.
The Amended Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow for the applicable fiscal year if the secured leverage ratio is greater than 3.50 to 1.00.
During the three and six months ended July 3, 2016, the Company incurred total interest expense of $6.5 million and $9.1 million, respectively. Of this total, $4.7 million and $6.6 million related to interest on the ABL Facility and the Prior Term Loan Facility and Amended Term Loan Facility for the three and six months ended July 3, 2016, respectively. Amortization expense related to debt issuance costs was $1.8 million and $2.4 million for the three and six months ended July 3, 2016, respectively. The remaining $0.0 million and $0.1 million interest incurred for the three and six months ended July 3, 2016, respectively, related to interest attributable to capital leases.

During the three and six months ended June 28, 2015 the Company incurred total interest expense of $2.6 million and $5.0 million, respectively. Of this total, $1.7 million and $3.2 million related to interest on the ABL Facility and Term Loan Facility for the three and six months ended June 28, 2015, respectively. Amortization expense related to debt issuance costs was $0.8 million and $1.6 million for the three and six months ended June 28, 2015, respectively. The remaining $0.1 million and $0.2 million interest incurred for the three and six months ended June 28, 2015, respectively, related to interest attributable to capital leases.
Note 8.     Income Taxes
The Company’s effective tax rate was approximately 40.8% for the six months ended July 3, 2016 and 38.7% for the six months ended June 28, 2015. The increase in the effective tax rate was due primarily to nondeductible IPO related costs incurred during the six months ended July 3, 2016 as compared to the six months ended June 28, 2015.  The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.
In accordance with the provisions of ASC Topic 740 Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended July 3, 2016 and June 28, 2015, respectively, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
Note 9.     Related Party Transactions

The Company offers a financing plan to its customers through John Deere Financial, a wholly-owned subsidiary of Deere & Company (“Deere”). The Company paid John Deere Financial fees related to the financing offered of approximately $0.3 million and $0.1 million for the six months ended July 3, 2016 and June 28, 2015, respectively.

In December 2013, CD&R Landscapes Holdings, L.P. (the “CD&R Investor”), an affiliate of Clayton Dubilier & Rice, LLC (“CD&R”), acquired a majority stake in the Company (the “CD&R Acquisition”). In connection with the CD&R Acquisition, SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., Bidco, Landscape Holding and Landscape entered into consulting agreements (the “Consulting Agreements”) with each of CD&R and Deere. CD&R and Deere each provided consulting services under the Consulting Agreements at an annual fee of $1.3 million plus expense reimbursement and $0.7 million plus expense reimbursement, respectively, for a 10-year term or earlier termination if CD&R’s or Deere’s ownership, respectively, of the Company was reduced below 10%. On May 17, 2016, the Company entered into termination agreements with CD&R and Deere pursuant to which the Company paid CD&R and Deere an aggregate fee of approximately $7.5 million to terminate the Consulting Agreements in connection with the consummation of the IPO. See “Note 11. Redeemable Convertible Preferred Stock” for a discussion of dividends paid to the CD&R investor.

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. Net sales included in the Company’s consolidated statement of operations with the customer were $1.3 million and $2.1 million for the three and six months ended July 3, 2016, and $1.6 million and $2.8 million for the three and six months ended June 28, 2015, respectively. Accounts receivable included in the Company’s consolidated balance sheets were $0.7 million and $0.1 million at July 3, 2016 and January 3, 2016, respectively.
Note 10.     Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $4.6 million and $4.6 million as of July 3, 2016 and January 3, 2016, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $2.2 million and $2.2 million as of July 3, 2016 and January 3, 2016, respectively.
Letters of credit: As of July 3, 2016 and January 3, 2016, outstanding letters of credit were $2.9 million and $1.8 million respectively. There were no amounts drawn on the letters of credit for either period presented.
Note 11.     Redeemable Convertible Preferred Stock
The CD&R Equity Investment
In connection with the CD&R Acquisition, the Company issued Redeemable Convertible Preferred Stock to the CD&R Investor. On the day prior to the closing of the IPO, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by the Company of an additional 25,303,164 shares of common stock.
In accordance with the SEC guidance within ASC Topic 480, Distinguishing Liabilities from Equity: Classification and Measurement of Redeemable Securities, the Company classified the Redeemable Convertible Preferred Stock as mezzanine equity because the Redeemable Convertible Preferred Stock contains a redemption feature which was contingent upon certain change of control events, the occurrence of which was not solely within the control of the Company. These contingent events were not considered probable of occurring and as such the Company did not accrete the mezzanine equity to its redemption value each period. The Company determined that none of the features included in the Redeemable Convertible Preferred Stock are required to be accounted for separately as a derivative under ASC Topic 815, Derivatives and Hedging.

The initial issuance of Redeemable Convertible Preferred Stock did not include a beneficial conversion feature (“BCF”) because the conversion price used to set the conversion ratio at the time of issuance was greater than the initial common stock price. The Redeemable Convertible Preferred Stock is entitled to a 12% fixed, cumulative dividend payable quarterly in cash or in-kind. Dividends, to the extent paid-in-kind in the form of Redeemable Convertible Preferred Stock, contained the same conversion price as the original issuance and in certain cases did include a BCF as of the dividend payment date. Since the Redeemable Convertible Preferred Stock did not have a fixed or determinable redemption date and was freely convertible at any time, the Company immediately amortized any BCF recognized through retained earnings. As disclosed in Note 1, on May 2, 2016, the Company paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R Investor received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, in accordance with its right as a preferred stockholder. The Redeemable Convertible Preferred Stock converted to common stock in accordance with its terms on May 16, 2016. During the three and six months ended July 3, 2016, the Company paid the cumulative dividends in cash; and

accordingly, no BCF was recognized. For the three and six months ended June 28, 2015, BCF amortization was $4.8 million and $6.6 million, respectively.

Note 12.     Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. The Redeemable Convertible Preferred Stock has the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and is therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method for the period in which the Redeemable Convertible Preferred Stock is outstanding which reduces income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the Redeemable Convertible Preferred Stock in accordance with its contractual rights. In each period, the Company reduces income available to common stockholders and increases losses available to common stockholders to reflect the cumulative dividend on the Company’s Redeemable Convertible Preferred Stock whether or not declared or paid during the period. Similarly, the Company reduces income available to common stockholders and increases losses available to common stockholders for any amortization of beneficial conversion features recorded during each period.

As disclosed in Note 1, on May 2, 2016, a one-time special cash dividend of $176.0 million was paid to existing stockholders of the Company as of April 29, 2016. Of the $176.0 million special cash dividend, $112.4 million was paid to holder of the Redeemable Convertible Preferred Stock in accordance with its right to participate in all distributions to common stockholders on an as-converted basis. Prior to May 16, 2016, the earnings (loss) per share calculation reflected the impact of the Redeemable Convertible Preferred Stock. Since the special cash dividend was paid prior to conversion of the Redeemable Convertible Preferred Stock, the $112.4 million is reported as a reduction of net income attributable to common shares during the three and six months ended July 3, 2016.

The Company’s computation of diluted earnings per common share includes the effect of potential common stock, if dilutive. For the three and six months ended July 3, 2016 and June 28, 2015, the assumed exercises of a portion of the Company’s employee stock options, RSUs, DSUs and the assumed conversion of all of the Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings per common share calculation:

	For the three months ended		For the six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Weighted average potential common shares excluded because anti-dilutive
Preferred stock	11,624,678	23,505,415	18,405,739	23,148,348
Employee stock options, RSUs and DSUs	3,145,455	2,765,945	3,076,688	5,349,410
Note 13.     Subsequent Events

In August 2016, the Company acquired the assets and assumed liabilities of Bissett Nursery Corp. and acquired all of the outstanding stock of Bissett Equipment Corp. (collectively, “Bissett”). Headquartered in Holtsville, NY, Bissett is a leader in the distribution of nursery, hardscapes, landscape supplies as well as equipment sales, rental and repairs to landscape professionals with three locations serving customers throughout the New York City metropolitan area. The acquisition is not material and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included in the final prospectus (the “Final Prospectus”) filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 12, 2016 (Registration No. 333-206444).

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
On May 11, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-206444) relating to an IPO of its common stock was declared effective by the SEC. On May 17, 2016, the Company completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters have also exercised their option to purchase an additional 1,500,000 shares of common stock, at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. The Company did not receive any proceeds from the IPO. On the day prior to the closing of the IPO, all of the Company’s then-outstanding cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) converted into shares of common stock, resulting in the issuance by the Company of an additional 25,303,164 shares of its common stock. The conversion of Redeemable Convertible Preferred Stock is accounted for from the date of conversion and is not retroactively adjusted in the financial statements.
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30 and September 30, respectively.
Key Business and Performance Metrics
We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. The results and discussions that follow are reflective of how our executive management monitors the performance and efficiency of our business. From time to time, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures, including organic sales and Adjusted EBITDA. Organic sales and Adjusted EBITDA are not recognized terms under GAAP and we do not purport organic sales and Adjusted EBITDA to be alternative measures of operating performance under GAAP. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures to be important indicators of our results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a better baseline for analyzing trends in our underlying businesses. Our key business and performance metrics are described below and include:
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
Non-GAAP Organic sales. In managing our business, we consider all growth, including the opening of new greenfield stores, to be organic growth unless it results from an acquisition. When we refer to organic growth, we include increases in growth from newly-opened greenfield stores and decreases in growth from closing existing stores but exclude increases in growth from acquired stores until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period. We believe organic growth is a useful measure of our growth as we may choose to open or close stores in any given market depending upon the needs of our customers or our strategic growth opportunities.
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
Selling, general and administrative expenses (operating expenses). Our operating expenses are primarily comprised of selling, general and administrative costs, which include personnel expenses (salaries, wages, employee benefits, payroll taxes, stock compensation and bonuses), rent, fuel, vehicle maintenance costs, insurance, utilities, repairs and maintenance and professional fees. Operating expenses also include depreciation and amortization.
Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating our operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of interest expense, net of interest income excluding amortization of debt discount, income tax (benefit) expense, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, related party management fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss (as defined below). See “Results of Operations-Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.
Key Factors Affecting Our Operating Results
In addition to the metrics described above, a number of other important factors may affect our results of operations in any given period.
Weather Conditions and Seasonality
In a typical year, our operating results are impacted by seasonality. Historically, our net sales and net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation and turf maintenance activities in these quarters, and we have historically incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow or rain, which not only impact the demand for certain products like fertilizer and ice melt but also can delay construction projects where our products are used.
Temperatures across the United States were warmer than usual in the first quarter of 2016 which increased the demand for our products and pulled forward sales normally recorded in the second quarter to the first quarter. The warmer temperatures allowed landscape construction contractors to begin projects in February and early March, especially in northern markets. The early spring also resulted in fertilizer and control products being applied earlier in the season compared to the prior year.

Industry and Key Economic Conditions
Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods and landscape accessories, for use in the construction of newly built homes, commercial buildings and recreational spaces. The landscape distribution industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, home sales and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape distribution industry also includes a significant amount of landscape products such as fertilizer, herbicides and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies within the acquired companies. We completed the following acquisitions in the six months ended July 3, 2016 and June 28, 2015:
In April 2016, we acquired the assets of Blue Max Materials, Inc., Blue Max Materials of Charleston, Inc., Blue Max Materials of Columbia, Inc. and Blue Max Materials of the Grand Strand, Inc., which together comprise Blue Max (“Blue Max”), a hardscapes and landscape supply distributor with five locations in North Carolina and South Carolina.

In January 2016, we acquired the outstanding stock of Hydro-Scape Products Inc. (“Hydro-Scape”), an irrigation distributor with 17 locations in Southern California.
In May 2015, we acquired the outstanding stock of AMC Industries, Inc. (“AMC”), an irrigation and water systems distributor with nine locations in Texas and Oklahoma.
In February 2015, we acquired all of the outstanding stock of CLP SN Holdings, Inc., the parent company of Shemin Nurseries (“Shemin”), which included 30 store locations supplying primarily nursery goods in 18 major metropolitan markets across 14 states of the Eastern region of the United States and Texas.

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended July 3, 2016 and June 28, 2015.

Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	July 3, 2016		June 28, 2015		July 3, 2016		June 28, 2015
	(in millions)
	(unaudited)
Net sales	$513.4	100.0%	$481.5	100.0%	$841.9	100.0%	$707.3	100.0%
Cost of goods sold (exclusive of depreciation)	344.9	67.2%	334.0	69.4%	576.4	68.5%	501.2	70.9%
Gross profit	168.5	32.8%	147.5	30.6%	265.5	31.5%	206.1	29.1%
Selling, general and administrative expenses	118.0	23.0%	91.3	19.0%	222.6	26.4%	164.4	23.2%
Other income	1.0	0.2%	0.7	0.1%	2.2	0.3%	1.5	0.2%
Operating income	51.5	10.0%	56.9	11.8%	45.1	5.4%	43.2	6.1%
Interest and other non-operating expenses, net	6.5	1.3%	2.6	0.5%	9.1	1.1%	5.0	0.7%
Income tax expense	18.1	3.5%	21.1	4.4%	14.7	1.7%	14.8	2.1%
Net income	$26.9	5.2%	$33.2	6.9%	$21.3	2.5%	$23.4	3.3%
Net sales
Net sales increased 7% to $513.4 million for the three months ended July 3, 2016 compared with $481.5 million for the three months ended June 28, 2015, and increased 19% to $841.9 million for the six months ended July 3, 2016 compared with $707.3 million for the six months ended June 28, 2015. Organic sales decreased 2% in the second quarter but increased 7% overall in the first six months of 2016 compared with same period of the prior year. Organic sales for the second quarter of 2016 were negatively impacted by unusually wet weather in April and May and by the pull forward of sales into the first quarter from the second quarter due to the early spring. Organic sales for irrigation, lighting, hardscapes, nursery and landscape accessories grew 2% for the second quarter and 10% for the first six months of 2016 as the Company continued to benefit from strength in the residential and commercial construction markets. Organic sales for fertilizer, control products and other lawn care products, reflecting the impact of the pull forward from the first quarter, decreased 11% for the second quarter. Organic sales for these products increased 1% for the first six months of 2016. Acquisitions contributed $41.8 million, or 9%, to second quarter growth and $92.7 million, or 12%, to growth in the first six months of 2016.
 Costs of goods sold
Cost of goods sold increased 3% to $344.9 million for the three months ended July 3, 2016 compared with $334.0 million for the three months ended June 28, 2015, and increased 15% to $576.4 million for the six months ended July 3, 2016 compared with $501.2 million for the six months ended June 28, 2015. The increase in cost of goods sold for the second quarter of 2016 was primarily driven by the increased net sales growth, including acquisitions, partially offset by lower material cost including manufacturer incentives.
Gross profit and gross margin
Gross profit increased 14% to $168.5 million for the three months ended July 3, 2016 compared to $147.5 million for the three months ended June 28, 2015, and increased 29% to $265.5 million for the six months ended July 3, 2016 compared to $206.1 million for the six months ended June 28, 2015. Gross profit growth was driven by the increase in net sales resulting from acquisitions and margin expansion from our focus on operational improvements. Gross margin increased 220 basis points to 32.8% for the second quarter of 2016 compared to 30.6% for the same period of 2015. For the six months ended July 3, 2016, gross margin increased 240 basis points to 31.5% as compared to 29.1% for the six months ended June 28, 2015. Operational improvements in pricing and category management drove the majority of the increase.

Selling, general and administrative expenses (operating expenses)
Operating expenses increased 29% to $118.0 million for the three months ended July 3, 2016 from $91.3 million for the three months ended June 28, 2015. For the six months ended July 3, 2016, operating expenses increased 35% to $222.6 million from $164.4 million for the six months ended June 28, 2015. The increase reflects additional staff and other operating expenses attributable to acquisitions, dividend recapitalization and IPO related expenses, and higher personnel costs to support our growth initiatives. The dividend recapitalization and IPO related costs charged to operating expenses were approximately $11.2 million, including a $7.5 million fee paid to terminate Consulting Agreements with CD&R and Deere. Operating expense expressed as a percentage of net sales increased to 23.0% for the three months ended July 3, 2016 from 19.0% for the three months ended June 28, 2015, and increased to 26.4% for the six months ended July 3, 2016 from 23.2% for the six months ended June 28, 2015. The increase reflects the expenses related to the IPO and debt recapitalization and higher personnel costs. Depreciation and amortization expense increased $1.3 million to $9.1 million for the three months ended July 3, 2016 compared to $7.8 million for three months ended June 28, 2015, and increased $3.1 million to $17.7 million for the six months ended July 3, 2016 compared to $14.2 million for the six months ended June 28, 2015, primarily as a result of our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses increased $3.9 million to $6.5 million for the three months ended July 3, 2016 from $2.6 million for the three months ended June 28, 2015, and increased $4.1 million to $9.1 million for the six months ended July 3, 2016 from $5.0 million for the six months ended June 28, 2015. Interest and other non-operating expenses increased principally from the refinancing of the long-term debt, a higher interest rate on the new term loan and the write-off of unamortized debt discounts and debt issuance costs on the prior term loan.
Income tax (benefit) expense
Income tax expense was $18.1 million for the three months ended July 3, 2016 as compared to $21.1 million for the three months ended June 28, 2015.  For the six months ended July 3, 2016, income tax expense was $14.7 million as compared to $14.8 million for the six months ended June 28, 2015.   The effective tax rate was 40.2% for the three months ended July 3, 2016 as compared to 38.9% for the three months ended June 28, 2015.  For the six months ended July 3, 2016, the effective tax rate was 40.8% as compared to 38.7% for the six months ended June 28, 2015.  The increase in the effective tax rate was due primarily to nondeductible IPO related costs incurred during the second quarter of 2016.
Net income
Net income decreased $6.3 million to $26.9 million for the three months ended July 3, 2016 compared with $33.2 million for the three months ended June 28, 2015. For the six months ended July 3, 2016, net income decreased $2.1 million to $21.3 million for the six months ended July 3, 2016 from $23.4 million for the six months ended June 28, 2015. The decrease in net income for the second quarter was primarily attributable to the debt recapitalization and IPO related costs of $7.4 million on an after-tax basis, and higher interest and other non-operating expenses of $2.3 million on an after-tax basis principally from the new long-term debt.

Quarterly Results of Operations Data
The following tables set forth our net sales, cost of goods sold (exclusive of depreciation), gross profit, selling, general and administrative expenses, net income (loss) and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss)) for each of the most recent eight fiscal quarters. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	July 3, 2016	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014
	(in millions)
	(unaudited)
Net sales	$513.4	$328.5	$339.8	$404.5	$481.5	$225.8	$249.5	$326.2
Cost of goods sold	344.9	231.5	235.2	286.1	334.0	167.2	184.0	242.1
Gross profit	168.5	97.0	104.6	118.4	147.5	58.6	65.5	84.1
Selling, general and administrative expenses	118.0	104.6	110.7	98.2	91.3	73.1	68.8	67.9
Other income	1.0	1.2	1.2	1.3	0.7	0.8	1.1	0.7
Operating income (loss)	51.5	(6.4)	(4.9)	21.5	56.9	(13.7)	(2.2)	16.9
Interest and other non-operating (income) expenses	6.5	2.6	3.6	2.8	2.6	2.4	2.2	2.2
Income tax (benefit) expense	18.1	(3.4)	(2.7)	7.4	21.1	(6.3)	(1.8)	6.0
Net income (loss)	$26.9	$(5.6)	$(5.8)	$11.3	$33.2	$(9.8)	$(2.6)	$8.7
Adjusted EBITDA(1)	$74.9	$4.5	$11.9	$33.7	$66.6	$(5.7)	$7.1	$23.7
Net sales as a percentage of annual net sales			23.4%	27.9%	33.2%	15.5%	21.2%	27.7%
Gross profit as a percentage of annual gross profit			24.4%	27.6%	34.4%	13.6%	21.1%	27.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			11.2%	31.7%	62.4%	(5.3)%	9.6%	32.1%
_____________________________________

(1)
In addition to our net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this report to evaluate the operating performance and efficiency of the Company’s business. EBITDA represents our net income (loss) plus the sum of interest expense, net of interest income and excluding amortization of debt discount, income tax (benefit) expense, depreciation, and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

•	Adjusted EBITDA is used to test compliance with certain covenants under our long-term debt agreements;

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

Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of net income has limitations as an analytical tool. For example, these measures:

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	do not reflect our income tax (benefit) expense or the cash requirements to pay our income taxes;

•	do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

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

	Three Months Ended
	July 3, 2016	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014
	(in millions)
	(unaudited)
Reported net income (loss)	$26.9	$(5.6)	$(5.8)	$11.3	$33.2	$(9.8)	$(2.6)	$8.7
Income tax (benefit) expense	18.1	(3.4)	(2.7)	7.4	21.1	(6.3)	(1.8)	6.0
Interest expense, net	6.5	2.6	3.6	2.7	2.7	2.4	2.1	2.2
Depreciation & amortization	9.1	8.6	8.7	8.3	7.8	6.4	5.6	4.9
EBITDA	60.6	2.2	3.8	29.7	64.8	(7.3)	3.3	21.8
Stock-based compensation(a)	2.2	0.7	0.7	0.8	0.8	0.7	0.6	0.5
(Gain) loss on sale of assets(b)	—	(0.1)	0.2	—	0.2	—	—	0.2
Advisory fees(c)	8.0	0.5	0.5	0.5	0.5	0.5	0.5	0.5
Financing fees(d)	3.1	—	3.5	2.0	—	—	—	—
Rebranding and other adjustments(e)	1.0	1.2	3.2	0.7	0.3	0.4	2.7	0.7
Adjusted EBITDA(f)	$74.9	$4.5	$11.9	$33.7	$66.6	$(5.7)	$7.1	$23.7

_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

(c)
Represents fees paid to CD&R and Deere for consulting services. In connection with the IPO, we entered into termination agreements with CD&R and Deere pursuant to which the parties agreed to terminate the related consulting agreements. See “Certain Relationships and Related Party Transactions-Consulting Agreements” within our Final Prospectus.

(d)
Represents fees associated with our debt refinancing activities completed during the second quarter of the 2016 Fiscal Year and debt amendment completed during the fourth quarter of the 2015 Fiscal Year; as well as fees incurred in connection with our initial registration process, which were recorded as an expense during the second quarter of the 2016 Fiscal Year and the third and fourth quarter of the 2015 Fiscal Year.

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

Liquidity and Capital Resources
Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the senior asset-based credit facility (the “ABL Facility”). We expect that cash provided from operations and available capacity under the ABL Facility will provide sufficient funds to operate our business, make expected capital expenditures, and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt.
Our borrowing base capacity under the ABL Facility was $175.6 million as of July 3, 2016, after giving effect to approximately $146.5 million of revolving credit loans under the ABL Facility, an $18.5 million increase from $128.0 million of revolving credit loans as of January 3, 2016. As of July 3, 2016, we had total cash and cash equivalents of $19.0 million, total debt of $406.3 million, and capital leases of $10.0 million.
Working capital was $341.9 million as of July 3, 2016, an increase of $44.5 million as compared to $297.4 million as of January 3, 2016. The increase in working capital was attributable to the seasonality of our business and our acquisitions.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Six Months Ended
	July 3, 2016	June 28, 2015
	(in millions)
	(unaudited)
Net cash provided by (used in):
Operating activities	$12.2	$12.6
Investing activities	$(45.9)	$(67.3)
Financing activities	$32.4	$66.3
Cash flow provided by operating activities
Cash flow from operating activities for the six months ended July 3, 2016 was $12.2 million as compared to $12.6 million for the six months ended June 28, 2015. Cash flow from operations during the first six months of 2016 was slightly lower than the first six months of 2015 which reflects similar net income and working capital requirements for the periods.

Cash flow used in investing activities
Cash used in investing activities was $45.9 million for the six months ended July 3, 2016 as compared to $67.3 million for the six months ended June 28, 2015. The decrease reflects the smaller size of the acquisitions that have occurred in the first six months of 2016 compared to the same period of 2015. Capital expenditures were $4.4 million for the six months ended July 3, 2016, up slightly from $3.2 million for the six months ended June 28, 2015, reflecting higher investments in facilities and information technology to support our growth.
Cash flow provided by financing activities
Cash provided by financing activities was $32.4 million for the six months ended July 3, 2016 compared to cash provided of $66.3 million for the six months ended June 28, 2015. Cash flows from financing activities in 2016 reflects the borrowings under our new term loan of $272.3 million, repayments of the prior term loan facility of $61.4 million and the payment of the special cash dividend of $176.0 million as well as the preferred stock dividend payments of $13.0 million. Cash requirements were less for the first six months of 2016 when compared to the first six months of 2015 due to the lower investment in acquisitions.

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
As of July 3, 2016, the outstanding balance on the Amended Term Loan Facility was $274.4 million. The interest rate on the Amended Term Loan Facility is LIBOR (minimum of 1.0%) plus an applicable margin of 5.25%. The interest rate on the outstanding balance as of July 3, 2016 was 6.25%.
ABL Facility
Landscape Holding and Landscape are borrowers under the ABL Facility of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by Bidco. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. dollar-denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances at July 3, 2016 range from 2.45% to 4.50%. Additionally, the borrowers pay a 0.25% commitment fee on the unfunded amount. The ABL Facility matures on October 20, 2020.
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
Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of July 3, 2016, resulting from the changes in our long term debt. The changes during the six months ended July 3, 2016 were primarily the result of the refinancing of the Prior Term Loan Facility and increased borrowing under the ABL Facility.

	Payment Due by Period
	(in millions)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$420.9	$2.8	$5.5	$152.0	$260.6
Interest on long term debt(2)	124.8	22.0	43.5	42.8	16.5

(1)
For additional information see “Note 7. Debt” in the notes to the condensed consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $14.6 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of July 3, 2016. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of July 3, 2016. See “Note 7. Debt” in the notes to the condensed consolidated financial statements for further information regarding our debt instruments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

We discuss in our Final Prospectus filed with the SEC on May 12, 2016 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, (Registration No. 333-206444) and our other filings with the SEC, various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the Final Prospectus. The materialization of any risks and uncertainties identified in “Forward-Looking Statements” contained in this report together with those previously disclosed in the Final Prospectus and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-Looking Statements.”

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

10.1
Amended and Restated Stockholders Agreement, dated as of May 12, 2016, by and among SiteOne Landscape Supply, Inc., CD&R Landscapes Holdings, L.P. and Deere & Company, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc. for the quarter ended April 3, 2016 (the “Q1 Form 10-Q”).

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

10.12
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Clayton, Dubilier & Rice, LLC, is incorporated by reference to Exhibit 10.12 of the Q1 Form 10-Q.

Exhibit Number	Description

10.13
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Deere & Company, is incorporated by reference to Exhibit 10.13 of the Q1 Form 10-Q.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	August 17, 2016	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)