Form 10-Q
period 2016-10-02
SiteOne Landscape Supply, Inc.
filed 2016-11-07
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016
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

(470) 277-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2016, 39,542,239 shares of the registrant’s common stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SiteOne Landscape Supply, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	October 2, 2016	January 3, 2016
Current assets:
Cash and cash equivalents	$25.9	$20.1
Accounts receivable, net of allowance for doubtful accounts of $4.4 and $3.6, respectively	224.9	136.8
Inventory, net	310.4	265.9
Income tax receivable	3.6	7.3
Prepaid expenses and other current assets	26.1	12.1
Total current assets	590.9	442.2

Property and equipment, net (Note 3)	67.9	66.2
Goodwill (Note 4)	66.1	48.0
Intangible assets, net (Note 4)	106.0	104.3
Other assets	9.1	8.0
Total assets	$840.0	$668.7

Liabilities and Equity
Current liabilities:
Accounts payable	$137.2	$86.4
Current portion of capital leases (Note 5)	4.1	4.0
Accrued compensation	29.6	30.0
Long term debt, current portion (Note 7)	2.8	0.6
Accrued liabilities	34.2	23.8
Total current liabilities	207.9	144.8

Other long-term liabilities	11.1	8.9
Capital leases, less current portion (Note 5)	6.5	7.1
Deferred tax liabilities	30.0	26.2
Long-term debt, less current portion (Note 7)	431.7	177.1
Total liabilities	687.2	364.1

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Note 11)	—	216.8

Stockholders' equity (Note 1 and Note 11):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 39,563,150 and 14,259,998 shares issued, and 39,542,239 and 14,250,111 shares outstanding at October 2, 2016 and January 3, 2016 , respectively	0.4	0.1
Additional paid-in capital	217.6	113.1
Accumulated deficit	(64.2)	(24.2)
Accumulated other comprehensive loss	(1.0)	(1.2)
Total equity	152.8	87.8
Total liabilities and equity	$840.0	$668.7

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Net sales	$444.5	$404.5	$1,286.5	$1,111.8
Cost of goods sold (exclusive of depreciation)	306.1	286.1	882.5	787.3
Gross profit	138.4	118.4	404.0	324.5

Selling, general and administrative expenses	107.7	98.2	330.3	262.6
Other income	1.2	1.3	3.3	2.8
Operating income	31.9	21.5	77.0	64.7

Interest and other non-operating expenses, net	6.3	2.7	15.4	7.7
Net income before taxes	25.6	18.8	61.6	57.0
Income tax expense	10.7	7.4	25.4	22.2
Net income	14.9	11.4	36.2	34.8
Less:
Redeemable convertible preferred stock dividends	—	6.2	9.6	18.1
Redeemable convertible preferred stock beneficial conversion feature	—	5.0	—	11.6
Special cash dividend paid to preferred stockholders	—	—	112.4	—
Undistributed earnings allocated to redeemable convertible preferred stock	—	0.1	—	3.2
Net income (loss) attributable to common shares	$14.9	$0.1	$(85.8)	$1.9

Net income (loss) per common share:
Basic	$0.38	$0.01	$(3.15)	$0.13
Diluted	$0.36	$0.01	$(3.15)	$0.13
Weighted average number of common shares outstanding (Note 1):
Basic	39,563,895	14,217,142	27,229,336	14,195,389
Diluted	41,009,036	14,546,888	27,229,336	14,369,084

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Net income	$14.9	$11.4	$36.2	$34.8
Foreign currency translation adjustments	(0.1)	(0.4)	0.2	(0.7)
Comprehensive income	$14.8	$11.0	$36.4	$34.1

See Notes to unaudited Condensed Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash Flows from Operating Activities:
Net income	$36.2	$34.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10.3	9.2
Stock-based compensation	3.4	2.2
Amortization of software and intangible assets	17.1	13.3
Amortization of debt related costs	1.8	2.4
Loss on extinguishment of debt	1.2	—
(Gain) loss on sale of equipment	—	0.1
Deferred income taxes	—	(5.8)
Other	(0.6)	0.3
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(76.8)	(52.1)
Inventory	(21.9)	(23.5)
Income tax receivable	4.3	12.0
Prepaid expenses and other assets	(12.3)	(4.8)
Accounts payable	38.9	42.0
Accrued expenses and other liabilities	7.6	14.5
Net Cash Provided By Operating Activities	$9.2	$44.6

Cash Flows from Investing Activities:
Purchases of property and equipment	(6.2)	(6.4)
Acquisitions, net of cash acquired	(56.6)	(99.8)
Proceeds from the sale of property and equipment	0.3	0.1
Net Cash Used In Investing Activities	$(62.5)	$(106.1)

Cash Flows from Financing Activities:
Equity proceeds from common stock	—	2.3
Purchase of treasury stock	(0.2)	(0.1)
Special cash dividend	(176.0)	—
Other dividends paid	(13.0)	—
Borrowings under term loan	272.3	—
Repayments under term loan	(62.1)	(0.5)
Borrowings on asset-based credit facility	322.6	309.9
Repayments on asset-based credit facility	(275.8)	(231.2)
Debt issuance costs paid	(3.5)	—
Payments on capital lease obligations	(3.1)	(3.0)
Other financing activities	(2.2)	—
Net Cash Provided By Financing Activities	$59.0	$77.4

Effect of exchange rate on cash	0.1	(0.2)
Net Change In Cash	5.8	15.7

Cash and cash equivalents:

Beginning	20.1	10.6
Ending	$25.9	$26.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	12.6	5.2
Cash paid during the year for income taxes	20.8	16.3

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	2.8	3.4

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

Refinancing of Term Loan and Special Cash Dividend

On April 29, 2016, the Company refinanced the existing term loan facility (the “Prior Term Loan Facility”) with an amended and restated $275.0 million term loan facility maturing in April 2022 (the “Amended Term Loan Facility”). On April 29, 2016, the proceeds from the Amended Term Loan Facility were used to repay all $60.3 million of borrowings outstanding under the Prior Term Loan Facility, to repay $29.9 million of borrowings outstanding under the senior asset-based credit facility (the “ABL Facility”), and to pay fees and expenses associated with the refinancing transaction. On May 2, 2016, a one-time special cash dividend of $176.0 million was paid to existing holders of the Company’s common stock and cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) as of April 29, 2016 out of the proceeds from the Amended Term Loan Facility. Of the $176.0 million paid to stockholders, $112.4 million was paid to holders of the Redeemable Convertible Preferred Stock in accordance with their right to participate in all distributions to common stockholders on an as-converted basis. The Redeemable Convertible Preferred Stock converted to common stock in accordance with its terms on May 16, 2016 resulting in the issuance by the Company of an additional 25,303,164 shares of its common stock which common shares are included in the weighted average common shares outstanding from that date forward. Prior to May 16, 2016, the Company’s earnings (loss) per share calculation reflected the impact of the Redeemable Convertible Preferred Stock. Since the special cash dividend was paid prior to conversion of the Redeemable Convertible Preferred Stock, the $112.4 million is reported as a reduction of net income attributable to common shares during the nine months ended October 2, 2016. In conjunction with the payment of the special cash dividend, the Company reduced the exercise price of certain outstanding options and made a cash payment of $2.8 million to certain holders of options to offset the dilutive impact of the special cash dividend.

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited condensed financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet as of January 3, 2016 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 3, 2016 included in the Company’s Form S-1/A (Amendment No. 4 to Form S-1) filed with SEC on May 2, 2016 (the “2015 Annual Financial Statements”). The interim period financial results for the three and nine months periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 1, 2017 includes 52 weeks and the fiscal year ended January 3, 2016 includes 53 weeks. The three months ended October 2, 2016 and September 27, 2015 both include 13 weeks, and the nine months ended October 2, 2016 and September 27, 2015 both include 39 weeks.

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

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies for the nine months ended October 2, 2016 from those disclosed in the 2015 Annual Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides greater clarity to preparers on the treatment of eight items within an entity’s statement of cash flows with the goal of reducing the existing diversity in practice. ASU 2016-15 provides new guidance for eight specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds and bonds with “insignificant” cash coupons, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance in ASU 2016-15 should be applied using a retrospective transition method to each period presented. ASU 2016-15 becomes effective in fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption of the guidance, including within an interim period, is permitted. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements.

Note 2.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for aggregate cash considerations of approximately $58.5 million and $104.0 million for the nine months ended October 2, 2016 and September 27, 2015, respectively.

In September 2016, the Company acquired the assets and assumed liabilities of Glen Allen Nursery & Garden Center, Inc. (“Glen Allen”). With one location in Richmond, VA, Glen Allen is a leader in the distribution of nursery products to landscape professionals.

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

In April 2016, the Company acquired the assets and assumed liabilities of Blue Max Materials, Inc., Blue Max Materials of Charleston, Inc., Blue Max Materials of Columbia, Inc. and Blue Max Materials of the Grand Strand, Inc., which together comprise Blue Max (“Blue Max”), a hardscapes and landscape supplier with five locations serving North Carolina and South Carolina.

In January 2016, the Company acquired all of the outstanding stock of Hydro-Scape Products, Inc. (“Hydro-Scape”), a leading provider of landscape products (irrigation, lighting, maintenance, outdoor living and hardscapes) with 17 locations serving customers throughout Southern California.

In August 2015, the Company acquired the assets and assumed liabilities of Tieco, Inc. (“Tieco”), a distributor of irrigation, landscape, well drilling, athletic field, and pump and well products with six locations throughout Alabama and Florida.

In August 2015, the Company acquired all of the member’s interests of Green Resource, LLC (“Green Resource”), a distributor of maintenance products to large agronomics and golf customers with five locations servicing North and South Carolina.

In May 2015, the Company acquired all of the outstanding stock of AMC Industries, Inc. (“AMC”), a full line distributor of irrigation products and domestic water systems with nine locations throughout Texas and Oklahoma.

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

On an unaudited pro forma basis, the following represents the consolidated results of the Company had the Company acquired Shemin as of December 29, 2014 (the first day of the Company’s fiscal year 2015):

Nine Months Ended
September 27, 2015
(In millions, except per share data)
Net sales	$1,119.3
Net income available to SiteOne common shareholders	$(0.6)
Net income per share of common stock attributable to SiteOne - diluted	$(0.05)

Note 3.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	Useful
	Life
	Range
	in Years	October 2, 2016	January 3, 2016
Land		$14.5	$14.6
Buildings and leasehold improvements:
Buildings	1 - 20	8.3	9.8
Leasehold improvements	1 - 20	13.2	9.8
Store equipment	1 - 12	17.2	14.3
Office furniture and fixtures and vehicles:
Office furniture and fixtures	1 - 12	9.8	7.9
Vehicles	2 - 6	33.8	29.2
Tooling	7	0.5	0.1
Construction in process		3.2	3.1
Total property and equipment, gross		100.5	88.8
Accumulated depreciation		32.6	22.6
Total property and equipment, net		$67.9	$66.2

Depreciation expense was approximately $3.5 million and $10.3 million for the three and nine months ended October 2, 2016, respectively, and $3.4 million and $9.2 million for the three and nine months ended September 27, 2015, respectively.
Note 4.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill are as follows (in millions):

	January 4, 2016	December 29, 2014
	to October 2, 2016	to January 3, 2016
Beginning balance	$48.0	$11.4
Acquisitions	18.1	36.6
Ending balance	$66.1	$48.0

Additions to goodwill during the interim period 2016 relate to the acquisition of Hydro-Scape, Blue Max, Bissett and Glen Allen (as described in Note 2).
Intangible Assets

During the nine months ended October 2, 2016, the Company recorded $18.0 million of intangible assets which related to customer relationships and non-competition agreements as a result of the Hydro-Scape, Blue Max, Bissett and Glen Allen acquisitions discussed in Note 2.

The Company’s customer relationship intangible assets will be amortized over a weighted-average period of 20 years. Trademarks and other intangible assets will be amortized over a weighted-average period of 9 years.

The following table summarizes the components of intangible assets (in millions except amortization period):

		October 2, 2016			January 3, 2016
	Years	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	10 -21	$145.1	$42.3	$102.8	$127.7	$26.5	$101.2
Trademarks and other	5 -10	5.0	1.8	3.2	4.4	1.3	3.1
Total intangibles		$150.1	$44.1	$106.0	$132.1	$27.8	$104.3

Amortization expense for intangible assets was approximately $5.9 million and $16.3 million for the three and nine months ended October 2, 2016, respectively, and $4.8 million and $13.0 million for the three and nine months ended September 27, 2015, respectively.

Note 5.     Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions):

	October 2, 2016	January 3, 2016
Capital lease obligations with rates ranging from 1.4% to 4.5% with monthly payments of approximately $0.4 million maturing through September 2021	$10.6	$11.1
Less current maturities	4.1	4.0
Total capital leases, less current portion	$6.5	$7.1

Note 6.     Employee Benefit and Stock Incentive Plan

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $1.3 million and $4.3 million for the three and nine months ended October 2, 2016, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 27, 2015, respectively.

Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The Company recognized share-based compensation expense of approximately $1.1 million and $4.1 million for the three and nine months ended October 2, 2016, and $0.8 million and $2.3 million for the three and nine months ended September 27, 2015, respectively. During the nine months ended October 2, 2016, 87,135 options were forfeited. The Company adopted a new Omnibus Equity Plan (the “Plan”) on April 28, 2016. Pursuant to this Plan, the Company granted 216,961 options, 23,103 deferred stock units (“DSUs”) and 36,590 restricted stock units (“RSUs”) during the nine months ended October 2, 2016. The fair value of each option award was estimated on the date of grant using the Black-Scholes options pricing model. The DSUs and RSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. The RSUs and options granted to employees during the nine months ended October 2, 2016 vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately. Total unrecognized compensation cost from share-based compensation arrangements as of October 2, 2016 was approximately $9.7 million. Share-based compensation expense is expected to be recognized over a weighted–average period of approximately 2.93 years.

Note 7.     Debt
Long-term debt was as follows (in millions):

	October 2, 2016	January 3, 2016
ABL facility	$174.8	$128.0
Term loan facility	273.6	60.5
Less: unamortized debt issuance costs and discounts on debt	(13.9)	(10.8)
Total debt	$434.5	$177.7

Less current portion	(2.8)	(0.6)
Total long-term debt	$431.7	$177.1

ABL Facility:

On December 23, 2013, SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, entered into the ABL Facility of up to $250 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company. The availability under the ABL Facility was $130.2 million and $112.5 million as of October 2, 2016 and January 3, 2016, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 2.28% to 4.25% and 2.04% to 4.25% as of October 2, 2016 and January 3, 2016, respectively. Additionally, the Borrowers pay a 0.375% and 0.25% commitment fee on the unfunded amount as of October 2, 2016 and January 3, 2016, respectively. The ABL Facility was originally scheduled to mature on December 23, 2018. On October 20, 2015 the ABL Facility was amended to extend the maturity date to October 20, 2020 and increase the availability to $325.0 million. The other terms of the ABL Facility were not significantly altered.
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
Amended Term Loan Facility:

On April 29, 2016, the Company refinanced the Prior Term Loan Facility with the $275.0 million Amended Term Loan Facility maturing in April 2022. On April 29, 2016 the proceeds under the Amended Term Loan Facility were used to repay all $60.3 million of borrowings outstanding under the Prior Term Loan Facility, to repay $29.9 million of borrowings outstanding under the ABL Facility, and to pay fees and expenses associated with the refinancing transaction. A special cash dividend of $176.0 million was paid to existing holders of the Company’s common stock and Redeemable Convertible Preferred Stock (on an as-converted basis) as of April 29, 2016 out of the proceeds of the Amended Term Loan Facility. As a result of the refinancing transaction, unamortized debt issuance costs and discounts on the Prior Term Loan Facility in the amount of $1.2 million were written off to expense, and new discounts and debt issuance costs of $6.3 million were capitalized. The debt issuance costs and discounts on debt are amortized as interest expense over the life of the debt. The Amended Term Loan Facility bears interest at a rate equal to adjusted LIBOR (minimum of 1.0%) plus an applicable margin of 5.25%, or an alternate base rate for U.S. denominated borrowings plus an applicable margin of 4.25%. The interest rate on the outstanding balance was 6.25% at October 2, 2016.
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
During the three and nine months ended October 2, 2016, the Company incurred total interest expense of $6.3 million and $15.4 million, respectively. Of this total, $5.6 million and $12.2 million related to interest on the ABL Facility and the Prior Term Loan Facility and Amended Term Loan Facility for the three and nine months ended October 2, 2016, respectively. Amortization expense related to debt issuance costs was $0.6 million and $3.0 million for the three and nine months ended October 2, 2016, respectively. The remaining $0.1 million and $0.2 million interest incurred for the three and nine months ended October 2, 2016, respectively, related to interest attributable to capital leases.

During the three and nine months ended September 27, 2015 the Company incurred total interest expense of $2.7 million and $7.7 million, respectively. Of this total, $1.8 million and $5.1 million related to interest on the ABL Facility and Term Loan Facility for the three and nine months ended September 27, 2015, respectively. Amortization expense related to debt issuance costs was $0.8 million and $2.3 million for the three and nine months ended September 27, 2015, respectively. The remaining $0.1 million and $0.3 million interest incurred for the three and nine months ended September 27, 2015, respectively, related to interest attributable to capital leases.
Note 8.     Income Taxes
The Company’s effective tax rate was approximately 41.2% for the nine months ended October 2, 2016 and 38.9% for the nine months ended September 27, 2015, respectively. The increase in the effective rate was due primarily to nondeductible IPO related costs incurred during the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015.  The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.
In accordance with the provisions of ASC Topic 740 Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended October 2, 2016 and September 27, 2015, respectively, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
Note 9.     Related Party Transactions

The Company offers a financing plan to its customers through John Deere Financial, a wholly-owned subsidiary of Deere & Company (“Deere”). The Company paid John Deere Financial fees related to the financing offered of approximately $0.4 million and $0.2 million for the nine months ended October 2, 2016 and September 27, 2015, respectively.

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

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. Net sales included in the Company’s consolidated statement of operations with the customer were $1.1 million and $3.2 million for the three and nine months ended October 2, 2016, and $0.9 million and $3.5 million for the three and nine months ended September 27, 2015, respectively. Accounts receivable included in the Company’s consolidated balance sheets were $0.7 million and $0.1 million at October 2, 2016 and January 3, 2016, respectively.
Note 10.     Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $4.6 million and $4.6 million as of October 2, 2016 and January 3, 2016, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $2.2 million and $2.2 million as of October 2, 2016 and January 3, 2016, respectively.
Letters of credit: As of October 2, 2016 and January 3, 2016, outstanding letters of credit were $2.9 million and $1.8 million respectively. There were no amounts drawn on the letters of credit for either period presented.
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

The initial issuance of Redeemable Convertible Preferred Stock did not include a beneficial conversion feature (“BCF”) because the conversion price used to set the conversion ratio at the time of issuance was greater than the initial common stock price. The

Redeemable Convertible Preferred Stock is entitled to a 12% fixed, cumulative dividend payable quarterly in cash or in-kind. Dividends, to the extent paid-in-kind in the form of Redeemable Convertible Preferred Stock, contained the same conversion price as the original issuance and in certain cases did include a BCF as of the dividend payment date. Since the Redeemable Convertible Preferred Stock did not have a fixed or determinable redemption date and was freely convertible at any time, the Company immediately amortized any BCF recognized through retained earnings. As disclosed in Note 1, on May 2, 2016, the Company paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R Investor received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, in accordance with its right as a preferred stockholder. The Redeemable Convertible Preferred Stock converted to common stock in accordance with its terms on May 16, 2016. During the nine months ended October 2, 2016, the Company paid the cumulative dividends in cash; and accordingly, no BCF was recognized. For the three and nine months ended September 27, 2015, BCF amortization was $5.0 million and $11.6 million, respectively.

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

As disclosed in Note 1, on May 2, 2016, a one-time special cash dividend of $176.0 million was paid to existing stockholders of the Company as of April 29, 2016. Of the $176.0 million special cash dividend, $112.4 million was paid to holders of the Redeemable Convertible Preferred Stock in accordance with its right to participate in all distributions to common stockholders on an as-converted basis. Prior to May 16, 2016, the earnings (loss) per share calculation reflected the impact of the Redeemable Convertible Preferred Stock. Since the special cash dividend was paid prior to conversion of the Redeemable Convertible Preferred Stock, the $112.4 million is reported as a reduction of net income attributable to common shares during the nine months ended October 2, 2016.

The Company’s computation of diluted earnings per common share includes the effect of potential common stock, if dilutive. For the three and nine months ended October 2, 2016 and September 27, 2015, the assumed exercises of a portion of the Company’s employee stock options, RSUs, DSUs and the assumed conversion of all of the Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings per common share calculation:

	For the three months ended		For the nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Weighted average potential common shares excluded because anti-dilutive
Preferred stock	—	24,202,751	12,270,493	23,499,816
Employee stock options, RSUs and DSUs	11,988	793,345	3,137,951	632,479

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,445,141 and 0 for the three and nine months ended October 2, 2016, respectively, and 329,746 and 173,695 for the three and nine months ended September 27, 2015, respectively.

Note 13.     Subsequent Events

In November 2016, the Company acquired the assets and assumed the liabilities of the landscape distribution businesses of Loma Vista Nursery, Inc., a leader in the distribution of nursery and hardscape products to landscape professionals with two locations serving customers in Missouri and Kansas.  The acquisition is not material and not expected to have a significant impact on the condensed consolidated financial statements.

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
Key Business and Performance Metrics
We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. The results and discussions that follow are reflective of how our executive management monitors the performance and efficiency of our business. From time to time, we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures, including organic sales and Adjusted EBITDA. Organic sales and Adjusted EBITDA are not recognized terms under GAAP and we do not purport organic sales and Adjusted EBITDA to be alternative measures of operating performance under GAAP. We believe that these adjusted measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures to be important indicators of our results of operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a useful baseline for analyzing trends in our underlying businesses. Our key business and performance metrics are described below and include:
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
Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating our operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, related party management fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss (as defined below). See “Results of Operations-Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies within the acquired companies. We completed the following acquisitions in the nine months ended October 2, 2016 and September 27, 2015:
In September 2016, we acquired the assets and assumed liabilities of Glen Allen Nursery & Garden Center, Inc. (“Glen Allen”). With one location in Richmond, VA, Glen Allen is a leader in the distribution of nursery products to landscape professionals.

In August 2016, we acquired the assets and assumed liabilities of Bissett Nursery Corp. and acquired all of the outstanding stock of Bissett Equipment Corp. (collectively, “Bissett”). Headquartered in Holtsville, NY, Bissett is a leader in the distribution of nursery, hardscapes, landscape supplies as well as equipment sales, rental and repairs to landscape professionals with three locations serving customers throughout the New York City metropolitan area.

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
In August 2015, we acquired the assets and assumed liabilities of Tieco, Inc. (“Tieco”), a distributor of irrigation, landscape, well drilling, athletic field, and pump and well products with six locations throughout Alabama and Florida.
In August 2015, we acquired all of the member’s interests of Green Resource, LLC (“Green Resource”), a distributor of maintenance products to large agronomics and golf customers with five locations servicing North and South Carolina.
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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended October 2, 2016 and September 27, 2015.

Consolidated Statements of Operations

	Three Months Ended				Nine Months Ended
	October 2, 2016		September 27, 2015		October 2, 2016		September 27, 2015
	(in millions)
Net sales	$444.5	100.0%	$404.5	100.0%	$1,286.5	100.0%	$1,111.8	100.0%
Cost of goods sold (exclusive of depreciation)	306.1	68.9%	286.1	70.7%	882.5	68.6%	787.3	70.8%
Gross profit	138.4	31.1%	118.4	29.3%	404.0	31.4%	324.5	29.2%
Selling, general and administrative expenses	107.7	24.2%	98.2	24.3%	330.3	25.7%	262.6	23.6%
Other income	1.2	0.3%	1.3	0.3%	3.3	0.3%	2.8	0.3%
Operating income	31.9	7.2%	21.5	5.3%	77.0	6.0%	64.7	5.8%
Interest and other non-operating expenses, net	6.3	1.4%	2.7	0.7%	15.4	1.2%	7.7	0.7%
Income tax expense	10.7	2.4%	7.4	1.8%	25.4	2.0%	22.2	2.0%
Net income	$14.9	3.4%	$11.4	2.8%	$36.2	2.8%	$34.8	3.1%
Net sales
Net sales increased 10% to $444.5 million for the three months ended October 2, 2016 compared with $404.5 million for the three months ended September 27, 2015, and increased 16% to $1,286.5 million for the nine months ended October 2, 2016 compared with $1,111.8 million for the nine months ended September 27, 2015. Organic sales increased 2% in the third quarter and increased 5% overall in the first nine months of 2016 compared with the same period of the prior year. Organic sales growth was driven by sales of irrigation, nursery, lighting, hardscapes, and landscape accessories which grew 4% for the third quarter and 8% for the first nine months of 2016 as the Company continued to benefit from strength in the residential and commercial construction, and the repair and remodel markets. Among these products, organic sales for nursery products declined 4%, as the hot and dry weather across Texas and the East Coast negatively impacted the planting season. Organic sales for fertilizer, control products and other lawn care products decreased 1% for the third quarter and were flat for the first nine months of 2016. Acquisitions contributed $33.9 million, or 8%, to third quarter growth and $126.6 million, or 11%, to growth in the first nine months of 2016.
 Costs of goods sold
Cost of goods sold increased 7% to $306.1 million for the three months ended October 2, 2016 compared with $286.1 million for the three months ended September 27, 2015, and increased 12% to $882.5 million for the nine months ended October 2, 2016 compared with $787.3 million for the nine months ended September 27, 2015. The increase in cost of goods sold for the third quarter and the first nine months of 2016 was primarily driven by the increased net sales growth, including acquisitions, partially offset by lower material costs including manufacturer incentives.
Gross profit and gross margin
Gross profit increased 17% to $138.4 million for the three months ended October 2, 2016 compared to $118.4 million for the three months ended September 27, 2015, and increased 24% to $404.0 million for the nine months ended October 2, 2016 compared to $324.5 million for the nine months ended September 27, 2015. Gross profit growth for the third quarter was driven by the increase in net sales from acquisitions as well as gross margin expansion resulting from our operational improvements. Gross margin increased 180 basis points to 31.1% for the third quarter of 2016 compared to 29.3% for the same period of 2015. For the nine months ended October 2, 2016, gross margin increased 220 basis points to 31.4% as compared to 29.2% for the nine months ended September 27, 2015. Operational improvements in pricing and category management were the primary drivers of the increase.

Selling, general and administrative expenses (operating expenses)
Operating expenses increased 10% to $107.7 million for the three months ended October 2, 2016 from $98.2 million for the three months ended September 27, 2015. For the nine months ended October 2, 2016, operating expenses increased 26% to $330.3 million from $262.6 million for the nine months ended September 27, 2015. The increase in the third quarter primarily reflects additional staff and operating expenses associated with our acquisitions. The increase for the first nine months of 2016 reflects the impact of acquisitions, higher personnel costs to support our growth initiatives, and expenses associated with our dividend recapitalization and IPO. The dividend recapitalization and IPO related expenses for the first nine months were approximately $11 million, including a $7.5 million fee paid to terminate Consulting Agreements with CD&R and Deere. Operating expense expressed as a percentage of net sales slightly decreased to 24.2% for the three months ended October 2, 2016 compared to 24.3% for the three months ended September 27, 2015, and increased to 25.7% for the nine months ended October 2, 2016 from 23.6% for the nine months ended September 27, 2015. The increase for the first nine months of 2016 reflects the personnel, IPO and debt recapitalization expenses. Depreciation and amortization expense increased $1.5 million to $9.7 million for the three months ended October 2, 2016 compared to $8.2 million for three months ended September 27, 2015, and increased $4.9 million to $27.4 million for the nine months ended October 2, 2016 compared to $22.5 million for the nine months ended September 27, 2015, primarily as a result of our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses increased $3.6 million to $6.3 million for the three months ended October 2, 2016 from $2.7 million for the three months ended September 27, 2015, and increased $7.7 million to $15.4 million for the nine months ended October 2, 2016 from $7.7 million for the nine months ended September 27, 2015. These increases reflect an increase in the interest rate and outstanding debt levels following our dividend recapitalization.
Income tax (benefit) expense
Income tax expense was $10.7 million for the three months ended October 2, 2016 as compared to $7.4 million for the three months ended September 27, 2015. For the nine months ended October 2, 2016, income tax expense was $25.4 million as compared to $22.2 million for the nine months ended September 27, 2015. The effective tax rate was 41.8% for the three months ended October 2, 2016 as compared to 39.4% for the three months ended September 27, 2015.  For the nine months ended October 2, 2016, the effective tax rate was 41.2% as compared to 38.9% for the nine months ended September 27, 2015.  The increase in the effective tax rate was due primarily to nondeductible IPO related costs incurred during 2016.
Net income
Net income increased $3.5 million to $14.9 million for the three months ended October 2, 2016 compared to $11.4 million for the three months ended September 27, 2015. For the nine months ended October 2, 2016, net income increased $1.4 million to $36.2 million for the nine months ended October 2, 2016 from $34.8 million for the nine months ended September 27, 2015. The increase in net income for the third quarter was primarily attributable to the higher sales volume and the improvement in gross margin.

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

	Three Months Ended
	October 2, 2016	July 3, 2016	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014
	(in millions)
Net sales	$444.5	$513.4	$328.5	$339.8	$404.5	$481.5	$225.8	$249.5
Cost of goods sold	306.1	344.9	231.5	235.2	286.1	334.0	167.2	184.0
Gross profit	138.4	168.5	97.0	104.6	118.4	147.5	58.6	65.5
Selling, general and administrative expenses	107.7	118.0	104.6	110.7	98.2	91.3	73.1	68.8
Other income	1.2	1.0	1.2	1.2	1.3	0.7	0.8	1.1
Operating income (loss)	31.9	51.5	(6.4)	(4.9)	21.5	56.9	(13.7)	(2.2)
Interest and other non-operating (income) expenses	6.3	6.5	2.6	3.6	2.7	2.6	2.4	2.2
Income tax (benefit) expense	10.7	18.1	(3.4)	(2.7)	7.4	21.1	(6.3)	(1.8)
Net income (loss)	$14.9	$26.9	$(5.6)	$(5.8)	$11.4	$33.2	$(9.8)	$(2.6)
Adjusted EBITDA(1)	$43.7	$74.9	$4.5	$11.9	$33.7	$66.6	$(5.7)	$7.1
Net sales as a percentage of annual net sales				23.4%	27.9%	33.2%	15.5%	21.2%
Gross profit as a percentage of annual gross profit				24.4%	27.6%	34.4%	13.6%	21.1%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				11.2%	31.7%	62.4%	(5.3)%	9.6%
_____________________________________

(1)
In addition to our net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this report to evaluate the operating performance and efficiency of the Company’s business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA is further adjusted for stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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

	Three Months Ended
	October 2, 2016	July 3, 2016	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014
	(in millions)
Reported net income (loss)	$14.9	$26.9	$(5.6)	$(5.8)	$11.4	$33.2	$(9.8)	$(2.6)
Income tax (benefit) expense	10.7	18.1	(3.4)	(2.7)	7.4	21.1	(6.3)	(1.8)
Interest expense, net	6.3	6.5	2.6	3.6	2.7	2.6	2.4	2.1
Depreciation & amortization	9.7	9.1	8.6	8.7	8.2	7.9	6.4	5.6
EBITDA	41.6	60.6	2.2	3.8	29.7	64.8	(7.3)	3.3
Stock-based compensation(a)	1.1	2.2	0.7	0.7	0.8	0.8	0.7	0.6
(Gain) loss on sale of assets(b)	—	—	(0.1)	0.2	—	0.2	—	—
Advisory fees(c)	—	8.0	0.5	0.5	0.5	0.5	0.5	0.5
Financing fees(d)	0.4	3.1	—	3.5	2.0	—	—	—
Rebranding and other adjustments(e)	0.6	1.0	1.2	3.2	0.7	0.3	0.4	2.7
Adjusted EBITDA(f)	$43.7	$74.9	$4.5	$11.9	$33.7	$66.6	$(5.7)	$7.1

_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

(c)
Represents fees paid to CD&R and Deere for consulting services. In connection with the IPO, we entered into termination agreements with CD&R and Deere pursuant to which the parties agreed to terminate the related consulting agreements. See “Certain Relationships and Related Party Transactions-Consulting Agreements” within our Final Prospectus.

(d)
Represents fees associated with our debt refinancing activities completed during the second quarter of the 2016 Fiscal Year and debt amendment completed during the fourth quarter of the 2015 Fiscal Year; as well as fees incurred in connection with our initial registration process, which were recorded as an expense during the second and third quarter of the 2016 Fiscal Year and the third and fourth quarter of the 2015 Fiscal Year.

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
Our borrowing base capacity under the ABL Facility was $130.2 million as of October 2, 2016, after giving effect to approximately $174.8 million of revolving credit loans under the ABL Facility, an increase of $46.8 million from $128.0 million of revolving credit loans as of January 3, 2016. As of October 2, 2016, we had total cash and cash equivalents of $25.9 million, total debt of $434.5 million and capital leases of $10.6 million.
Working capital was $383.0 million as of October 2, 2016, an increase of $85.6 million as compared to $297.4 million as of January 3, 2016. The increase in working capital is primarily attributable to the seasonality of our business and the impact of our acquisitions.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(in millions)
Net cash provided by (used in):
Operating activities	$9.2	$44.6
Investing activities	$(62.5)	$(106.1)
Financing activities	$59.0	$77.4
Cash flow provided by operating activities

Cash flow from operating activities for the nine months ended October 2, 2016 was $9.2 million compared to $44.6 million for the nine months ended September 27, 2015. Cash flow from operations during the first nine months of 2016 was lower than the first nine months of 2015 due to an increase in working capital to support the growth of the business, primarily in accounts receivables, and a favorable impact in 2015 from a change in the timing of our annual bonus payment.

Cash flow used in investing activities
Cash used in investing activities was $62.5 million for the nine months ended October 2, 2016 compared to $106.1 million for the nine months ended September 27, 2015. The decrease reflects the lower investment in acquisitions during the first nine months of 2016 compared to the same period of 2015. Capital expenditures were $6.2 million for the first nine months of 2016, down slightly from $6.4 million for the first nine months of 2015.
Cash flow provided by financing activities
Cash provided by financing activities was $59.0 million for the nine months ended October 2, 2016 compared to cash provided of $77.4 million for the nine months ended September 27, 2015. Cash flows from financing activities in 2016 reflects the borrowings under our new term loan of $272.3 million, repayments of the prior term loan facility of $60.3 million and the payment of the special cash dividend of $176.0 million as well as the preferred stock dividend payments of $13.0 million. Cash requirements were less for the first nine months of 2016 when compared to the first nine months of 2015 due to the lower investment in acquisitions.

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
As of October 2, 2016, the outstanding balance on the Amended Term Loan Facility was $273.6 million. The interest rate on the Amended Term Loan Facility is LIBOR (minimum of 1.0%) plus an applicable margin of 5.25%. The interest rate on the outstanding balance as of October 2, 2016 was 6.25%.
ABL Facility
Landscape Holding and Landscape are borrowers under the ABL Facility of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by Bidco. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. dollar-denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances as of October 2, 2016 range from 2.28% to 4.25%. Additionally, the borrowers pay a 0.375% and 0.25% commitment fee on the unfunded amount as of October 2, 2016 and January 2, 2016, respectively. As of October 2, 2016, the outstanding balance on the ABL Facility was $174.8 million. The ABL Facility matures on October 20, 2020.
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
Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of October 2, 2016, resulting from the changes in our long term debt. The changes during the nine months ended October 2, 2016 were primarily the result of the refinancing of the Prior Term Loan Facility and increased borrowing under the ABL Facility.

	Payment Due by Period
	(in millions)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$448.4	$2.8	$4.8	$181.0	$259.8
Interest on long term debt(2)	113.5	22.1	39.4	42.5	9.5

(1)
For additional information see “Note 7. Debt” in the notes to the condensed consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $13.9 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of October 2, 2016. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of October 2, 2016. See “Note 7. Debt” in the notes to the condensed consolidated financial statements for further information regarding our debt instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

We intend to hold our first Annual Meeting of Shareholders (the “Annual Meeting”) on or about May 16, 2017, with the exact date, time and location to be determined and specified in our proxy statement related to the Annual Meeting.

In accordance with the SEC’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as the close of business on January 24, 2017.  Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Secretary, SiteOne Landscape Supply, Inc., 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, on or before the close of business on January 24, 2017, and must comply with the procedures and requirements set forth in Rule 14a-8 under the Exchange Act.

In accordance with the advance notice requirements contained in our Second Amended and Restated By-Laws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than on January 16, 2017 and no later than the close of business on February 15, 2017, to our Secretary, SiteOne Landscape Supply, Inc., 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076. These shareholder notices also must comply with the requirements of our Second Amended and Restated By-Laws and will not be effective otherwise.

Item 6. Exhibits.

Exhibit Number	Description

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

____________________________________

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	November 7, 2016	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)