Form 10-Q
period 2017-04-02
SiteOne Landscape Supply, Inc.
filed 2017-05-10
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, 39,694,811 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Regarding Forward-Looking Statements and Information
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	April 2, 2017	January 1, 2017
Current assets:
Cash and cash equivalents	$15.9	$16.3
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $4.3, respectively	200.2	169.0
Inventory, net	389.3	289.6
Income tax receivable	8.7	1.6
Prepaid expenses and other current assets	19.4	13.5
Total current assets	633.5	490.0

Property and equipment, net (Note 3)	71.6	69.8
Goodwill (Note 4)	107.9	70.8
Intangible assets, net (Note 4)	112.6	103.3
Other assets	9.4	8.7
Total assets	$935.0	$742.6

Liabilities and Equity
Current liabilities:
Accounts payable	$197.3	$108.3
Current portion of capital leases (Note 5)	4.5	4.3
Accrued compensation	23.9	36.7
Long term debt, current portion (Note 7)	3.0	3.0
Accrued liabilities	35.6	33.2
Total current liabilities	264.3	185.5

Other long-term liabilities	14.5	9.1
Capital leases, less current portion (Note 5)	6.6	6.7
Deferred tax liabilities	22.5	20.0
Long-term debt, less current portion (Note 7)	487.2	372.5
Total liabilities	795.1	593.8

Commitments and contingencies (Note 10)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 39,650,124 and 39,597,532 shares issued, and 39,629,213 and 39,576,621 shares outstanding at April 2, 2017 and January 1, 2017, respectively	0.4	0.4
Additional paid-in capital	220.8	219.3
Accumulated deficit	(80.2)	(69.7)
Accumulated other comprehensive loss	(1.1)	(1.2)
Total equity	139.9	148.8
Total liabilities and equity	$935.0	$742.6

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	April 2, 2017	April 3, 2016

Net sales	$335.0	$328.5
Cost of goods sold	234.1	231.5
Gross profit	100.9	97.0

Selling, general and administrative expenses	113.7	104.6
Other income	0.9	1.2
Operating loss	(11.9)	(6.4)

Interest and other non-operating expenses, net	6.2	2.6
Net loss before taxes	(18.1)	(9.0)
Income tax benefit	(7.6)	(3.4)
Net loss	(10.5)	(5.6)

Less: Redeemable convertible preferred stock dividends	—	6.5
Net loss attributable to common shares	$(10.5)	$(12.1)

Net loss per common share:
Basic	$(0.26)	$(0.85)
Diluted	$(0.26)	$(0.85)
Weighted average number of common shares outstanding (Note 1):
Basic	39,618,997	14,249,494
Diluted	39,618,997	14,249,494

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	April 2, 2017	April 3, 2016

Net loss	$(10.5)	$(5.6)
Foreign currency translation adjustments	0.1	0.3
Comprehensive loss	$(10.4)	$(5.3)

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash Flows from Operating Activities:
Net loss	$(10.5)	$(5.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4.0	3.4
Stock-based compensation	1.4	0.7
Amortization of software and intangible assets	5.8	5.2
Amortization of debt related costs	0.7	0.6
(Gain) loss on sale of equipment	0.1	(0.1)
Other	—	(0.2)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(29.1)	(44.2)
Inventory	(87.1)	(43.8)
Income tax receivable	(7.5)	(3.3)
Prepaid expenses and other assets	(5.4)	(1.0)
Accounts payable	85.8	103.5
Accrued expenses and other liabilities	(12.9)	(5.2)
Net Cash Provided By (Used In) Operating Activities	$(54.7)	$10.0

Cash Flows from Investing Activities:
Purchases of property and equipment	(2.8)	(1.9)
Acquisitions, net of cash acquired	(56.2)	(31.2)
Proceeds from the sale of property and equipment	—	0.1
Net Cash Used In Investing Activities	$(59.0)	$(33.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	0.3	—
Purchase of treasury stock	—	(0.1)
Other dividends paid	—	(6.5)
Repayments under term loan	(0.7)	(0.4)
Borrowings on asset-based credit facility	162.0	90.8
Repayments on asset-based credit facility	(47.2)	(59.4)
Payments on capital lease obligations	(1.1)	(1.1)
Net Cash Provided By Financing Activities	$113.3	$23.3

Effect of exchange rate on cash	—	0.1
Net Change In Cash	(0.4)	0.4

Cash and cash equivalents:
Beginning	16.3	20.1
Ending	$15.9	$20.5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	5.4	2.0
Cash paid during the year for income taxes	0.4	0.3

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	1.2	0.1

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a supplier of fertilizer and control products, irrigation supplies, landscape accessories, nursery goods, hardscapes and outdoor lighting to green industry professionals. The Company currently has over 475 branches. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the spring and summer months.

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

Secondary Offerings

On November 29, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-214628) relating to a secondary offering of its common stock was declared effective by the SEC. On December 5, 2016, the Company completed this secondary offering at a price to the public of $33.00 per share. In connection with the secondary offering, certain of the Company’s stockholders sold an aggregate of 9,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,350,000 shares of common stock at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

On April 25, 2017, the Company’s registration statement on Form S-1 (Registration No. 333-217327) relating to a secondary offering of its common stock was declared effective by the SEC.  On May 1, 2017, the Company completed this secondary offering at a price to the public of $47.50 per share. In connection with this secondary offering, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,500,000 shares of common stock at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with SEC for the fiscal year ended January 1, 2017. The interim period financial results for the three months periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 31, 2017 and the fiscal year ended January 1, 2017 both include 52 weeks. The three months ended April 2, 2017 and April 3, 2016 both include 13 weeks.

Principles of Consolidation

The Company’s unaudited consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. The Company owns 100% of all subsidiaries presented in these financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies for the three months ended April 2, 2017 from those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Recently Issued and Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 when it became effective in the first quarter of fiscal year 2017 on a prospective basis and as such, the Company’s prior year presentation has not changed. The primary impact of the adoption was the recognition of excess tax benefits as a component of Income tax benefit on the Company’s Consolidated Statements of Operations. As a result, excess tax benefits of $0.7 million were recognized in Income tax benefit in the first quarter of 2017. Historically, these amounts were recorded as Additional paid-in capital in Stockholders’ equity on the Company’s Consolidated Balance Sheets. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017. The Company now presents excess tax benefits or tax deficiencies within operating cash flows versus financing activities on the Consolidated Statements of Cash Flows. Additionally, the Company elected to account for forfeitures of share-based payments as they occur and there was no material financial impact as a result. None of the other provisions in ASU 2016-09 had a material impact on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 when it became effective in the first quarter of fiscal year 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends existing revenue recognition standards and establishes a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The amended standard is effective for the Company commencing in the first quarter of fiscal year 2018 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the standard and the impact on its consolidated financial statements and related disclosures as well as necessary control and process changes. The Company anticipates having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. Additionally, the Company intends to make policy elections within the amended standard that are consistent with its current accounting. The Company expects to adopt this standard on a modified retrospective basis in the first quarter of 2018.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the guidance for recognition, measurement, presentation and disclosures of lease arrangements and establishes a new ASC Topic 842. The amended standard will require recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the right-of-use asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for the Company commencing in the first quarter of fiscal year 2019. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for the Company commencing in the first quarter of fiscal year 2020. The guidance must be applied using a cumulative-effect transition method. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) : Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to provide clarification on cash flow classification related to eight specific issues including debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination. The guidance in ASU 2016-15 should be applied using a retrospective transition method to each period presented. ASU 2016-15 becomes effective for the Company in the first quarter of fiscal year 2018. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which amends existing guidance to require entities to recognize income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for the Company commencing in the first quarter of fiscal year 2018 using a modified retrospective method. The Company is currently evaluating the impact of this amended guidance; however, provisions of ASU 2016-16 are not expected to have a significant impact on the consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows. ASU 2016-18 will be effective for the Company in the first quarter of fiscal year 2018, using a retrospective transition method. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, ASU 2017-01 requires that to be considered a business, a set must include an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 will be effective for the Company in the first quarter of fiscal year 2018, and should be applied prospectively. The Company is currently evaluating the amended guidance; however, the provisions of ASU 2017-01 are not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (also known as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). ASU 2017-04 will be effective for annual and interim goodwill impairment tests performed in periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment tests beginning after January 1, 2017. The Company is currently evaluating the impact of the amended guidance on the its consolidated financial statements and related disclosures.

Note 2.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for aggregate cash considerations of approximately $56.6 million and $31.9 million for the three months ended April 2, 2017 and April 3, 2016, respectively.

•
In March 2017, the Company acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. (“Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscape and landscape supply distributor and has been a market leader since 1984.

•
In March 2017, the Company acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a leader in the distribution of hardscapes, natural stone and related products to landscape professionals.

•
In February 2017, the Company acquired the assets and assumed the liabilities of Stone Forest Materials, LLC (“Stone Forest”) with one location in Kennesaw, Georgia. Stone Forest is a leader in the distribution of hardscape products to landscape professionals.

•
In January 2017, the Company acquired the assets and assumed the liabilities of Aspen Valley Landscape Supply, Inc. (“Aspen Valley”) with three locations. Headquartered in Homer Glen, Illinois, Aspen Valley is a market leader in the distribution of hardscapes and landscape supplies in the Chicago Metropolitan Area.

•
In January 2016, the Company acquired all of the outstanding stock of Hydro-Scape Products, Inc. (“Hydro-Scape”), a leading provider of landscape products (irrigation, lighting, maintenance, outdoor living and hardscapes) with 17 locations serving customers throughout Southern California.

These transactions were accounted for by the acquisition method, and accordingly the results of operations are included in the Company’s consolidated financial statements from their respective acquisition dates.

Note 3.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	April 2, 2017	January 1, 2017
Land	$14.5	$14.5
Buildings and leasehold improvements:
Buildings	8.6	8.6
Leasehold improvements	14.7	14.0
Store equipment	20.6	17.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	11.9	11.1
Vehicles	39.4	36.1
Tooling	0.1	1.0
Construction in process	2.0	3.3
Total property and equipment, gross	111.8	106.2
Less: accumulated depreciation	40.2	36.4
Total property and equipment, net	$71.6	$69.8

Depreciation expense was approximately $4.0 million for the three months ended April 2, 2017, and $3.4 million for the three months ended April 3, 2016, respectively.

Note 4.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill are as follows (in millions):

January 2, 2017
to April 2, 2017
Beginning balance	$70.8
Goodwill acquired	37.2
Goodwill adjusted	(0.1)
Ending balance	$107.9
Additions to goodwill during three months ended April 2, 2017 relate to the acquisition of Aspen Valley, Stone Forest, AB Supply and Angelo’s (as described in Note 2).
Intangible Assets

During the three months ended April 2, 2017, the Company recorded $14.8 million of intangible assets which related to customer relationships and non-competition agreements as a result of the Aspen Valley, Stone Forest, AB Supply and Angelo’s acquisitions discussed in Note 2.

The Company’s customer relationship intangible asset lives range from 10 to 21 years. Trademarks and other intangible asset lives range from 5 to 10 years.

The following table summarizes the components of intangible assets (in millions except weighted average remaining useful life):

		April 2, 2017			January 1, 2017
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.9	$162.5	$52.8	$109.7	$147.7	$47.5	$100.2
Trademarks and other	6.1	5.0	2.1	2.9	5.0	1.9	3.1
Total intangibles		$167.5	$54.9	$112.6	$152.7	$49.4	$103.3

Amortization expense for intangible assets was approximately $5.4 million for the three months ended April 2, 2017, and $4.9 million for the three months ended April 3, 2016, respectively.

Total future amortization estimated as of April 2, 2017, is as follows (in millions):

Fiscal year ending:
2017 (remainder)	$16.6
2018	18.4
2019	15.2
2020	12.5
2021	10.3
Thereafter	39.6
Total future amortization	$112.6

Note 5.     Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions):

	April 2, 2017	January 1, 2017
Capital lease obligations with rates ranging from 2.0% to 4.8% with monthly payments of approximately $0.4 million maturing through March 2022	$11.1	$11.0
Less: current maturities	4.5	4.3
Total capital leases, less current portion	$6.6	$6.7

Note 6.     Employee Benefit and Stock Incentive Plan

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $1.9 million for the three months ended April 2, 2017, and $1.7 million for the three months ended April 3, 2016, respectively.

Prior to the adoption of the Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”), as described below, the Company offered to key employees the ability to purchase common shares of the Company under a Stock Incentive Plan, which commenced in May 2014 as approved by stockholders. Common stock options (“options”) were granted with the purchased shares at a predetermined number of options per purchased share. Prior to the public offering these shares were not transferrable except upon the employee’s death, repurchase at the option of the Company or with the Company’s consent. The Stock Incentive Plan provided for drag-along and tag-along rights if the stockholders sold more than 50.01% of their shares prior to a public offering. As of the date of IPO, 762,079 shares were purchased by employees and were outstanding under the Stock Incentive Plan; in addition, 20,911 shares were repurchased from certain terminated employees by the Company. The Company’s policy was to retain these repurchased shares as treasury shares and not to retire them.

The Company adopted the Omnibus Incentive Plan on April 28, 2016 in connection with the IPO. Upon adoption of the Omnibus Incentive Plan, the Stock Incentive Plan terminated and no additional awards were made thereunder. However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. Awards under the Omnibus Incentive Plan may be made in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance units; stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. Any shares covered by an award, or any portion thereof, granted under the Omnibus Incentive Plan or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the Omnibus Incentive Plan will again be available for issuance.

During the three months ended April 2, 2017, the Company granted 366,504 options, 1,756 DSUs and 46,898 RSUs; in addition, 41,825 options were forfeited. The RSUs and options granted to employees vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately. Options and RSUs expire ten years after the date of grant. The compensation cost for options and RSUs is recognized on a straight-line basis over the requisite vesting period. The weighted-average grant-date fair value of options granted was $13.17 per option and 52,592 options have been exercised during the three months ended April 2, 2017.

The fair value of each option award was estimated on the date of grant using the Black-Scholes options pricing model. The DSUs and RSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The Company recognized share-based compensation expense of approximately $1.4 million for the three months ended April 2, 2017, and $0.7 million for the three months ended April 3, 2016, respectively. Total unrecognized compensation cost from share-based compensation arrangements as of April 2, 2017 was approximately $14.9 million. Share-based compensation expense is expected to be recognized over a weighted–average period of approximately 3.02 years.

Note 7.     Long-Term Debt
Long-term debt was as follows (in millions):

	April 2, 2017	January 1, 2017
ABL facility	$205.8	$91.0
Term loan facility	297.1	297.9
Less: unamortized debt issuance costs and discounts on debt	(12.7)	(13.4)
Total debt	$490.2	$375.5
Less: current portion	(3.0)	(3.0)
Total long-term debt	$487.2	$372.5

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, entered into an amended ABL Facility during 2015 of up to $325.0 million, subject to borrowing base availability. The final maturity date of the ABL Facility is October 20, 2020. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company. The availability under the ABL Facility was $114.8 million and $164.5 million as of April 2, 2017 and January 1, 2017, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 2.60% to 4.75% and 2.49% to 4.50% as of April 2, 2017 and January 1, 2017, respectively. Additionally, the Borrowers pay a 0.375% and 0.375% commitment fee on the unfunded amount as of April 2, 2017 and January 1, 2017, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of April 2, 2017, the Company is in compliance with these covenants.
Term Loan Facility
The Borrowers entered into the Term Loan Facility dated April 29, 2016 in the amount of $275.0 million, and was amended on November 23, 2016 (see Term Loan Facility Amendments below). The Term Loan Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Prior Term Loan Facility has a first lien on Property and equipment, Intangibles, and equity interests of Landscape, and a second lien on ABL Facility assets. The final maturity date of the Term Loan Facility is April 29, 2022.
Refinancing

On April 29, 2016, the Company refinanced its then-existing term loan facility with the Term Loan Facility. The proceeds under the Term Loan Facility were used to repay all $60.3 million of borrowings outstanding under the Prior Term Loan Facility, repay $29.9 million of borrowings outstanding under the ABL Facility, pay a special cash dividend of $176.0 million to existing holders of the Company’s common stock and Redeemable Convertible Preferred Stock (on an as-converted basis) as of April 29, 2016 and pay fees and expenses associated with the refinancing transaction.
Term Loan Facility Amendments
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

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either, (i) an adjusted LIBOR (minimum of 1.0%) plus an applicable margin of 4.50%, or (ii) an alternate base rate plus an applicable margin of 3.50%. The other terms of the Tranche B Term Loans are generally the same as the terms applicable to Existing Term Loans. The interest rate on the outstanding balance was 5.5% at April 2, 2017.
The Amended Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments and lines of business. The negative covenants are subject to the customary exceptions. As of April 2, 2017, the Company is in compliance with these covenants.
The Amended Term Loan Facility is also subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow for the applicable fiscal year if the secured leverage ratio is greater than 3.50 to 1.00.
During the three months ended April 2, 2017, the Company incurred total interest expense of $6.2 million. Of this total, $5.4 million related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.7 million. The remaining $0.1 million interest incurred related to interest attributable to capital leases.

During the three months ended April 3, 2016 the Company incurred total interest expense of $2.6 million. Of this total, $1.9 million related to interest on the ABL Facility and Term Loan Facility. Amortization expense related to debt issuance costs and discounts was $0.6 million. The remaining $0.1 million interest incurred related to interest attributable to capital leases.
Note 8.     Income Taxes
The Company’s effective tax rate was approximately 42.0% for the three months ended April 2, 2017 and 37.8% for the three months ended April 3, 2016, respectively. The change in the effective rate was due primarily to the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits from stock option exercises as a component of Income tax benefit in the Company’s Consolidated Statements of Operations.  The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.
In accordance with the provisions of ASC Topic 740 Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended April 2, 2017 and April 3, 2016, respectively, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
Note 9.     Related Party Transactions

The Company offers a financing plan to its customers through John Deere Financial, a wholly-owned subsidiary of Deere & Company (“Deere”). The Company paid John Deere Financial fees related to the financing offered of approximately $0.1 million and $0.1 million for the three months ended April 2, 2017 and April 3, 2016, respectively.

In December 2013, CD&R Landscapes Holdings, L.P. (the “CD&R Investor”), an affiliate of Clayton Dubilier & Rice, LLC (“CD&R”), acquired a majority stake in the Company (the “CD&R Acquisition”). In connection with the CD&R Acquisition, the Company entered into consulting agreements (the “Consulting Agreements”) with each of CD&R and Deere. CD&R and Deere each provided consulting services under the Consulting Agreements at an annual fee of $1.3 million plus expense reimbursement and $0.7 million plus expense reimbursement, respectively, for a 10-year term or earlier termination if CD&R’s or Deere’s ownership, respectively, of the Company was reduced below 10%. On May 17, 2016, the Company entered into termination agreements with CD&R and Deere pursuant to which the Company paid CD&R and Deere an aggregate fee of approximately $7.5 million to terminate the Consulting Agreements in connection with the IPO. See “Note 11. Redeemable Convertible Preferred Stock” for a discussion of dividends paid to the CD&R investor.

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. Net sales included in the Company’s Consolidated Statement of Operations with TruGreen were $1.4 million for the three months ended April 2, 2017, and $0.8 million for the three months ended April 3, 2016, respectively. Accounts receivable included in the Company’s consolidated balance sheets were $1.0 million and $0.4 million at April 2, 2017 and January 1, 2017, respectively.
Note 10.     Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $4.0 million and $4.0 million as of April 2, 2017 and January 1, 2017, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.6 million and $1.6 million as of April 2, 2017 and January 1, 2017, respectively.
Letters of credit: As of April 2, 2017 and January 1, 2017, outstanding letters of credit were $4.5 million and $2.9 million respectively. There were no amounts drawn on the letters of credit for either period presented.
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

The initial issuance of Redeemable Convertible Preferred Stock did not include a beneficial conversion feature (“BCF”) because the conversion price used to set the conversion ratio at the time of issuance was greater than the initial common stock price. The Redeemable Convertible Preferred Stock was entitled to a 12% fixed, cumulative dividend payable quarterly in cash or in-kind. Dividends, to the extent paid-in-kind in the form of Redeemable Convertible Preferred Stock, contained the same conversion price as the original issuance and in certain cases did include a BCF as of the dividend payment date. Since the Redeemable Convertible Preferred Stock did not have a fixed or determinable redemption date and was freely convertible at any time, the Company immediately amortized any BCF recognized through retained earnings. As disclosed in Note 1, on May 2, 2016, the Company paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R Investor received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, as provided by its right as a preferred stockholder. The Redeemable Convertible Preferred Stock converted to common stock in accordance with its terms on May 16, 2016. During the three months ended April 3, 2016, the Company paid the cumulative dividends in cash; and accordingly, no BCF was recognized.

Note 12.     Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Redeemable Convertible Preferred Stock had the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and was therefore considered a participating security. The Company calculates basic earnings (loss) per share using the “two-class” method, and for the period ended April 3, 2016 did not allocate the loss available to common stockholders to the Redeemable Convertible Preferred Stock as those holders did not have a contractual obligation to share in net losses. In periods with income available to common stockholders, the Company would reduce income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the Redeemable Convertible Preferred Stock in accordance with its contractual rights. The Company reduced income available to common stockholders and increased loss available to common stockholders to reflect the cumulative dividend on the Company’s Redeemable Convertible Preferred Stock whether or not declared or paid during the period. See Note 11 for a detailed description of the terms of the Redeemable Convertible Preferred Stock.

The Company’s computation of diluted earnings (loss) per common share includes the effect of potential common stock, if dilutive. For the three months ended April 2, 2017 and April 3, 2016, the assumed exercises of a portion of the Company’s employee stock options, RSUs, DSUs and the assumed conversion of all of the Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	For the three months ended
	April 2, 2017	April 3, 2016
Weighted average potential common shares excluded because anti-dilutive
Redeemable Convertible Preferred stock	—	25,186,801
Employee stock options, RSUs and DSUs	3,359,996	3,007,921

Note 13.     Subsequent Events

On April 25, 2017, the Company’s registration statement on Form S-1 (Registration No. 333-217327) relating to a secondary offering of its common stock was declared effective by the SEC.  On May 1, 2017, the Company completed this secondary offering at a price to the public of $47.50 per share. In connection with this secondary offering, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,500,000 shares of common stock at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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
Initial Public Offering
On May 17, 2016, we completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, the CD&R Investor and Deere together sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,500,000 shares of common stock from the CD&R Investor and Deere, at the public offering price less the underwriting discounts and commissions. The CD&R Investor and Deere received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. We did not receive any proceeds from the IPO. On the day prior to the closing of the IPO, all of our then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by us of an additional 25,303,164 shares of our common stock. The conversion of Redeemable Convertible Preferred Stock was accounted for from the date of conversion and was not retroactively adjusted in our financial statements.
Secondary Public Offerings
On November 29, 2016, we registered on behalf of certain stockholders the offering and sale of 9,000,000 shares of common stock, as well as 1,350,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On December 6, 2016, the selling stockholders completed this offering of 10,350,000 shares of common stock at a price of $33.00 per share. We did not receive any of the proceeds from the aggregate 10,350,000 shares of common stock sold by the selling stockholders.

On April 25, 2017, we registered on behalf of certain stockholders the offering and sale of 10,000,000 shares of common stock, as well as 1,500,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On May 1, 2017, the selling stockholders completed the offering of 11,500,000 shares of common stock at a price of $47.50 per share. We did not receive any of the proceeds from the aggregate 11,500,000 shares of common stock sold by the selling stockholders.

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

Key Business and Performance Metrics
We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:
Net sales. We generate net sales primarily through the sale of landscape supplies, including irrigation systems, fertilizer and control products, landscape accessories, nursery goods, hardscapes and outdoor lighting to our customers who are primarily landscape contractors serving the residential and commercial construction sectors. Our net sales include billings for freight and handling charges, and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based tax.
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

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss. See “Results of Operations-Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

Key Factors Affecting Our Operating Results
In addition to the metrics described above, a number of other important factors may affect our results of operations in any given period.
Weather Conditions and Seasonality
In a typical year, our operating results are impacted by seasonality. Historically, our net sales and net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation and turf maintenance activities in these quarters, and we have historically incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow or rain, which not only impact the demand for certain products like fertilizer and ice melt but also may delay construction projects where our products are used.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attain new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions in the three months ended April 2, 2017 and April 3, 2016:

•
In March 2017, we acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. (“Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscape and landscape supply distributor and has been a market leader since 1984.

•
In March 2017, we acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a leader in the distribution of hardscapes, natural stone and related products to landscape professionals.

•
In February 2017, we acquired the assets and assumed the liabilities of Stone Forest Materials, LLC (“Stone Forest”) with one location in Kennesaw, Georgia. Stone Forest is a leader in the distribution of hardscape products to landscape professionals.

•
In January 2017, we acquired the assets and assumed the liabilities of Aspen Valley Landscape Supply, Inc. (“Aspen Valley”) with three locations. Headquartered in Homer Glen, Illinois, Aspen Valley is a market leader in the distribution of hardscapes and landscape supplies in the Chicago Metropolitan Area.

•
In January 2016, we acquired all of the outstanding stock of Hydro-Scape Products, Inc. (“Hydro-Scape”), a leading provider of landscape products (irrigation, lighting, maintenance, outdoor living and hardscapes) with 17 locations serving customers throughout Southern California.

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended April 2, 2017 and April 3, 2016.

(In millions)
Consolidated Statements of Operations

	Three Months Ended
	April 2, 2017		April 3, 2016
Net sales	$335.0	100.0%	$328.5	100.0%
Cost of goods sold	234.1	69.9%	231.5	70.5%
Gross profit	100.9	30.1%	97.0	29.5%
Selling, general and administrative expenses	113.7	33.9%	104.6	31.8%
Other income	0.9	0.3%	1.2	0.4%
Operating loss	(11.9)	(3.6)%	(6.4)	(1.9)%
Interest and other non-operating expenses, net	6.2	1.9%	2.6	0.8%
Income tax benefit	(7.6)	(2.3)%	(3.4)	(1.0)%
Net loss	$(10.5)	(3.1)%	$(5.6)	(1.7)%
Net sales
Net sales increased 2% to $335.0 million for the three months ended April 2, 2017 compared to $328.5 million for the three months ended April 3, 2016. Organic Sales decreased 3% and Organic Daily Sales decreased 2% in the first quarter of 2017 compared with the same period of 2016 in which Organic Sales growth was 23% and Organic Daily Sales growth was 22%. The decrease reflects a return to a normal spring weather pattern following the early spring in 2016. Organic Daily Sales for nursery, irrigation, outdoor lighting, hardscapes and landscape accessories grew 3% as the strength in the repair and remodel, and construction markets offset the negative impact of the later spring and the wet weather on the West Coast. Organic Daily Sales for agronomic products decreased 8% due to the later spring which delayed applications of fertilizer and control products. Acquisitions contributed $16.5 million, or 5%, to first quarter growth of 2017.
 Costs of goods sold
Cost of goods sold increased 1% to $234.1 million for the three months ended April 2, 2017 compared to $231.5 million for the three months ended April 3, 2016. The increase in Cost of goods sold for the first quarter of 2017 was primarily driven by the Net sales growth, including acquisitions, partially offset by lower material costs including manufacturer incentives.
Gross profit and gross margin
Gross profit increased 4% to $100.9 million for the three months ended April 2, 2017 compared to $97.0 million for the three months ended April 3, 2016. Gross profit growth for the first quarter of 2017 was driven by the increase in Net sales from acquisitions as well as gross margin expansion resulting from our operational initiatives. Gross margin increased 60 basis points to 30.1% for the first quarter of 2017 compared to 29.5% for the same period of 2016 primarily driven by operational improvements in category management.
Selling, general and administrative expenses (operating expenses)
Operating expenses increased 9% to $113.7 million for the three months ended April 2, 2017 from $104.6 million for the three months ended April 3, 2016. The increase in the first quarter of 2017 primarily reflects additional staff and operating expenses associated with our acquisitions. Operating expenses expressed as a percentage of Net sales increased to 33.9% for the three months ended April 2, 2017 compared to 31.8% for the three months ended April 3, 2016. The increase reflects the growth in operating expenses associated with our acquisitions during a seasonally slow sales quarter. Depreciation and amortization expense increased $1.2 million to $9.8 million for the three months ended April 2, 2017 compared to $8.6 million for three months ended April 3, 2016, primarily as a result of our acquisitions.

Interest and other non-operating expenses, net
Interest and other non-operating expenses increased $3.6 million to $6.2 million for the three months ended April 2, 2017 from $2.6 million for the three months ended April 3, 2016. The increase reflects higher debt levels and a higher blended interest rate on our debt following our term loan refinancing and subsequent amendment transaction.
Income tax (benefit) expense
Income tax benefit was $7.6 million for the three months ended April 2, 2017 as compared to $3.4 million for the three months ended April 3, 2016. The effective tax rate was 42.0% for the three months ended April 2, 2017 as compared to 37.8% for the three months ended April 3, 2016. The change in the effective tax rate was due primarily to the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits from stock option exercises as a component of Income tax benefit in the Company’s Consolidated Statements of Operations.
Net income (loss)
Net loss increased $4.9 million to $10.5 million for the three months ended April 2, 2017 compared to a Net loss of $5.6 million for the three months ended April 3, 2016. The increase in Net loss for the first quarter was primarily attributable to the increase in interest expense from our debt related transactions and operating expenses from our acquisitions.

Quarterly Results of Operations Data
The following tables set forth our net sales, cost of goods sold, gross profit, selling, general and administrative expenses, net income (loss) and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss)) for each of the most recent eight quarters in fiscal years 2017, 2016 and 2015. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions)
	2017	2016				2015
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2

Net sales	$335.0	$361.8	$444.5	$513.4	$328.5	$339.8	$404.5	$481.5
Cost of goods sold	234.1	250.0	306.1	344.9	231.5	235.2	286.1	334.0
Gross profit	100.9	111.8	138.4	168.5	97.0	104.6	118.4	147.5
Selling, general and administrative expenses	113.7	116.2	107.7	118.0	104.6	110.7	98.2	91.3
Other income	0.9	1.4	1.2	1.0	1.2	1.2	1.3	0.7
Operating income (loss)	(11.9)	(3.0)	31.9	51.5	(6.4)	(4.9)	21.5	56.9
Interest and other non-operating expenses	6.2	6.7	6.3	6.5	2.6	3.7	2.7	2.6
Income tax (benefit) expense	(7.6)	(4.1)	10.7	18.1	(3.4)	(2.7)	7.4	21.1
Net income (loss)	$(10.5)	$(5.6)	$14.9	$26.9	$(5.6)	$(5.9)	$11.4	$33.2
Adjusted EBITDA(1)	$1.2	$11.2	$43.7	$74.9	$4.5	$11.9	$33.7	$66.6
Net sales as a percentage of annual net sales		22.0%	27.0%	31.1%	19.9%	23.4%	27.9%	33.2%
Gross profit as a percentage of annual gross profit		21.7%	26.8%	32.7%	18.8%	24.4%	27.6%	34.4%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		8.3%	32.5%	55.8%	3.4%	11.2%	31.7%	62.4%
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

•	we consider (gain) loss on the acquisition, disposal and impairment of assets as resulting from investing decisions rather than ongoing operations; and

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

(In millions)
	2017	2016				2015
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Net income (loss)	$(10.5)	$(5.6)	$14.9	$26.9	$(5.6)	$(5.9)	$11.4	$33.2
Income tax (benefit) expense	(7.6)	(4.1)	10.7	18.1	(3.4)	(2.7)	7.4	21.1
Interest expense, net	6.2	6.7	6.3	6.5	2.6	3.7	2.7	2.6
Depreciation and amortization	9.8	9.6	9.7	9.1	8.6	8.7	8.2	7.9
EBITDA	(2.1)	6.6	41.6	60.6	2.2	3.8	29.7	64.8
Stock-based compensation(a)	1.4	1.3	1.1	2.2	0.7	0.7	0.8	0.8
(Gain) loss on sale of assets(b)	0.1	0.1	—	—	(0.1)	0.2	—	0.2
Advisory fees(c)	—	—	—	8.0	0.5	0.5	0.5	0.5
Financing fees(d)	—	1.1	0.4	3.1	—	3.5	2.0	—
Rebranding and other adjustments(e)	1.8	2.1	0.6	1.0	1.2	3.2	0.7	0.3
Adjusted EBITDA(f)	$1.2	$11.2	$43.7	$74.9	$4.5	$11.9	$33.7	$66.6

_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

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

(e)
Represents (i) expenses related to our rebranding to the name SiteOne and (ii) professional fees, retention and severance payments, and performance bonuses related to historical acquisitions. Although we have incurred professional fees, retention and severance payments, and performance bonuses related to acquisitions in several historical periods and expect to incur such fees for any future acquisitions, we cannot predict the timing or amount of any such fees.

(f)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days)
	2017	2016
	Qtr 1	Qtr 1
Net sales	$335.0	$328.5
Organic sales	318.5	328.5
Acquisition contribution(a)	16.5	—
Selling Days	64	65
Organic Daily Sales	$5.0	$5.1

_____________________________________

(a)	Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2017 fiscal year.
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
Our borrowing base capacity under the ABL Facility was $114.8 million as of April 2, 2017, after giving effect to approximately $205.8 million of revolving credit loans under the ABL Facility, an increase of $114.8 million from $91.0 million of revolving credit loans as of January 1, 2017. As of April 2, 2017, we had total cash and cash equivalents of $15.9 million, total debt of $502.9 million and capital leases of $11.1 million.
Working capital was $369.2 million as of April 2, 2017, an increase of $64.7 million as compared to $304.5 million as of January 1, 2017. The increase in working capital is primarily attributable to seasonality of our business and growth from our acquisitions.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Three Months Ended
	April 2, 2017	April 3, 2016
Net cash provided by (used in):
Operating activities	$(54.7)	$10.0
Investing activities	$(59.0)	$(33.0)
Financing activities	$113.3	$23.3

Cash flow provided by (used in) operating activities

Net cash used in operating activities for the three months ended April 2, 2017 was $54.7 million compared to cash provided of $10.0 million for the three months ended April 3, 2016. Net cash from operating activities during the first three months of 2017 was lower than the first three months of 2016 primarily due to increases in inventory attributable to acquisitions, the transitions to our new replenishment systems and the timing of our inventory build in preparation for the spring selling season.

Cash flow used in investing activities

Cash used in investing activities was $59.0 million for the three months ended April 2, 2017 compared to $33.0 million for the three months ended April 3, 2016. The increase reflects greater investment in acquisitions during the first three months of 2017 compared to the same period of 2016. Capital expenditures were $2.8 million for the first three months of 2017, up slightly from $1.9 million for the three months of 2016 due to investments in information technology initiatives.
Cash flow provided by financing activities
Net cash provided by financing activities was $113.3 million for the three months ended April 2, 2017 compared to cash provided of $23.3 million for the three months ended April 3, 2016. The increase reflects borrowings under the ABL Facility to fund investments in working capital and acquisitions.

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
Refinancing
On April 29, 2016, we refinanced our then-existing term loan facility, or the “Prior Term Loan Facility,” with the Term Loan Facility. We refer to this refinancing transaction as the “Refinancing.” We used borrowings under the Term Loan Facility to repay all $60.3 million of borrowings outstanding under the Prior Term Loan Facility, repay $29.9 million of borrowings outstanding under the ABL Facility, pay a special cash dividend of $176.0 million, or the “Special Cash Dividend,” to holders of our common stock and Preferred Stock as of April 29, 2016 and pay fees and expenses associated with the Refinancing.
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
ABL Facility
Landscape Holding and Landscape are borrowers under the ABL Facility of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by Bidco. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. dollar-denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances at April 2, 2017 range from 2.60% to 4.75%. Additionally, the borrowers paid a 0.375% and 0.375% commitment fee on the unfunded amount as of April 2, 2017 and January 1, 2017, respectively. As of April 2, 2017, the outstanding balance on the ABL Facility was $205.8 million. The ABL Facility matures on October 20, 2020.
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
Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of April 2, 2017, resulting from the changes in our long term debt. The changes during the three months ended April 2, 2017 were primarily the result of the refinancing of the Prior Term Loan Facility and increased borrowing under the ABL Facility.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$502.9	$3.0	$5.2	$212.5	$282.2
Interest on long term debt(2)	105.7	22.6	44.8	35.5	2.8

(1)
For additional information see “Note 7. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $12.7 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of April 2, 2017. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of April 2, 2017. See “Note 7. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017
Recently Issued and Adopted Accounting Pronouncements
See “Note 1. Nature of Business and Significant Accounting Policies” in the notes to the consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
See “Note 1. Nature of Business and Significant Accounting Policies” in the notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided on our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Additionally, based on the most recent evaluation, we have concluded that no significant change in our disclosure controls and procedures occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	May 10, 2017	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)