Form 10-Q
period 2017-07-02
SiteOne Landscape Supply, Inc.
filed 2017-08-09
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017
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

As of August 7, 2017, 39,739,531 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	July 2, 2017	January 1, 2017
Current assets:
Cash and cash equivalents	$20.2	$16.3
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $4.3, respectively	255.6	169.0
Inventory, net	392.6	289.6
Income tax receivable	—	1.6
Prepaid expenses and other current assets	24.7	13.5
Total current assets	693.1	490.0

Property and equipment, net (Note 4)	73.0	69.8
Goodwill (Note 5)	103.0	70.8
Intangible assets, net (Note 5)	113.3	103.3
Other assets	9.2	8.7
Total assets	$991.6	$742.6

Liabilities and Equity
Current liabilities:
Accounts payable	$192.3	$108.3
Current portion of capital leases (Note 6)	4.8	4.3
Accrued compensation	30.4	36.7
Long term debt, current portion (Note 8)	3.0	3.0
Income tax payable	15.2	—
Accrued liabilities	38.7	33.2
Total current liabilities	284.4	185.5

Other long-term liabilities	13.0	9.1
Capital leases, less current portion (Note 6)	7.1	6.7
Deferred tax liabilities	24.2	20.0
Long-term debt, less current portion (Note 8)	476.0	372.5
Total liabilities	804.7	593.8

Commitments and contingencies (Note 11)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 39,748,812 and 39,597,532 shares issued, and 39,727,901 and 39,576,621 shares outstanding at July 2, 2017 and January 1, 2017, respectively	0.4	0.4
Additional paid-in capital	223.4	219.3
Accumulated deficit	(36.0)	(69.7)
Accumulated other comprehensive loss	(0.9)	(1.2)
Total equity	186.9	148.8
Total liabilities and equity	$991.6	$742.6

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

Net sales	$608.6	$513.4	$943.6	$841.9
Cost of goods sold	406.2	344.9	640.3	576.4
Gross profit	202.4	168.5	303.3	265.5

Selling, general and administrative expenses	126.6	118.0	240.3	222.6
Other income	1.3	1.0	2.2	2.2
Operating income	77.1	51.5	65.2	45.1

Interest and other non-operating expenses, net	6.6	6.5	12.8	9.1
Net income before taxes	70.5	45.0	52.4	36.0
Income tax expense	26.3	18.1	18.7	14.7
Net income	44.2	26.9	33.7	21.3

Less:
Redeemable convertible preferred stock dividends	—	3.1	—	9.6
Special cash dividend paid to preferred stockholders	—	112.4	—	112.4
Net income (loss) attributable to common shares	$44.2	$(88.6)	$33.7	$(100.7)

Net income (loss) per common share:
Basic	$1.11	$(3.18)	$0.85	$(4.78)
Diluted	$1.07	$(3.18)	$0.82	$(4.78)
Weighted average number of common shares outstanding (Note 1):
Basic	39,741,610	27,874,619	39,680,303	21,062,057
Diluted	41,325,296	27,874,619	41,185,882	21,062,057

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

Net income	$44.2	$26.9	$33.7	$21.3
Foreign currency translation adjustments	0.2	—	0.3	0.3
Comprehensive income	$44.4	$26.9	$34.0	$21.6

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash Flows from Operating Activities:
Net income	$33.7	$21.3
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8.2	6.8
Stock-based compensation	3.0	2.3
Amortization of software and intangible assets	12.4	10.9
Amortization of debt related costs	1.5	1.2
Loss on extinguishment of debt	0.1	1.2
(Gain) loss on sale of equipment	0.2	(0.1)
Other	(0.1)	(0.2)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(82.5)	(82.8)
Inventory	(89.2)	(41.0)
Income tax receivable	1.7	7.3
Prepaid expenses and other assets	(10.2)	(8.0)
Accounts payable	78.1	80.1
Income tax payable	15.0	9.9
Accrued expenses and other liabilities	(3.6)	3.3
Net Cash (Used In) Provided By Operating Activities	$(31.7)	$12.2

Cash Flows from Investing Activities:
Purchases of property and equipment	(5.7)	(4.4)
Acquisitions, net of cash acquired	(59.6)	(41.7)
Proceeds from the sale of property and equipment	0.2	0.2
Net Cash Used In Investing Activities	$(65.1)	$(45.9)

Cash Flows from Financing Activities:
Equity proceeds from common stock	1.0	—
Purchase of treasury stock	—	(0.2)
Special cash dividend	—	(176.0)
Other dividends paid	—	(13.0)
Borrowings under term loan	299.5	272.3
Repayments under term loan	(298.6)	(61.4)
Borrowings on asset-based credit facility	222.8	200.2
Repayments on asset-based credit facility	(120.7)	(181.7)
Debt issuance costs paid	(1.0)	(3.5)
Payments on capital lease obligations	(2.3)	(2.1)
Other financing activities	(0.1)	(2.2)
Net Cash Provided By Financing Activities	$100.6	$32.4

Effect of exchange rate on cash	0.1	0.2

Net Change In Cash	3.9	(1.1)

Cash and cash equivalents:
Beginning	16.3	20.1
Ending	$20.2	$19.0

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	12.6	3.9
Cash paid (received) during the year for income taxes	2.5	(2.6)

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	3.2	1.0

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

On May 2, 2016, a one-time special cash dividend of $176.0 million was paid to existing holders of the Company’s common stock and cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) as of April 29, 2016 out of the proceeds from the Term Loan Facility. Of the $176.0 million paid to stockholders, $112.4 million was paid to holders of the Redeemable Convertible Preferred Stock in accordance with their right to participate in all distributions to common stockholders on an as-converted basis. The Redeemable Convertible Preferred Stock converted to common stock in accordance with its terms on May 16, 2016 resulting in the issuance by the Company of an additional 25,303,164 shares of its common stock which common shares are included in the weighted average common shares outstanding from that date forward. Prior to May 16, 2016, the Company’s earnings (loss) per share calculation reflected the impact of the Redeemable Convertible Preferred Stock. In conjunction with the payment of the special cash dividend, the Company reduced the exercise price of certain outstanding options and made a cash payment of $2.8 million to certain holders of options to offset the dilutive impact of the special cash dividend.

On November 23, 2016, the Company amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the First Amendment and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

On May 24, 2017, the Company amended the Term Loan Facility (the “Second Amendment”) to, among other things, add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche C Term Loans”) in an aggregate principal amount of $299.5 million. Proceeds of the Tranche C Term Loans were used to, among other things, repay in full the Tranche B Term Loans outstanding under the Term Loan Facility immediately prior to effectiveness of the Second Amendment and pay fees and expenses associated with the transaction.

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

On July 20, 2017, the Company’s shelf registration statement on Form S-3 (Registration No. 333-219370) became effective, registering the offering and sale from time to time, by certain selling stockholders, of 5,437,502 shares of common stock. On July 26, 2017, the selling stockholders completed this secondary offering of such shares at a price to the underwriter of $51.63 per share. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 31, 2017 and the fiscal year ended January 1, 2017 both include 52 weeks. The six months ended July 2, 2017 and July 3, 2016 both include 13 weeks.

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

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies for the six months ended July 2, 2017 from those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Recently Issued and Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 when it became effective in the first quarter of fiscal year 2017 on a prospective basis and as such, the Company’s prior year presentation has not changed. The primary impact of the adoption was the recognition of excess tax benefits as a component of Income tax expense on the Company’s Consolidated Statements of Operations. As a result, excess tax benefits of $1.4 million and $2.1 million were recognized in Income tax expense for the three and six months ended July 2, 2017, respectively. Historically, these amounts were recorded as Additional paid-in capital in Stockholders’ equity on the Company’s Consolidated Balance Sheets. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017. The Company now presents excess tax benefits or tax deficiencies within operating cash flows versus financing activities on the Consolidated Statements of Cash Flows. Additionally, the Company elected to account for forfeitures of share-based payments as they occur and there was no material financial impact as a result. None of the other provisions in ASU 2016-09 had a material impact on the Company’s consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to provide clarification on cash flow classification related to eight specific issues including debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination. The guidance in ASU 2016-15 should be applied using a retrospective transition method to each period presented. ASU 2016-15 becomes effective for the Company in the first quarter of fiscal year 2018. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (also known as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). ASU 2017-04 will be effective for annual and interim goodwill impairment tests performed in periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment tests beginning after January 1, 2017. The Company is considering early adoption of ASU 2017-04 with its next annual goodwill impairment test, and does not expected there to be a material impact on the consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification” (“ASU 2017-09”), which provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 when there are changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for the Company in the first quarter of fiscal year 2018 on a prospective basis. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for aggregate cash considerations of approximately $59.9 million and $43.4 million for the six months ended July 2, 2017 and July 3, 2016, respectively.

•
In May 2017, the Company acquired the assets and assumed the liabilities of Evergreen Partners of Raleigh, LLC, Evergreen Partners of Myrtle Beach, LLC, and Evergreen Logistics, LLC (collectively “Evergreen”). With two locations in Raleigh, North Carolina and Myrtle Beach, South Carolina, Evergreen is a market leader in the distribution of nursery supplies to landscape professionals.

•
In March 2017, the Company acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. and Angelo’s Wholesale Supplies, Inc. (collectively, “Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscape and landscape supply distributor and has been a market leader since 1984.

•
In March 2017, the Company acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a market leader in the distribution of hardscapes, natural stone and related products to landscape professionals.

•
In February 2017, the Company acquired the assets and assumed the liabilities of Stone Forest Materials, LLC (“Stone Forest”) with one location in Kennesaw, Georgia. Stone Forest is a market leader in the distribution of hardscape products to landscape professionals.

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

Note 3. Fair Value Measurement and Interest Rate Swaps
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, forward-starting interest rate swap contracts and long-term debt. The variable interest rate on the long-term debt is reflective of current market borrowing rates. As such, the Company has determined that the carrying value of these financial instruments approximates fair value.
Interest Rate Swaps

The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on its unsecured syndicated senior Term Loan Facility. In June 2017, the Company entered into two forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The contracts are scheduled to become effective on March 11, 2019 and terminate on June 11, 2021. The following table provides additional details related to the swap contracts:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	June 30, 2017	$58.0	2.1345%
Forward-starting interest rate swap 2	June 30, 2017	$116.0	2.1510%

For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company will recognize the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. As of July 2, 2017, the fair value of each forward-starting interest rate swap was $0.0 million.

The Company will recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and will record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on its Consolidated Balance Sheets. To the extent the interest rate swaps are determined to be ineffective, the Company will recognize the changes in the estimated fair value of the swaps in earnings.
Failure of the swap counterparties to make payments would result in the loss of any potential benefit to the Company under the swap agreements. In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements. Additionally, failure of the swap counterparties would not eliminate the Company’s obligation to continue to make payments under the existing swap agreements if it continues to be in a net pay position.

Note 4.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	July 2, 2017	January 1, 2017
Land	$14.5	$14.5
Buildings and leasehold improvements:
Buildings	8.6	8.6
Leasehold improvements	15.6	14.0
Store equipment	22.0	17.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	12.2	11.1
Vehicles	42.1	36.1
Tooling	0.1	1.0
Construction in process	1.9	3.3
Total property and equipment, gross	117.0	106.2
Accumulated depreciation	(44.0)	(36.4)
Total property and equipment, net	$73.0	$69.8

Depreciation expense was approximately $4.2 million and $8.2 million for the three and six months ended July 2, 2017, and $3.4 million and $6.8 million for the three and six months ended July 3, 2016, respectively.

Note 5.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill were as follows (in millions):

January 2, 2017
to July 2, 2017
Beginning balance	$70.8
Goodwill acquired	32.3
Goodwill adjusted	(0.1)
Ending balance	$103.0
Additions to goodwill during the six months ended July 2, 2017 related to the acquisitions of Aspen Valley, Stone Forest, AB Supply, Angelo’s and Evergreen (as described in Note 2).
Intangible Assets

During the six months ended July 2, 2017, the Company recorded $21.7 million of intangible assets which related to customer relationships, trademarks and trade names, and non-competition agreements as a result of the Aspen Valley, Stone Forest, AB Supply, Angelo’s and Evergreen acquisitions (as described in Note 2).

The Company’s customer relationship intangible asset lives range from 10 to 21 years. Trademarks, trade names and other intangible asset lives range from 2 to 10 years.

The following table summarizes the components of intangible assets (in millions except weighted average remaining useful life):

		July 2, 2017			January 1, 2017
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.7	$167.9	$58.6	$109.3	$147.7	$47.5	$100.2
Trademarks, trade names and other	4.8	6.5	2.5	4.0	5.0	1.9	3.1
Total intangibles		$174.4	$61.1	$113.3	$152.7	$49.4	$103.3

Amortization expense for intangible assets was approximately $6.2 million and $11.6 million for the three and six months ended July 2, 2017, respectively, and $5.5 million and $10.4 million for the three and six months ended July 3, 2016, respectively.

Total future amortization estimated as of July 2, 2017, is as follows (in millions):

Fiscal year ending:
2017 (remainder)	$11.8
2018	20.0
2019	16.1
2020	13.2
2021	10.9
Thereafter	41.3
Total future amortization	$113.3

Note 6.     Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions):

	July 2, 2017	January 1, 2017
Capital lease obligations with rates ranging from 2.0% to 4.0% with monthly payments of approximately $0.4 million maturing through May 2022	$11.9	$11.0
Less: current maturities	4.8	4.3
Total capital leases, less current portion	$7.1	$6.7

Note 7.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $1.6 million and $3.5 million for the three and six months ended July 2, 2017, and $1.3 million and $3.0 million for the three and six months ended July 3, 2016, respectively.

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

During the six months ended July 2, 2017, the Company granted 367,981 options, 17,162 DSUs and 46,898 RSUs; in addition, 46,353 options and 191 RSUs were forfeited, and 2,861 DSUs and 2,904 RSUs were settled in common stock. The RSUs and options granted to employees vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately. Options and RSUs expire ten years after the date of grant. The compensation cost for options and RSUs is recognized on a straight-line basis over the requisite vesting period. The weighted-average grant-date fair value of options granted was $13.18 per option and 145,515 options have been exercised during the six months ended July 2, 2017.

The fair value of each option award was estimated on the date of grant using the Black-Scholes options pricing model. The DSUs and RSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The Company recognized share-based compensation expense of approximately $1.6 million and $3.0 million for the three and six months ended July 2, 2017, and $2.2 million and $2.9 million for the three and six months ended July 3, 2016, respectively. Total unrecognized compensation cost from share-based compensation arrangements as of July 2, 2017 was approximately $13.6 million. Share-based compensation expense is expected to be recognized over a weighted–average period of approximately 2.80 years.

Note 8.     Long-Term Debt
Long-term debt was as follows (in millions):

	July 2, 2017	January 1, 2017
ABL facility	$193.1	$91.0
Term loan facility	298.8	297.9
Unamortized debt issuance costs and discounts on debt	(12.9)	(13.4)
Total debt	$479.0	$375.5
Less: current portion	3.0	3.0
Total long-term debt	$476.0	$372.5

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, entered into an amended credit agreement during 2015 (such agreement, as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, and the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. The final maturity date of the ABL Facility is October 20, 2020. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $127.5 million and $164.5 million as of July 2, 2017 and January 1, 2017, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On May 24, 2017, the Company entered into the Omnibus Amendment (the “Omnibus Amendment”) which amends, among other things, the ABL Credit Agreement, in order to, among other things, update certain provisions relating to secured cash management and hedging obligations.

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 2.82% to 5.00% and 2.49% to 4.50% as of July 2, 2017 and January 1, 2017, respectively. Additionally, the Borrowers paid a commitment fee of 0.375% and 0.375% on the unfunded amount as of July 2, 2017 and January 1, 2017, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of July 2, 2017, the Company is in compliance with these covenants.
Term Loan Facility
The Borrowers entered into the Term Loan Facility dated April 29, 2016 in the amount of $275.0 million, which was amended on November 23, 2016 and on May 24, 2017 (see Term Loan Facility Amendments below). The Term Loan Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Prior Term Loan Facility has a first lien on Property and equipment, Intangibles, and equity interests of Landscape, and a second lien on ABL Facility assets. The final maturity date of the Term Loan Facility is April 29, 2022.
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
Term Loan Facility Amendments
On November 23, 2016, the Company amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the First Amendment and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

On May 24, 2017, the Company amended the Term Loan Facility (the “Second Amendment”) to, among other things, add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche C Term Loans”) in an aggregate principal amount of $299.5 million. Proceeds of the Tranche C Term Loans were used to, among other things, repay in full the Tranche B Term Loans outstanding under the Term Loan Facility immediately prior to effectiveness of the Second Amendment and pay fees and expenses associated with the transaction.

The Tranche C Term Loans bear interest at either (i) an adjusted LIBOR (minimum of 1.0%) plus an applicable margin ranging from 3.25% to 3.50% or (ii) an alternative base rate plus an applicable margin ranging from 2.25% to 2.50%. Tranche C Term Loans will mature on April 29, 2022. The other terms of the Tranche C Term Loans are generally the same as the terms applicable to the Tranche B Term Loans. The interest rate on the outstanding balance was 4.76% at July 2, 2017.
The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments and lines of business. The negative covenants are subject to the customary exceptions. As of July 2, 2017, the Company is in compliance with these covenants.
The Term Loan Facility is also subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow for the applicable fiscal year if the secured leverage ratio is equal to or greater than 3.00 to 1.00.
During the three and six months ended July 2, 2017, the Company incurred total interest expense of $6.6 million and $12.8 million, respectively. Of this total, $5.6 million and $11.0 million related to interest on the ABL Facility and the Term Loan Facility for the three and six months ended July 2, 2017, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the amendments of the Term Loan Facility, unamortized debt issuance costs and discounts in the amount of $0.1 million and $0.1 million, were written off to expense for the three and six months July 2, 2017, respectively, and new debt issuance costs of $1.0 million and $1.0 million, were capitalized for the three and six months July 2, 2017, respectively. Amortization expense related to debt issuance costs and discounts were $0.8 million and $1.5 million, for the three and six months ended July 2, 2017, respectively. The remaining $0.1 million and $0.2 million interest incurred for three and six months ended July 2, 2017, respectively, related to interest attributable to capital leases.

During the three and six months ended July 3, 2016 the Company incurred total interest expense of $6.5 million and $9.1 million, respectively. Of this total, $4.7 million and $6.6 million related to interest on the ABL Facility and Term Loan Facility for the three and six months ended July 3, 2016, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the refinancing of the Term Loan Facility, unamortized debt issuance costs and discounts in the amount of $1.2 million and $1.2 million, were written off to expense for the three and six months July 3, 2016, respectively, and new discounts and debt issuance costs of $6.3 million and $6.3 million, were capitalized for the three and six months July 3, 2016, respectively. Amortization expense related to debt issuance costs and discounts were $0.6 million and $1.2 million for the three and six months ended July 3, 2016, respectively. The remaining $0.0 million and $0.1 million interest incurred for the three and six months ended July 3, 2016, respectively, related to interest attributable to capital leases.
Note 9.     Income Taxes
The Company’s effective tax rate was approximately 35.7% for the six months ended July 2, 2017 and 40.8% for the six months ended July 3, 2016, respectively. The decrease in the effective rate was due primarily to (i) the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits as a component of Income tax expense in the Company’s Consolidated Statements of Operations, and (ii) a reduction in nondeductible transaction costs incurred during the six months ended July 2, 2017 as compared to the six months ended July 3, 2016.  The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.
In accordance with the provisions of ASC Topic 740 Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended July 2, 2017 and July 3, 2016, respectively, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
Note 10. Related Party Transactions

The Company offers a financing plan to its customers through John Deere Financial, a wholly-owned subsidiary of Deere & Company (“Deere”). The Company paid John Deere Financial fees related to the financing offered of approximately $0.3 million and $0.3 million for the six months ended July 2, 2017 and July 3, 2016, respectively.

In December 2013, CD&R Landscapes Holdings, L.P. (the “CD&R Investor”), an affiliate of Clayton Dubilier & Rice, LLC (“CD&R”), acquired a majority stake in the Company (the “CD&R Acquisition”). In connection with the CD&R Acquisition, the Company entered into consulting agreements (the “Consulting Agreements”) with each of CD&R and Deere. CD&R and Deere each provided consulting services under the Consulting Agreements at an annual fee of $1.3 million plus expense reimbursement and $0.7 million plus expense reimbursement, respectively, for a 10-year term or earlier termination if CD&R’s or Deere’s ownership, respectively, of the Company was reduced below 10%. On May 17, 2016, the Company entered into termination agreements with CD&R and Deere pursuant to which the Company paid CD&R and Deere an aggregate fee of approximately $7.5 million to terminate the Consulting Agreements in connection with the IPO. See “Note 12. Redeemable Convertible Preferred Stock” for a discussion of dividends paid to the CD&R investor.

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. Net sales included in the Company’s Consolidated Statement of Operations with TruGreen were $2.5 million and $3.9 million for the three and six months ended July 2, 2017, and $1.3 million and $2.1 million for the three and six months ended July 3, 2016, respectively. Accounts receivable included in the Company’s consolidated balance sheets were $1.1 million and $0.4 million at July 2, 2017 and January 1, 2017, respectively.
Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $4.0 million and $4.0 million as of July 2, 2017 and January 1, 2017, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.6 million and $1.6 million as of July 2, 2017 and January 1, 2017, respectively.
Letters of credit: As of July 2, 2017 and January 1, 2017, outstanding letters of credit were $4.5 million and $2.9 million respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12. Redeemable Convertible Preferred Stock
The CD&R Equity Investment
In connection with the CD&R Acquisition, the Company issued Redeemable Convertible Preferred Stock to the CD&R Investor. On the day prior to the closing of the IPO, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by the Company of an additional 25,303,164 shares of common stock.

The initial issuance of Redeemable Convertible Preferred Stock did not include a beneficial conversion feature (“BCF”) because the conversion price used to set the conversion ratio at the time of issuance was greater than the initial common stock price. The Redeemable Convertible Preferred Stock was entitled to a 12% fixed, cumulative dividend payable quarterly in cash or in-kind. Dividends, to the extent paid-in-kind in the form of Redeemable Convertible Preferred Stock, contained the same conversion price as the original issuance and in certain cases did include a BCF as of the dividend payment date. Since the Redeemable Convertible Preferred Stock did not have a fixed or determinable redemption date and was freely convertible at any time, the Company immediately amortized any BCF recognized through retained earnings. As disclosed in Note 1, on May 2, 2016, the Company paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R Investor received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, as provided by its right as a preferred stockholder. The Redeemable Convertible Preferred Stock converted to common stock in accordance with its terms on May 16, 2016. During the six months ended July 3, 2016, the Company paid the cumulative dividends in cash; and accordingly, no BCF was recognized.

Note 13. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Redeemable Convertible Preferred Stock had the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and was therefore considered a participating security. The Company calculates basic earnings (loss) per share using the “two-class” method, and for the period ended July 3, 2016 did not allocate the loss available to common stockholders to the Redeemable Convertible Preferred Stock as those holders did not have a contractual obligation to share in net losses. In periods with income available to common stockholders, the Company would reduce income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the Redeemable Convertible Preferred Stock in accordance with its contractual rights. The Company reduced income available to common stockholders and increased loss available to common stockholders to reflect the cumulative dividend on the Company’s Redeemable Convertible Preferred Stock whether or not declared or paid during the period. See Note 12 for a detailed description of the terms of the Redeemable Convertible Preferred Stock.

The Company’s computation of diluted earnings (loss) per common share includes the effect of potential common stock, if dilutive. For the three and six months ended July 2, 2017 and July 3, 2016, the assumed exercises of a portion of the Company’s employee stock options, RSUs, DSUs and the assumed conversion of all of the Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	For the three months ended		For the six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Weighted average potential common shares excluded because anti-dilutive
Redeemable Convertible Preferred stock	—	11,624,678	—	18,405,739
Employee stock options, RSUs and DSUs	363,084	3,145,455	271,344	3,076,688

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,583,686 and 1,505,579 for the three and six months ended July 2, 2017, respectively.

Note 14. Subsequent Events

On July 20, 2017, the Company’s shelf registration statement on Form S-3 (Registration No. 333-219370) became effective, registering the offering and sale from time to time, by certain selling stockholders, of 5,437,502 shares of common stock. On July 26, 2017, the selling stockholders completed this secondary offering of such shares at a price to the underwriter of $51.63 per share. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

On August 7, 2017, the Company acquired the assets and assumed the liabilities of Bondaze Enterprises, Inc., a California corporation doing business as South Coast Supply (“South Coast Supply”). With two locations in Orange County, California, South Coast Supply is a market leader in the distribution of hardscapes products to landscape professionals. The acquisition of South Coast Supply is not material and not expected to have a significant impact on the consolidated financial statements.

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
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. We offer a comprehensive selection of fertilizer and control products (e.g., herbicides), irrigation supplies, landscape accessories, nursery goods, hardscapes (including pavers, natural stone and blocks) and outdoor lighting. We also provide value-added consultative services to complement our product offering and to help our customers operate and grow their businesses.
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

On July 20, 2017, we registered on behalf of certain stockholders the offering and sale from time to time of 5,437,502 shares of common stock. On July 26, 2017, the selling stockholders completed this secondary offering of such shares at a price to the underwriter of $51.63 per share. We did not receive any proceeds from the aggregate 5,437,502 shares of common stock sold by the selling stockholders.

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

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) loss. See “Results of Operations-Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attain new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions in the six months ended July 2, 2017 and July 3, 2016:

•
In May 2017, we acquired the assets and assumed the liabilities of Evergreen Partners of Raleigh, LLC, Evergreen Partners of Myrtle Beach, LLC, and Evergreen Logistics, LLC (collectively “Evergreen”). With two locations in Raleigh, North Carolina and Myrtle Beach, South Carolina, Evergreen is a market leader in the distribution of nursery supplies to landscape professionals.

•
In March 2017, we acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. and Angelo’s Wholesale Supplies, Inc. (collectively, “Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscape and landscape supply distributor and has been a market leader since 1984.

•
In March 2017, we acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a market leader in the distribution of hardscapes, natural stone and related products to landscape professionals.

•
In February 2017, we acquired the assets and assumed the liabilities of Stone Forest Materials, LLC (“Stone Forest”) with one location in Kennesaw, Georgia. Stone Forest is a market leader in the distribution of hardscape products to landscape professionals.

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

Volume-Based Pricing

We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms and their strategic positioning. We generally have annual supplier agreements, and while they typically do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding target purchase volumes. Our ability to earn these volume-based incentives is an important factor in our financial results. In limited cases, we have entered into supply contracts with terms that exceed one year for the manufacture of our LESCO branded fertilizer and some nursery stock and grass seed, which may require us to purchase products in the future.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended July 2, 2017 and July 3, 2016.

(In millions)
Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	July 2, 2017		July 3, 2016		July 2, 2017		July 3, 2016
Net sales	$608.6	100.0%	$513.4	100.0%	$943.6	100.0%	$841.9	100.0%
Cost of goods sold	406.2	66.7%	344.9	67.2%	640.3	67.9%	576.4	68.5%
Gross profit	202.4	33.3%	168.5	32.8%	303.3	32.1%	265.5	31.5%
Selling, general and administrative expenses	126.6	20.8%	118.0	23.0%	240.3	25.5%	222.6	26.4%
Other income	1.3	0.2%	1.0	0.2%	2.2	0.2%	2.2	0.3%
Operating income	77.1	12.7%	51.5	10.0%	65.2	6.9%	45.1	5.4%
Interest and other non-operating expenses, net	6.6	1.1%	6.5	1.3%	12.8	1.4%	9.1	1.1%
Income tax expense	26.3	4.3%	18.1	3.5%	18.7	2.0%	14.7	1.7%
Net income	$44.2	7.3%	$26.9	5.2%	$33.7	3.6%	$21.3	2.5%
Net sales
Net sales increased 19% to $608.6 million for the three months ended July 2, 2017 compared to $513.4 million for the three months ended July 3, 2016, and increased 12% to $943.6 million for the six months ended July 2, 2017 compared with $841.9 million for the six months ended July 3, 2016. Organic Daily Sales increased 8% in the second quarter of 2017 and 5% for the six months ended July 2, 2017. Organic Daily Sales in the second quarter of 2017 benefited from a return to a normal spring weather pattern following the early spring in 2016 when we experienced unusually strong Organic Daily Sales growth in the first quarter and correspondingly weaker Organic Daily Sales growth in the second quarter. Organic Daily Sales for nursery, irrigation, outdoor lighting, hardscapes and landscape accessories grew 8% in the second quarter and 6% for the six months ended July 2, 2017 as the strength in the repair and remodel, and construction markets increased demand. Organic Daily Sales for agronomic products increased 9% in the second quarter and 1% for the six months ended July 2, 2017. Acquisitions contributed $53.7 million, or 10%, to second quarter growth of 2017 and $70.2 million, or 8%, to the growth in the six months ended July 2, 2017.
 Costs of goods sold
Cost of goods sold increased 18% to $406.2 million for the three months ended July 2, 2017 compared to $344.9 million for the three months ended July 3, 2016, and increased 11% to $640.3 million for the six months ended July 2, 2017 compared to $576.4 million for the six months ended July 3, 2016. The increase in Cost of goods sold for the second quarter of 2017 and the first half of 2017 was primarily driven by Net sales growth, including acquisitions, partially offset by lower material costs including manufacturer incentives.
Gross profit and gross margin
Gross profit increased 20% to $202.4 million for the three months ended July 2, 2017 compared to $168.5 million for the three months ended July 3, 2016, and increased 14% to $303.3 million for the six months ended July 2, 2017 compared to $265.5 million for the six months ended July 3, 2016. Gross profit growth for the second quarter of 2017 was driven by the increase in Net sales growth, including acquisitions, as well as gross margin expansion resulting from our operational initiatives. Gross margin increased 50 basis points to 33.3% for the second quarter of 2017 compared to 32.8% for the same period of 2016 primarily driven by operational improvements in category management. For the six months ended July 2, 2017, gross margin increased 60 basis points to 32.1% as compared to 31.5% for the six months ended July 3, 2016. Operational improvements in category management drove the majority of the increase.
Selling, general and administrative expenses (operating expenses)
Operating expenses increased 7% to $126.6 million for the three months ended July 2, 2017 from $118.0 million for the three months ended July 3, 2016, and increased 8% to $240.3 million for the six months ended July 2, 2017 compared to $222.6 million for the six months ended July 3, 2016. The increase in both the second quarter and first half of 2017 primarily reflected additional staff and operating expenses to support our growth both organically and through acquisitions. Operating expenses expressed as a percentage of Net sales decreased to 20.8% for the three months ended July 2, 2017 compared to 23.0% for the three months ended July 3, 2016, and decreased to 25.5% for the six months ended July 2, 2017 compared to 26.4% for the six months ended July 3, 2016. The reduction in operating expenses expressed as a percentage of sales is primarily driven by the $11.2 million of costs incurred in the second quarter of 2016 related to the IPO and Refinancing. Depreciation and amortization expense increased $1.7 million to $10.8 million for the three months ended July 2, 2017 compared to $9.1 million for three months ended July 3, 2016, and increased $2.9 million to $20.6 million for the six months ended July 2, 2017 compared to $17.7 million for the six months ended July 3, 2016, predominantly as a result of our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses increased $0.1 million to $6.6 million for the three months ended July 2, 2017 from $6.5 million for the three months ended July 3, 2016, and increased $3.7 million to $12.8 million for the six months ended July 2, 2017 compared to $9.1 million for the six months ended July 3, 2016. The increase in interest expense primarily reflects higher debt levels following our Refinancing which occurred in April 29, 2016.
Income tax (benefit) expense
Income tax expense was $26.3 million for the three months ended July 2, 2017 as compared to $18.1 million for the three months ended July 3, 2016. For the six months ended July 2, 2017, income tax expense was $18.7 million as compared to $14.7 million for the six months ended July 3, 2016. The effective tax rate was 37.3% for the three months ended July 2, 2017 as compared to 40.2% for the three months ended July 3, 2016. For the six months ended July 2, 2017, the effective tax rate was 35.7% as compared to 40.8% for the six months ended July 3, 2016. The decrease in the effective rate was due primarily to (i) the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits as a component of Income tax expense in the Company’s Consolidated Statements of Operations, and (ii) a reduction in nondeductible transaction costs incurred during the six months ended July 2, 2017 as compared to the six months ended July 3, 2016.
Net income (loss)
Net income increased $17.3 million to $44.2 million for the three months ended July 2, 2017 compared to $26.9 million for the three months ended July 3, 2016, and increased $12.4 million to $33.7 million for the six months ended July 2, 2017 compared to $21.3 million for the six months ended July 3, 2016. The increase in Net income for the second quarter was primarily attributable to our sales growth and the absence of the IPO and Refinancing related expenses in selling, general and administrative expenses.

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

(In millions)
	2017		2016				2015
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3

Net sales	$608.6	$335.0	$361.8	$444.5	$513.4	$328.5	$339.8	$404.5
Cost of goods sold	406.2	234.1	250.0	306.1	344.9	231.5	235.2	286.1
Gross profit	202.4	100.9	111.8	138.4	168.5	97.0	104.6	118.4
Selling, general and administrative expenses	126.6	113.7	116.2	107.7	118.0	104.6	110.7	98.2
Other income	1.3	0.9	1.4	1.2	1.0	1.2	1.2	1.3
Operating income (loss)	77.1	(11.9)	(3.0)	31.9	51.5	(6.4)	(4.9)	21.5
Interest and other non-operating expenses	6.6	6.2	6.7	6.3	6.5	2.6	3.7	2.7
Income tax (benefit) expense	26.3	(7.6)	(4.1)	10.7	18.1	(3.4)	(2.7)	7.4
Net income (loss)	$44.2	$(10.5)	$(5.6)	$14.9	$26.9	$(5.6)	$(5.9)	$11.4
Adjusted EBITDA(1)	$92.3	$1.2	$11.2	$43.7	$74.9	$4.5	$11.9	$33.7
Net sales as a percentage of annual net sales			22.0%	27.0%	31.1%	19.9%	23.4%	27.9%
Gross profit as a percentage of annual gross profit			21.7%	26.8%	32.7%	18.8%	24.4%	27.6%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			8.3%	32.5%	55.8%	3.4%	11.2%	31.7%
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

(In millions)
	2017		2016				2015
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Net income (loss)	$44.2	$(10.5)	$(5.6)	$14.9	$26.9	$(5.6)	$(5.9)	$11.4
Income tax (benefit) expense	26.3	(7.6)	(4.1)	10.7	18.1	(3.4)	(2.7)	7.4
Interest expense, net	6.6	6.2	6.7	6.3	6.5	2.6	3.7	2.7
Depreciation and amortization	10.8	9.8	9.6	9.7	9.1	8.6	8.7	8.2
EBITDA	87.9	(2.1)	6.6	41.6	60.6	2.2	3.8	29.7
Stock-based compensation(a)	1.6	1.4	1.3	1.1	2.2	0.7	0.7	0.8
(Gain) loss on sale of assets(b)	0.1	0.1	0.1	—	—	(0.1)	0.2	—
Advisory fees(c)	—	—	—	—	8.0	0.5	0.5	0.5
Financing fees(d)	1.1	—	1.1	0.4	3.1	—	3.5	2.0
Rebranding, acquisitions and other adjustments(e)	1.6	1.8	2.1	0.6	1.0	1.2	3.2	0.7
Adjusted EBITDA(f)	$92.3	$1.2	$11.2	$43.7	$74.9	$4.5	$11.9	$33.7

_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

(c)
Represents fees paid to CD&R and Deere for consulting services. In connection with the IPO, we entered into termination agreements with CD&R and Deere pursuant to which the parties agreed to terminate the Consulting Agreements.

(d)	Represents fees associated with our debt refinancing and debt amendments, as well as fees incurred in connection with our initial public offering and secondary offerings.

(e)
Represents (i) expenses related to our rebranding to the name SiteOne and (ii) professional fees, retention and severance payments, and performance bonuses related to historical acquisitions. Although we have incurred professional fees, retention and severance payments, and performance bonuses related to acquisitions in several historical periods and expect to incur such fees and payments for any future acquisitions, we cannot predict the timing or amount of any such fees or payments.

(f)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days)
	2017		2016
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Net sales	$608.6	$335.0	$513.4	$328.5
Organic Sales	548.1	318.5	506.6	328.5
Acquisition contribution(a)	60.5	16.5	6.8	—
Selling Days	64	64	64	65
Organic Daily Sales	$8.6	$5.0	$7.9	$5.1

_____________________________________

(a)	Represents Net Sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2017 fiscal year.

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
Our borrowing base capacity under the ABL Facility was $127.5 million as of July 2, 2017, after giving effect to approximately $193.1 million of revolving credit loans under the ABL Facility, an increase of $102.1 million from $91.0 million of revolving credit loans as of January 1, 2017. As of July 2, 2017, we had total cash and cash equivalents of $20.2 million, total debt of $479.0 million and capital leases of $11.9 million.
Working capital was $408.7 million as of July 2, 2017, an increase of $104.2 million as compared to $304.5 million as of January 1, 2017. The increase in working capital is primarily attributable to seasonality of our business and growth from our acquisitions.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Six Months Ended
	July 2, 2017	July 3, 2016
Net cash provided by (used in):
Operating activities	$(31.7)	$12.2
Investing activities	$(65.1)	$(45.9)
Financing activities	$100.6	$32.4

Cash flow provided by (used in) operating activities

Net cash used in operating activities for the six months ended July 2, 2017 was $31.7 million compared to cash provided of $12.2 million for the six months ended July 3, 2016. Net cash from operating activities during the first six months of 2017 was lower than the first six months of 2016 primarily due to increases in inventory attributable to growth, including acquisitions, more complete product offerings and higher stocking levels during the transition to our new replenishment system.

Cash flow used in investing activities

Cash used in investing activities was $65.1 million for the six months ended July 2, 2017 compared to $45.9 million for the six months ended July 3, 2016. The increase reflects greater investment in acquisitions during the first six months of 2017 compared to the same period of 2016. Capital expenditures were $5.7 million for the first six months of 2017, up slightly from $4.4 million for the first six months of 2016 due to increased investments in store equipment and information technology.
Cash flow provided by financing activities
Net cash provided by financing activities was $100.6 million for the six months ended July 2, 2017 compared to cash provided of $32.4 million for the six months ended July 3, 2016. The increase reflects borrowings under the ABL Facility to fund investments in working capital and acquisitions.

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
Term Loan Facility Amendments
On November 23, 2016, we amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the First Amendment and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.
On May 24, 2017, we amended the Term Loan Facility (the “Second Amendment”) to, among other things, add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche C Term Loans”) in an aggregate principal amount of $299.5 million. Proceeds of the Tranche C Term Loans were used to, among other things, repay in full the Tranche B Term Loans outstanding under the Term Loan Facility immediately prior to effectiveness of the Second Amendment.

The Tranche C Term Loans bear interest at either (i) an adjusted LIBOR (minimum of 1.0%) plus an applicable margin of 3.25% or 3.50% or (ii) an alternative base rate plus an applicable margin ranging from 2.25% to 2.50%. Tranche C Term Loans will mature on April 29, 2022. The other terms of the Tranche C Term Loans are generally the same as the terms applicable to the Tranche B Term Loans.

ABL Facility
Landscape Holding and Landscape are borrowers under the ABL Facility of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability under the ABL Facility is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. dollar-denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances at July 2, 2017 range from 2.82% to 5.00%. Additionally, the borrowers paid a 0.375% and 0.375% commitment fee on the unfunded amount as of July 2, 2017 and January 1, 2017, respectively. As of July 2, 2017, the outstanding balance on the ABL Facility was $193.1 million. The ABL Facility matures on October 20, 2020.
The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants requiring minimum financial ratios, and additional borrowings may be limited by these financial ratios. The ABL Facility is also subject to other covenants and events of default. There are no financial covenants included in the ABL Credit Agreement, other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00, which is tested only when specified availability is less than 7.5% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 30 consecutive calendar days. Failure to comply with the covenants and other provisions included in the ABL Credit Agreement could result in an event of default under the ABL Facility. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable, enforce their interest in collateral pledged under the agreement or restrict the borrowers’ ability to obtain additional borrowings thereunder.
Interest Rate Swaps
We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our unsecured syndicated senior Term Loan Facility. In July 2017, we entered into two forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The contracts become effective on March 11, 2019 and terminate on June 11, 2021.
We will recognize any differences between the variable interest rate payments and the fixed interest rate settlements from the swap counterparties as an adjustment to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and will record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income(loss) on our Consolidated Balance Sheets. To the extent the interest rate swaps are determined to be ineffective, we will recognize the changes in the estimated fair value of the swaps in earnings.
Failure of the swap counterparties would result in the loss of any potential benefit to us under the swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying the debt agreements. Additionally, failure of the swap counterparties would not eliminate our obligation to continue to make payments under the existing swap agreements if it continues to be in a net pay position.
Limitations on Distributions and Dividends by Subsidiaries
The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.
The agreements governing the Term Loan Facility and the ABL Facility (collectively, the “Credit Facilities”) restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans to us.

Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of July 2, 2017, resulting from the changes in our long term debt. The changes during the three months ended July 2, 2017 were primarily the result of the refinancing of the Prior Term Loan Facility and increased borrowing under the ABL Facility.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$491.9	$3.0	$5.2	$483.7	$—
Interest on long term debt(2)	93.6	20.1	43.7	29.8	—

(1)
For additional information see “Note 8. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $12.9 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of July 2, 2017. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of July 2, 2017. See “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), UBS AG, Stamford Branch, as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 24, 2017).

10.2
Omnibus Amendment, dated as of May 24, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), UBS AG, Stamford Branch, as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 24, 2017).

10.3#	Summary of Non-Employee Director Compensation Program, as amended and restated on July 26, 2017.

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

____________________________________

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	August 9, 2017	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)