Form 10-Q
period 2017-10-01
SiteOne Landscape Supply, Inc.
filed 2017-11-08
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017
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

As of November 6, 2017, 39,767,890 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	October 1, 2017	January 1, 2017
Current assets:
Cash and cash equivalents	$24.1	$16.3
Accounts receivable, net of allowance for doubtful accounts of $5.1 and $4.3, respectively	247.3	169.0
Inventory, net	374.6	289.6
Income tax receivable	2.7	1.6
Prepaid expenses and other current assets	33.1	13.5
Total current assets	681.8	490.0

Property and equipment, net (Note 4)	77.8	69.8
Goodwill (Note 5)	105.8	70.8
Intangible assets, net (Note 5)	109.6	103.3
Other assets	10.0	8.7
Total assets	$985.0	$742.6

Liabilities and Equity
Current liabilities:
Accounts payable	$170.1	$108.3
Current portion of capital leases (Note 6)	5.1	4.3
Accrued compensation	33.7	36.7
Long term debt, current portion (Note 8)	3.0	3.0
Income tax payable	3.8	—
Accrued liabilities	37.4	33.2
Total current liabilities	253.1	185.5

Other long-term liabilities	17.0	9.1
Capital leases, less current portion (Note 6)	7.7	6.7
Deferred tax liabilities	25.0	20.0
Long-term debt, less current portion (Note 8)	476.5	372.5
Total liabilities	779.3	593.8

Commitments and contingencies (Note 11)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 39,787,243 and 39,597,532 shares issued, and 39,766,332 and 39,576,621 shares outstanding at October 1, 2017 and January 1, 2017, respectively	0.4	0.4
Additional paid-in capital	225.2	219.3
Accumulated deficit	(19.2)	(69.7)
Accumulated other comprehensive loss	(0.7)	(1.2)
Total equity	205.7	148.8
Total liabilities and equity	$985.0	$742.6

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Net sales	$502.4	$444.5	$1,446.0	$1,286.5
Cost of goods sold	342.1	306.1	982.4	882.5
Gross profit	160.3	138.4	463.6	404.0

Selling, general and administrative expenses	128.1	107.7	368.4	330.3
Other income	1.6	1.2	3.8	3.3
Operating income	33.8	31.9	99.0	77.0

Interest and other non-operating expenses, net	6.2	6.3	19.0	15.4
Net income before taxes	27.6	25.6	80.0	61.6
Income tax expense	10.7	10.7	29.4	25.4
Net income	16.9	14.9	50.6	36.2

Less:
Redeemable convertible preferred stock dividends	—	—	—	9.6
Special cash dividend paid to preferred stockholders	—	—	—	112.4
Net income (loss) attributable to common shares	$16.9	$14.9	$50.6	$(85.8)

Net income (loss) per common share:
Basic	$0.42	$0.38	$1.27	$(3.15)
Diluted	$0.41	$0.36	$1.23	$(3.15)
Weighted average number of common shares outstanding (Note 1):
Basic	39,779,852	39,563,895	39,713,486	27,229,336
Diluted	41,373,375	41,009,036	41,247,133	27,229,336

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Net income	$16.9	$14.9	$50.6	$36.2
Foreign currency translation adjustments	0.3	(0.1)	0.6	0.2
Unrealized losses on interest rate swaps, net of taxes	(0.2)	—	(0.2)	—
Comprehensive income	$17.0	$14.8	$51.0	$36.4

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	October 1, 2017	October 2, 2016
Cash Flows from Operating Activities:
Net income	$50.6	$36.2
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	12.9	10.3
Stock-based compensation	4.5	3.4
Amortization of software and intangible assets	18.8	17.1
Amortization of debt related costs	2.2	1.8
Loss on extinguishment of debt	0.1	1.2
Loss on sale of equipment	0.2	—
Other	(0.1)	(0.6)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(73.5)	(76.8)
Inventory	(69.4)	(21.9)
Income tax receivable	(1.1)	4.3
Prepaid expenses and other assets	(19.0)	(12.3)
Accounts payable	54.6	38.9
Income tax payable	3.5	—
Accrued expenses and other liabilities	1.1	7.6
Net Cash (Used In) Provided By Operating Activities	$(14.6)	$9.2

Cash Flows from Investing Activities:
Purchases of property and equipment	(10.3)	(6.2)
Acquisitions, net of cash acquired	(66.9)	(56.6)
Proceeds from the sale of property and equipment	0.3	0.3
Net Cash Used In Investing Activities	$(76.9)	$(62.5)

Cash Flows from Financing Activities:
Equity proceeds from common stock	1.3	—
Purchase of treasury stock	—	(0.2)
Special cash dividend	—	(176.0)
Other dividends paid	—	(13.0)
Borrowings under term loan	299.5	272.3
Repayments under term loan	(299.4)	(62.1)
Borrowings on asset-based credit facility	319.6	322.6
Repayments on asset-based credit facility	(216.9)	(275.8)
Debt issuance costs paid	(1.0)	(3.5)
Payments on capital lease obligations	(3.9)	(3.1)
Other financing activities	(0.1)	(2.2)
Net Cash Provided By Financing Activities	$99.1	$59.0

Effect of exchange rate on cash	0.2	0.1

Net Change In Cash	7.8	5.8

Cash and cash equivalents:
Beginning	16.3	20.1
Ending	$24.1	$25.9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	18.3	12.6
Cash paid during the year for income taxes	27.5	20.8

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	5.7	2.8

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

On November 23, 2016, the Company amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the First Amendment and pay fees and expenses associated with the transaction and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

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

Initial Public Offering

On May 11, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-206444) relating to an initial public offering (the “IPO”) of its common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On May 17, 2016, the Company completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,500,000 shares of common stock from the selling stockholders at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from the IPO.

Secondary Offerings

On November 29, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-214628) relating to a secondary offering of its common stock was declared effective by the SEC. On December 5, 2016, the Company completed this secondary offering at a price to the public of $33.00 per share. In connection with the secondary offering, certain of the Company’s stockholders sold an aggregate of 9,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,350,000 shares of common stock from the selling stockholders at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

On April 25, 2017, the Company’s registration statement on Form S-1 (Registration No. 333-217327) relating to a secondary offering of its common stock was declared effective by the SEC.  On May 1, 2017, the Company completed this secondary offering at a price to the public of $47.50 per share. In connection with this secondary offering, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,500,000 shares of common stock from the selling stockholders at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

On July 20, 2017, the Company’s shelf registration statement on Form S-3 (Registration No. 333-219370) became effective, registering the offering and sale from time to time, by certain selling stockholders, of 5,437,502 shares of the Company’s common stock. On July 26, 2017, the selling stockholders completed a secondary offering of all such shares at a price to the underwriter of $51.63 per share. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with SEC for the fiscal year ended January 1, 2017. The interim period financial results for the three and nine month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 31, 2017 and the fiscal year ended January 1, 2017 both include 52 weeks. The three months ended October 1, 2017 and October 2, 2016 both include 13 weeks. The nine months ended October 1, 2017 and October 2, 2016 both include 39 weeks.

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

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies for the nine months ended October 1, 2017 from those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Recently Issued and Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 when it became effective in the first quarter of fiscal year 2017 on a prospective basis and as such, the Company’s prior year presentation has not changed. The primary impact of the adoption was the recognition of excess tax benefits as a component of Income tax expense on the Company’s Consolidated Statements of Operations. As a result, excess tax benefits of $0.4 million and $2.5 million were recognized in Income tax expense for the three and nine months ended October 1, 2017, respectively. Historically, these amounts were recorded as Additional paid-in capital in Stockholders’ equity on the Company’s Consolidated Balance Sheets. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017. The Company now presents excess tax benefits or tax deficiencies within operating cash flows versus financing activities on the Consolidated Statements of Cash Flows. Additionally, the Company elected to account for forfeitures of share-based payments as they occur and there was no material financial impact as a result. None of the other provisions in ASU 2016-09 had a material impact on the Company’s consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (also known as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). ASU 2017-04 will be effective for annual and interim goodwill impairment tests performed in periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment tests beginning after January 1, 2017. The Company adopted ASU 2017-04 in July 2017 with its annual goodwill impairment test. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge-accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 adds new disclosure requirements, amends existing ones and removes the requirement for entities to disclose amounts of hedge ineffectiveness. In addition, an entity must now provide tabular disclosures about: both (i) the total amounts reported in the statement of financial performance for each income and expense line item that is affected by fair value or cash flow hedging and (ii) the effects of hedging on those line items; and the carrying amounts and cumulative basis adjustments of items designated and qualifying as hedged items in fair value hedges. Early adoption is permitted in any interim period after issuance of ASU 2017-12. The Company adopted ASU 2017-12 in the third quarter of fiscal year 2017. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends existing revenue recognition standards and establishes a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company anticipates having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. Additionally, the Company intends to make policy elections within the amended standard that are consistent with its current accounting. The Company continues to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and controls. Based on its preliminary assessment, the Company has determined that the adoption of ASU 2014-09 may impact the timing of revenue recognition through its incentive programs. The Company is also evaluating the principal versus agent considerations as it relates to certain arrangements with third parties that could impact the presentation of gross or net revenue reporting. Other areas which could be impacted may be identified as the Company continues its evaluation of ASU 2014-09. The Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective transition method.
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
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which amends existing guidance to require entities to recognize income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for the Company commencing in the first quarter of fiscal year 2018 using a modified retrospective method. The Company is currently evaluating the impact of this amended guidance; however, provisions of ASU 2016-16 are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.
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

Note 2.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for aggregate cash considerations of approximately $66.8 million and $58.5 million for the nine months ended October 1, 2017 and October 2, 2016, respectively.

•
In September 2017, the Company acquired the assets and assumed the liabilities of Marshall Stone, Inc. and Davis Supply, LLC (collectively, “Marshall Stone”). With two locations in Greensboro, North Carolina and Roanoke, Virginia, Marshall Stone is a market leader in the distribution of natural stone and hardscape materials to landscape professionals.

•
In August 2017, the Company acquired the assets and assumed the liabilities of Bondaze Enterprises, Inc., a California corporation doing business as South Coast Supply (“South Coast Supply”). With two locations in Orange County, California, South Coast Supply is a market leader in the distribution of hardscape, natural stone and related products to landscape professionals.

•
In May 2017, the Company acquired the assets and assumed the liabilities of Evergreen Partners of Raleigh, LLC, Evergreen Partners of Myrtle Beach, LLC, and Evergreen Logistics, LLC (collectively, “Evergreen”). With two locations in Raleigh, North Carolina and Myrtle Beach, South Carolina, Evergreen is a market leader in the distribution of nursery supplies to landscape professionals.

•
In March 2017, the Company acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. and Angelo’s Wholesale Supplies, Inc. (collectively, “Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscape and landscape supply distributor, and has been a market leader since 1984.

•
In March 2017, the Company acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a market leader in the distribution of hardscape, natural stone and related products to landscape professionals.

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

•
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
Interest Rate Swaps

The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on its unsecured syndicated senior Term Loan Facility. In June 2017, the Company entered into two forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The contracts are scheduled to become effective on March 11, 2019 and terminate on June 11, 2021. The following table provides additional details related to the swap contracts (in millions except fixed interest rate):

						Fair Value of Hedge Liabilities
Derivatives accounted for as hedges	Inception Date	Notional Amount	Fixed Interest Rate	Type of Hedge	Balance Sheet Classification	October 1, 2017	January 1, 2017
Forward-starting interest rate swap 1	June 30, 2017	$58.0	2.1345%	Cash flow	Other long-term liabilities	$0.1	$—
Forward-starting interest rate swap 2	June 30, 2017	$116.0	2.1510%	Cash flow	Other long-term liabilities	$0.1	$—

For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. As of October 1, 2017, the fair value changes of the forward-starting interest rate swaps in the amount of $0.2 million was recorded in Other long-term liabilities.

The Company will recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on its Consolidated Balance Sheets. As of October 1, 2017, the fair value changes of the forward-starting interest rate swaps in the amount of $0.2 million was recorded in accumulated other comprehensive loss as a component of other comprehensive income. To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the three and nine months ended October 1, 2017, there was no ineffectiveness recognized in earnings. The net amount of unrealized gain or loss on derivative instruments included in Accumulated other comprehensive income (loss) related to the forward-starting interest rate swap contracts maturing and expected to be realized during the next twelve months was zero as of October 1, 2017.

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

Note 4.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	October 1, 2017	January 1, 2017
Land	$14.5	$14.5
Buildings and leasehold improvements:
Buildings	8.6	8.6
Leasehold improvements	16.0	14.0
Store equipment	24.5	17.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	12.9	11.1
Vehicles	44.8	36.1
Tooling	0.1	1.0
Construction in process	4.7	3.3
Total property and equipment, gross	126.1	106.2
Accumulated depreciation	(48.3)	(36.4)
Total property and equipment, net	$77.8	$69.8

Depreciation expense was approximately $4.7 million and $12.9 million for the three and nine months ended October 1, 2017, and $3.5 million and $10.3 million for the three and nine months ended October 2, 2016, respectively.

Note 5.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill were as follows (in millions):

January 2, 2017
to October 1, 2017
Beginning balance	$70.8
Goodwill acquired	35.1
Goodwill adjusted	(0.1)
Ending balance	$105.8
Additions to goodwill during the nine months ended October 1, 2017 related to the acquisitions of Aspen Valley, Stone Forest, AB Supply, Angelo’s, Evergreen, South Coast Supply and Marshall Stone (as described in Note 2).
Intangible Assets

During the nine months ended October 1, 2017, the Company recorded $24.0 million of intangible assets which related to customer relationships, trademarks and trade names, and non-competition agreements as a result of the Aspen Valley, Stone Forest, AB Supply, Angelo’s, Evergreen, South Coast Supply and Marshall Stone acquisitions (as described in Note 2).

The Company’s customer relationship intangible asset lives range from 10 to 21 years. Trademarks, trade names and other intangible asset lives range from 2 to 10 years.

The following table summarizes the components of intangible assets (in millions except weighted average remaining useful life):

		October 1, 2017			January 1, 2017
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.5	$170.2	$64.3	$105.9	$147.7	$47.5	$100.2
Trademarks, trade names and other	4.6	6.5	2.8	3.7	5.0	1.9	3.1
Total intangibles		$176.7	$67.1	$109.6	$152.7	$49.4	$103.3

Amortization expense for intangible assets was approximately $6.0 million and $17.6 million for the three and nine months ended October 1, 2017, respectively, and $5.9 million and $16.3 million for the three and nine months ended October 2, 2016, respectively.

Total future amortization estimated as of October 1, 2017, is as follows (in millions):

Fiscal year ending:
2017 (remainder)	$5.8
2018	20.5
2019	16.5
2020	13.5
2021	11.1
Thereafter	42.2
Total future amortization	$109.6

Note 6.     Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions):

	October 1, 2017	January 1, 2017
Capital lease obligations with rates ranging from 2.0% to 4.0% with monthly payments of approximately $0.5 million maturing through September 2022	$12.8	$11.0
Less: current maturities	5.1	4.3
Total capital leases, less current portion	$7.7	$6.7

Note 7.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $1.5 million and $5.0 million for the three and nine months ended October 1, 2017, and $1.3 million and $4.3 million for the three and nine months ended October 2, 2016, respectively.

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

During the nine months ended October 1, 2017, the Company granted 390,998 options, 18,880 DSUs and 46,898 RSUs; in addition, 51,285 options and 377 RSUs were forfeited, and 13,731 DSUs and 3,084 RSUs were settled in common stock. The RSUs and options granted to employees vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately. Options and RSUs expire ten years after the date of grant. The compensation cost for options and RSUs is recognized on a straight-line basis over the requisite vesting period. The weighted-average grant-date fair value of options granted was $13.46 per option and 172,896 options have been exercised during the nine months ended October 1, 2017.

The fair value of each option award was estimated on the date of grant using the Black-Scholes options pricing model. The DSUs and RSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The Company recognized share-based compensation expense of approximately $1.5 million and $4.5 million for the three and nine months ended October 1, 2017, and $1.1 million and $4.1 million for the three and nine months ended October 2, 2016, respectively. Total unrecognized compensation cost from share-based compensation arrangements as of October 1, 2017 was approximately $12.5 million. Share-based compensation expense is expected to be recognized over a weighted–average period of approximately 2.63 years.

Note 8.     Long-Term Debt
Long-term debt was as follows (in millions):

	October 1, 2017	January 1, 2017
ABL facility	$193.7	$91.0
Term loan facility	298.0	297.9
Unamortized debt issuance costs and discounts on debt	(12.2)	(13.4)
Total debt	$479.5	$375.5
Less: current portion	3.0	3.0
Total long-term debt	$476.5	$372.5

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, entered into an amended credit agreement during 2015 (such agreement, as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, and the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. The final maturity date of the ABL Facility is October 20, 2020. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $126.9 million and $164.5 million as of October 1, 2017 and January 1, 2017, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On May 24, 2017, the Company entered into the Omnibus Amendment (the “Omnibus Amendment”) which amends, among other things, the ABL Credit Agreement, in order to, among other things, update certain provisions relating to secured cash management and hedging obligations.

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 2.99% to 5.00% and 2.49% to 4.50% as of October 1, 2017 and January 1, 2017, respectively. Additionally, the Borrowers paid a commitment fee of 0.250% and 0.375% on the unfunded amount as of October 1, 2017 and January 1, 2017, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of October 1, 2017, the Company is in compliance with these covenants.
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
Term Loan Facility Amendments
On November 23, 2016, the Company amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the First Amendment and pay fees and expenses associated with the transaction and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

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

The Tranche C Term Loans bear interest at either (i) an adjusted LIBOR (minimum of 1.0%) plus an applicable margin ranging from 3.25% to 3.50% or (ii) an alternative base rate plus an applicable margin ranging from 2.25% to 2.50%. Tranche C Term Loans will mature on April 29, 2022. The other terms of the Tranche C Term Loans are generally the same as the terms applicable to the Tranche B Term Loans. The interest rate on the outstanding balance was 4.74% at October 1, 2017.
The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments and lines of business. The negative covenants are subject to the customary exceptions. As of October 1, 2017, the Company is in compliance with these covenants.
The Term Loan Facility is also subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow for the applicable fiscal year if the secured leverage ratio is equal to or greater than 3.00 to 1.00.
During the three and nine months ended October 1, 2017, the Company incurred total interest expense of $6.2 million and $19.0 million, respectively. Of this total, $5.4 million and $16.4 million related to interest on the ABL Facility and the Term Loan Facility for the three and nine months ended October 1, 2017, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the amendments of the Term Loan Facility, unamortized debt issuance costs and discounts in the amount of $0.0 million and $0.1 million, were written off to expense for the three and nine months October 1, 2017, respectively, and new debt issuance costs of $0.0 million and $1.0 million, were capitalized for the three and nine months October 1, 2017, respectively. Amortization expense related to debt issuance costs and discounts were $0.7 million and $2.2 million, for the three and nine months ended October 1, 2017, respectively. The remaining $0.1 million and $0.3 million interest incurred for three and nine months ended October 1, 2017, respectively, related to interest attributable to capital leases.

During the three and nine months ended October 2, 2016 the Company incurred total interest expense of $6.3 million and $15.4 million, respectively. Of this total, $5.6 million and $12.2 million related to interest on the ABL Facility and Term Loan Facility for the three and nine months ended October 2, 2016, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the refinancing of the Term Loan Facility, unamortized debt issuance costs and discounts in the amount of $0.0 million and $1.2 million, were written off to expense for the three and nine months October 2, 2016, respectively, and new discounts and debt issuance costs of $0.0 million and $6.3 million, were capitalized for the three and nine months October 2, 2016, respectively. Amortization expense related to debt issuance costs and discounts were $0.6 million and $3.0 million for the three and nine months ended October 2, 2016, respectively. The remaining $0.1 million and $0.2 million interest incurred for the three and nine months ended October 2, 2016, respectively, related to interest attributable to capital leases.
Note 9.     Income Taxes
The Company’s effective tax rate was approximately 36.8% for the nine months ended October 1, 2017 and 41.2% for the nine months ended October 2, 2016, respectively. The decrease in the effective rate was due primarily to (i) the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits as a component of Income tax expense in the Company’s Consolidated Statements of Operations, and (ii) a reduction in nondeductible transaction costs incurred during the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016.  The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.
In accordance with the provisions of ASC Topic 740 Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended October 1, 2017 and October 2, 2016, respectively, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
Note 10. Related Party Transactions

In December 2013, CD&R Landscapes Holdings, L.P. (the “CD&R Investor”), an affiliate of Clayton Dubilier & Rice, LLC (“CD&R”), acquired a majority stake in the Company (the “CD&R Acquisition”). Prior to the CD&R Acquisition, Deere & Company (“Deere”) was the sole owner of the Company. Following consummation of the secondary offering on July 26, 2017 (as described in Note 1), CD&R and Deere no longer have an ownership interest in the Company. Transactions with customers and entities that were under the common ownership of CD&R and Deere through July 26, 2017 are considered related-party transactions and are discussed below.

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

The Company offers a financing plan to its customers through John Deere Financial, a wholly-owned subsidiary of Deere. The Company paid John Deere Financial fees related to the financing offered of approximately $0.3 million from January 2, 2017 through July 26, 2017 and $0.4 million for the nine months ended October 2, 2016, respectively.

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. As provided above, TurGreen is no longer a related party as a result of the consummation of the secondary offering on July 26, 2017. Net sales included in the Company’s Consolidated Statement of Operations with TruGreen were $0.4 million from July 3, 2017 through July 26, 2017 and $4.3 million from January 2, 2017 through July 26, 2017, and $1.1 million and $3.2 million for the three and nine months ended October 2, 2016, respectively. Accounts receivable included in the Company’s consolidated balance sheets were $0.4 million at January 1, 2017.
Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $4.0 million and $4.0 million as of October 1, 2017 and January 1, 2017, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.6 million and $1.6 million as of October 1, 2017 and January 1, 2017, respectively.
Letters of credit: As of October 1, 2017 and January 1, 2017, outstanding letters of credit were $4.5 million and $2.9 million respectively. There were no amounts drawn on the letters of credit for either period presented.

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

Note 13. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Redeemable Convertible Preferred Stock had the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and was therefore considered a participating security. The Company calculates basic earnings (loss) per share using the “two-class” method, and for the period ended October 2, 2016 did not allocate the loss available to common stockholders to the Redeemable Convertible Preferred Stock as those holders did not have a contractual obligation to share in net losses. In periods with income available to common stockholders, the Company would reduce income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the Redeemable Convertible Preferred Stock in accordance with its contractual rights. The Company reduced income available to common stockholders and increased loss available to common stockholders to reflect the cumulative dividend on the Company’s Redeemable Convertible Preferred Stock whether or not declared or paid during the period. See Note 12 for a detailed description of the terms of the Redeemable Convertible Preferred Stock.

The Company’s computation of diluted earnings (loss) per common share includes the effect of potential common stock, if dilutive. For the three and nine months ended October 1, 2017 and October 2, 2016, the assumed exercises of a portion of the Company’s employee stock options, RSUs, DSUs and the assumed conversion of all of the Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	For the three months ended		For the nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Weighted average potential common shares excluded because anti-dilutive
Redeemable Convertible Preferred stock	—	—	—	12,270,493
Employee stock options, RSUs and DSUs	18,548	11,988	6,632	3,137,951

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,593,523 and 1,533,647 for the three and nine months ended October 1, 2017, respectively, and 1,445,141 and 0 for the three and nine months ended October 2, 2016, respectively.

Note 14. Subsequent Events

On October 17, 2017, the Company acquired the assets and assumed the liabilities of Harmony Gardens, Inc. (“Harmony Gardens”). With two locations in the metro Denver and Fort Collins, Colorado areas, Harmony Gardens is a leading wholesale nursery distributor in the state. The acquisition of Harmony Gardens is not material and not expected to have a significant impact on the Company’s consolidated financial statements.

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

On July 20, 2017, we registered on behalf of certain stockholders the offering and sale from time to time of 5,437,502 shares of common stock. On July 26, 2017, the selling stockholders completed a secondary offering of all such shares at a price to the underwriter of $51.63 per share. We did not receive any proceeds from the aggregate 5,437,502 shares of common stock sold by the selling stockholders.

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

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items and other non-recurring (income) loss. See “Results of Operations-Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

Key Factors Affecting Our Operating Results
In addition to the metrics described above, a number of other important factors may affect our results of operations in any given period.

Weather Conditions and Seasonality
In a typical year, our operating results are impacted by seasonality. Historically, our net sales and net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation and turf maintenance activities in these quarters, and we have historically incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow storms and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt but also may delay construction projects where our products are used.
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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attain new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions during the nine months ended October 1, 2017 and October 2, 2016:

•
In September 2017, we acquired the assets and assumed the liabilities of Marshall Stone, Inc. and Davis Supply, LLC (collectively, “Marshall Stone”). With two locations in Greensboro, North Carolina and Roanoke, Virginia, Marshall Stone is a market leader in the distribution of natural stone and hardscape materials to landscape professionals.

•
In August 2017, we acquired the assets and assumed the liabilities of Bondaze Enterprises, Inc., a California corporation doing business as South Coast Supply (“South Coast Supply”). With two locations in Orange County, California, South Coast Supply is a market leader in the distribution of hardscape, natural stone and related products to landscape professionals.

•
In May 2017, we acquired the assets and assumed the liabilities of Evergreen Partners of Raleigh, LLC, Evergreen Partners of Myrtle Beach, LLC, and Evergreen Logistics, LLC (collectively, “Evergreen”). With two locations in Raleigh, North Carolina and Myrtle Beach, South Carolina, Evergreen is a market leader in the distribution of nursery supplies to landscape professionals.

•
In March 2017, we acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. and Angelo’s Wholesale Supplies, Inc. (collectively, “Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscape and landscape supply distributor, and has been a market leader since 1984.

•
In March 2017, we acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a market leader in the distribution of hardscape, natural stone and related products to landscape professionals.

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

•
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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended October 1, 2017 and October 2, 2016.

(In millions)
Consolidated Statements of Operations

	Three Months Ended				Nine Months Ended
	October 1, 2017		October 2, 2016		October 1, 2017		October 2, 2016
Net sales	$502.4	100.0%	$444.5	100.0%	$1,446.0	100.0%	$1,286.5	100.0%
Cost of goods sold	342.1	68.1%	306.1	68.9%	982.4	67.9%	882.5	68.6%
Gross profit	160.3	31.9%	138.4	31.1%	463.6	32.1%	404.0	31.4%
Selling, general and administrative expenses	128.1	25.5%	107.7	24.2%	368.4	25.5%	330.3	25.7%
Other income	1.6	0.3%	1.2	0.3%	3.8	0.3%	3.3	0.3%
Operating income	33.8	6.7%	31.9	7.2%	99.0	6.8%	77.0	6.0%
Interest and other non-operating expenses, net	6.2	1.2%	6.3	1.4%	19.0	1.3%	15.4	1.2%
Income tax expense	10.7	2.1%	10.7	2.4%	29.4	2.0%	25.4	2.0%
Net income	$16.9	3.4%	$14.9	3.4%	$50.6	3.5%	$36.2	2.8%
Net sales
Net sales increased 13% to $502.4 million for the three months ended October 1, 2017 compared to $444.5 million for the three months ended October 2, 2016, and increased 12% to $1,446.0 million for the nine months ended October 1, 2017 compared with $1,286.5 million for the nine months ended October 2, 2016. Organic Daily Sales increased 5% in the third quarter of 2017 and 5% for the nine months ended October 1, 2017. Organic Daily Sales growth for nursery, irrigation, outdoor lighting, hardscapes and landscapes accessories grew 7% in the third quarter of 2017 and 7% for the nine months ended October 1, 2017 as the Company continued to benefit from strength in the residential and commercial construction and repair and remodel end markets. Organic Daily Sales for agronomic products increased 2% in the third quarter of 2017 and 2% for the nine months ended October 1, 2017. Acquisitions contributed $34.1 million, or 8%, to third quarter growth of 2017 and $104.3 million, or 8%, to the growth in the nine months ended October 1, 2017.
 Costs of goods sold
Cost of goods sold increased 12% to $342.1 million for the three months ended October 1, 2017 compared to $306.1 million for the three months ended October 2, 2016, and increased 11% to $982.4 million for the nine months ended October 1, 2017 compared to $882.5 million for the nine months ended October 2, 2016. The increase in Cost of goods sold for the third quarter of 2017 and the first nine months of 2017 was primarily driven by Net sales growth, including acquisitions, partially offset by lower material costs including manufacturer incentives.
Gross profit and gross margin
Gross profit increased 16% to $160.3 million for the three months ended October 1, 2017 compared to $138.4 million for the three months ended October 2, 2016, and increased 15% to $463.6 million for the nine months ended October 1, 2017 compared to $404.0 million for the nine months ended October 2, 2016. Gross profit growth for the third quarter of 2017 was driven by the increase in Net sales growth, including acquisitions. Gross margin increased 80 basis points to 31.9% for the third quarter of 2017 compared to 31.1% for the same period of 2016 primarily driven by our category management initiatives. For the nine months ended October 1, 2017, gross margin increased 70 basis points to 32.1% as compared to 31.4% for the nine months ended October 2, 2016. Our category management initiatives drove the majority of the increase.
Selling, general and administrative expenses (operating expenses)
Operating expenses increased 19% to $128.1 million for the three months ended October 1, 2017 from $107.7 million for the three months ended October 2, 2016, and increased 12% to $368.4 million for the nine months ended October 1, 2017 compared to $330.3 million for the nine months ended October 2, 2016. The increase in both the third quarter and the first nine months of 2017 primarily reflected additional staff and operating expenses to support our growth both organically and through acquisitions. Operating expenses expressed as a percentage of Net sales increased to 25.5% for the three months ended October 1, 2017 compared to 24.2% for the three months ended October 2, 2016, and decreased to 25.5% for the nine months ended October 1, 2017 compared to 25.7% for the nine months ended October 2, 2016. The increase in operating expenses as a percentage of sales for the last quarter reflected the impact of acquisitions and increases in labor and other operating expenses focused on building our capabilities to accelerate organic growth. The reduction in operating expenses expressed as a percentage of sales for the last nine months was primarily driven by the $11.2 million of costs incurred in the second quarter of 2016 related to the IPO and Refinancing. Depreciation and amortization expense increased $1.1 million to $10.8 million for the three months ended October 1, 2017 compared to $9.7 million for three months ended October 2, 2016, and increased $4.0 million to $31.4 million for the nine months ended October 1, 2017 compared to $27.4 million for the nine months ended October 2, 2016. The increase in depreciation and amortization in both the third quarter and the first nine months of 2017 was primarily caused by our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses decreased $0.1 million to $6.2 million for the three months ended October 1, 2017 from $6.3 million for the three months ended October 2, 2016, and increased $3.6 million to $19.0 million for the nine months ended October 1, 2017 compared to $15.4 million for the nine months ended October 2, 2016. The decrease in interest expense for the third quarter reflected lower interest rates on our Term Loan resulting from our Term Loan Facility Amendments. The increase in interest expense for the last nine months primarily reflected higher debt levels following our Refinancing which occurred in April 29, 2016.
Income tax (benefit) expense
Income tax expense was $10.7 million for the three months ended October 1, 2017 as compared to $10.7 million for the three months ended October 2, 2016.  For the nine months ended October 1, 2017, income tax expense was $29.4 million as compared to $25.4 million for the nine months ended October 2, 2016. The effective tax rate was 38.8% for the three months ended October 1, 2017 as compared to 41.8% for the three months ended October 2, 2016.  For the nine months ended October 1, 2017, the effective tax rate was 36.8% as compared to 41.2% for the nine months ended October 2, 2016. The decrease in the effective rate was due primarily to (i) the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits as a component of Income tax expense in the Company’s Consolidated Statements of Operations, and (ii) a reduction in nondeductible transaction costs incurred during the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016.
Net income (loss)
Net income increased $2.0 million to $16.9 million for the three months ended October 1, 2017 compared to $14.9 million for the three months ended October 2, 2016, and increased $14.4 million to $50.6 million for the nine months ended October 1, 2017 compared to $36.2 million for the nine months ended October 2, 2016. The increase in Net income for the third quarter was primarily attributable to our sales growth and gross margin improvement.

Quarterly Results of Operations Data
The following tables set forth our net sales, cost of goods sold, gross profit, selling, general and administrative expenses, net income (loss) and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss)) for each of the most recent eight quarters in fiscal years 2017, 2016 and 2015. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions)
	2017			2016				2015
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4

Net sales	$502.4	$608.6	$335.0	$361.8	$444.5	$513.4	$328.5	$339.8
Cost of goods sold	342.1	406.2	234.1	250.0	306.1	344.9	231.5	235.2
Gross profit	160.3	202.4	100.9	111.8	138.4	168.5	97.0	104.6
Selling, general and administrative expenses	128.1	126.6	113.7	116.2	107.7	118.0	104.6	110.7
Other income	1.6	1.3	0.9	1.4	1.2	1.0	1.2	1.2
Operating income (loss)	33.8	77.1	(11.9)	(3.0)	31.9	51.5	(6.4)	(4.9)
Interest and other non-operating expenses	6.2	6.6	6.2	6.7	6.3	6.5	2.6	3.7
Income tax (benefit) expense	10.7	26.3	(7.6)	(4.1)	10.7	18.1	(3.4)	(2.7)
Net income (loss)	$16.9	$44.2	$(10.5)	$(5.6)	$14.9	$26.9	$(5.6)	$(5.9)
Adjusted EBITDA(1)	$48.4	$92.3	$1.2	$11.2	$43.7	$74.9	$4.5	$11.9
Net sales as a percentage of annual net sales				22.0%	27.0%	31.1%	19.9%	23.4%
Gross profit as a percentage of annual gross profit				21.7%	26.8%	32.7%	18.8%	24.4%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				8.3%	32.5%	55.8%	3.4%	11.2%
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

(In millions)
	2017			2016				2015
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Net income (loss)	$16.9	$44.2	$(10.5)	$(5.6)	$14.9	$26.9	$(5.6)	$(5.9)
Income tax (benefit) expense	10.7	26.3	(7.6)	(4.1)	10.7	18.1	(3.4)	(2.7)
Interest expense, net	6.2	6.6	6.2	6.7	6.3	6.5	2.6	3.7
Depreciation and amortization	11.1	10.8	9.8	9.6	9.7	9.1	8.6	8.7
EBITDA	44.9	87.9	(2.1)	6.6	41.6	60.6	2.2	3.8
Stock-based compensation(a)	1.5	1.6	1.4	1.3	1.1	2.2	0.7	0.7
(Gain) loss on sale of assets(b)	—	0.1	0.1	0.1	—	—	(0.1)	0.2
Advisory fees(c)	—	—	—	—	—	8.0	0.5	0.5
Financing fees(d)	0.4	1.1	—	1.1	0.4	3.1	—	3.5
Rebranding, acquisitions and other adjustments(e)	1.6	1.6	1.8	2.1	0.6	1.0	1.2	3.2
Adjusted EBITDA(f)	$48.4	$92.3	$1.2	$11.2	$43.7	$74.9	$4.5	$11.9

_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

(c)
Represents fees paid to CD&R and Deere for consulting services. In connection with the IPO, we entered into termination agreements with CD&R and Deere pursuant to which the parties agreed to terminate the Consulting Agreements.

(d)	Represents fees associated with our debt refinancing and debt amendments, as well as fees incurred in connection with our IPO and secondary offerings.

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

(f)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days)
	2017			2016
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Net sales	$502.4	$608.6	$335.0	$444.5	$513.4	$328.5
Organic Sales	457.4	548.1	318.5	433.6	506.6	328.5
Acquisition contribution(a)	45.0	60.5	16.5	10.9	6.8	—
Selling Days	63	64	64	63	64	65
Organic Daily Sales	$7.3	$8.6	$5.0	$6.9	$7.9	$5.1

_____________________________________

(a)	Represents Net Sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2017 fiscal year.

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
Our borrowing base capacity under the ABL Facility was $126.9 million as of October 1, 2017, after giving effect to approximately $193.7 million of revolving credit loans under the ABL Facility, an increase of $102.7 million from $91.0 million of revolving credit loans as of January 1, 2017. As of October 1, 2017, we had total cash and cash equivalents of $24.1 million, total debt of $479.5 million and capital leases of $12.8 million.
Working capital was $428.7 million as of October 1, 2017, an increase of $124.2 million as compared to $304.5 million as of January 1, 2017. The increase in working capital is primarily attributable to seasonality of our business and growth in inventory from acquisitions and higher stocking levels.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Nine Months Ended
	October 1, 2017	October 2, 2016
Net cash (used in) provided by:
Operating activities	$(14.6)	$9.2
Investing activities	$(76.9)	$(62.5)
Financing activities	$99.1	$59.0
Cash flow (used in) provided by operating activities

Net cash used in operating activities for the nine months ended October 1, 2017 was $14.6 million compared to cash provided of $9.2 million for the nine months ended October 2, 2016. Net cash from operating activities during the first nine months of 2017 was lower than the first nine months of 2016 primarily due to the increase in net working capital.

Cash flow used in investing activities

Net cash used in investing activities was $76.9 million for the nine months ended October 1, 2017 compared to $62.5 million for the nine months ended October 2, 2016. The increase reflects greater investment in acquisitions during the first nine months of 2017 compared to the same period of 2016. Capital expenditures were $10.3 million for the first nine months of 2017, up from $6.2 million for the first nine months of 2016 due to increased investments in information technology and store equipment.
Cash flow provided by financing activities
Net cash provided by financing activities was $99.1 million for the nine months ended October 1, 2017 compared to cash provided of $59.0 million for the nine months ended October 2, 2016. The increase reflects borrowings under the ABL Facility to fund investments in working capital and acquisitions.

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
The final maturity date of the Term Loan Facility is April 29, 2022. In addition, the Amended and Restated Term Loan Credit Agreement provides the right for individual lenders to extend the maturity date of their loans upon the request of the Term Loan Borrower and without the consent of any other lender.
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
Term Loan Facility Amendments
On November 23, 2016, we amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the First Amendment and pay fees and expenses associated with the transaction and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.
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

ABL Facility
Landscape Holding and Landscape are borrowers under the ABL Facility of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of Landscape Holding and Landscape. The ABL Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability under the ABL Facility is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. dollar-denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances at October 1, 2017 range from 2.99% to 5.00%. Additionally, the borrowers paid a 0.25% and 0.375% commitment fee on the unfunded amount as of October 1, 2017 and January 1, 2017, respectively. As of October 1, 2017, the outstanding balance on the ABL Facility was $193.7 million. The ABL Facility matures on October 20, 2020.
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

Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of October 1, 2017, resulting from the changes in our long term debt. The changes during the three months ended October 1, 2017 were primarily the result of the refinancing of the Prior Term Loan Facility and increased borrowing under the ABL Facility.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$491.7	$3.0	$5.2	$483.5	$—
Interest on long term debt(2)	86.9	19.6	43.2	24.1	—

(1)
For additional information see “Note 8. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $12.2 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of October 1, 2017. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of October 1, 2017. See “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	November 8, 2017	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)