Form 10-K
period 2017-12-31
SiteOne Landscape Supply, Inc.
filed 2018-02-28
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 2, 2017, there were 39,727,901 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that the CD&R Investor and Deere (each as defined below), directors and officers may be affiliates) was approximately $1,752,135,681 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on June 30, 2017 (the last trading day of our most recently completed fiscal second quarter).
As of February 20, 2018, the number of shares of the registrant’s common stock outstanding were 40,025,054, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

Special Note Regarding Forward-Looking Statements and Information
This Annual Report on Form 10-K contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	cyclicality in residential and commercial construction markets;

•	general economic and financial conditions;

•	weather conditions, seasonality and availability of water to end-users;

•	laws and government regulations applicable to our business that could negatively impact demand for our products;

•	public perceptions that our products and services are not environmentally friendly;

•	competitive industry pressures;

•	product shortages and the loss of key suppliers;

•	product price fluctuations;

•	inventory management risks;

•	ability to implement our business strategies and achieve our growth objectives;

•	acquisition and integration risks;

•	increased operating costs;

•	risks associated with our large labor force;

•	adverse credit and financial markets events and conditions;

•	credit sale risks;

•	retention of key personnel;

•	performance of individual branches;

•	environmental, health and safety laws and regulations;

•	hazardous materials and related materials;

•	construction defect and product liability claims;

•	computer data processing systems;

•	security of personal information about our customers;

•	intellectual property and other proprietary rights;

•	requirements of being a public company;

•	risks related to our internal controls;

•	the possibility of securities litigation;

•	our substantial indebtedness and our ability to obtain financing in the future;

•	increases in interest rates; and

•	risks related to other factors discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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

PART I

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2017 Fiscal Year,” the “2016 Fiscal Year” and the “2015 Fiscal Year” refer to the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Item 1. Business
The following discussion of our business contains “forward-looking statements,” as discussed in “Special Note Regarding Forward-Looking Statements and Information” above. Our business, operations and financial condition are subject to various risks as set forth in Part I, Item 1A, ‘‘Risk Factors’’ below. The following information should be read in conjunction with the Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data and related notes included elsewhere in this Annual Report on Form 10-K.
Company Overview
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. As of February 20, 2018, we had 511 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 120,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting and ice melt products. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation network design, commercial project planning, generation of sales leads, marketing services and product support, as well as a series of technical and business management seminars that we call SiteOne University.
Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business. In addition, our broad product portfolio, convenient branch locations and nationwide fleet of over 1,400 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from approximately 3,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes and other landscape products.
We have a balanced mix of sales across product categories, construction sectors and end markets. We derived approximately 55% of our 2017 Fiscal Year net sales from the residential construction sector, 31% from the commercial (including institutional) construction sector and 14% from the recreational and other construction sector. By end market, we derived approximately 41% of our 2017 Fiscal Year net sales from maintenance of residential, commercial and recreational properties. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. The sale of products relating to new construction of homes, commercial buildings and recreational spaces accounted for approximately 40% of our 2017 Fiscal Year net sales. These products primarily include irrigation, nursery, hardscapes, outdoor lighting and landscape accessories. Approximately 19% of our 2017 Fiscal Year net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increasing existing home sales, increasing home prices and rising consumer spending.

Net Sales for 2017 Fiscal Year
Our History

Our company was established in 2001 after Deere & Company (“Deere”) entered the wholesale landscape distribution market through the acquisitions of McGinnis Farms and Century Rain Aid in 2001, United Green Mark in 2005 and LESCO Inc. (“LESCO”) in 2007, each of which significantly expanded our geographic footprint and broadened our product portfolio. In December 2013, an affiliate (the “CD&R Investor”) of Clayton, Dubilier & Rice, LLC (“CD&R”) purchased a 60% interest in our company from Deere (“CD&R Acquisition”). On May 17, 2016, we completed the initial public offering (“IPO”) of our common stock in which Deere and the CD&R Investor were the sole sellers of our common stock to the public. On December 5, 2016, May 1, 2017 and July 26, 2017, we completed secondary offerings of our common stock in which Deere and CD&R Investor were the sole sellers.
Our Industry
Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $18 billion in revenue in 2017. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, commercial construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply distribution industry, products sold for residential applications represent the largest construction sector, followed by the commercial and recreational & other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales and each of control products, hardscapes, irrigation products and outdoor lighting, and fertilizer & other accounting for approximately one-tenth of industry sales.
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
Our Strategies
Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Expand Organically
Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 230,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to continue to increase our size and scale in customer, geographic and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offering for our customers at competitive prices and enhance our role as a critical player in the supply chain.

Grow at the Local Level
The vast majority of our customers operate at a local level. We believe we can grow market share in our existing markets with limited capital investment by systematically executing local strategies to expand our customer base, increase the amount of our customers’ total spending with us, optimize our network of locations, coordinate multi-site deliveries, partner with strategic local suppliers, introduce new products and services, increase our share of underrepresented products in particular markets and improve sales force performance. We currently offer our full product line in only 26% of the metropolitan statistical areas (“MSAs”) in the United States where we have a branch, and therefore believe we have the capacity to offer significantly more product lines and services in our geographic markets.
Pursue Value-Enhancing Strategic Acquisitions
Through recently completed acquisitions, we have added new markets in the United States and Canada, new product lines, talented associates and operational best practices. In addition, we increased our sales by introducing products from our existing portfolio to customers of newly acquired companies. We intend to continue pursuing strategic acquisitions to grow our market share and enhance our local market leadership positions by taking advantage of our scale, operational experience and acquisition know-how to pursue and integrate attractive targets. In addition, we currently have branches in 183 of the 381 U.S. MSAs and are focused on identifying and reviewing attractive new geographic markets for expansion through acquisitions. We will continue to apply a selective and disciplined acquisition strategy to maximize synergies obtained from enhanced sales and lower procurement and corporate costs.
Execute on Identified Operational Initiatives
We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process and invest in more sophisticated information technology systems and data analytics.  Additionally, we have commenced our e-commerce initiative, to include the relaunch of our website and implementation of a business-to-business (B2B) e-commerce platform.  Although we are still in the early stages of these initiatives, they have already contributed to improvement in our profitability, and we believe we will continue to benefit from these and other operational improvements.
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
Our Products and Services
Our comprehensive portfolio of landscape products consists of over 120,000 SKUs from approximately 3,000 suppliers. Our product portfolio includes irrigation, fertilizer & other, control products, landscape accessories, nursery goods, hardscapes and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment that items such as nursery goods and hardscapes require provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
See Note 12 to our audited financial statements for information on our net sales in the agronomic (fertilizer & other and control products), irrigation and outdoor lighting, landscape accessories and hardscapes and nursery goods categories.
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
Landscape Accessories
Our landscape accessories products include mulches, soil amendments, tools and sod. Landscape accessories are typically sold in combination with other landscape supply products. As a result, sales of these accessories are often tied to sales of fertilizers and control products, as well as sales of nursery goods and hardscape products.
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
Hardscapes
Hardscapes include paving, natural stone, blocks and other durable materials.
Proprietary Branded Products
In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, Green Tech and Pro-Trade® together accounted for approximately 14% of our 2017 Fiscal Year net sales, the large majority of which is attributable to LESCO®.
LESCO
LESCO® is a premium brand and maintains strong brand awareness with golf and professional landscape contractors.
Under the LESCO® brand, we offer formulations of fertilizer (liquid and granular), combination products (pesticides on a fertilizer carrier), control products (liquid and granular pesticides), specialty chemicals, turf seed, application equipment (engine powered and walk behind or other non-engine powered), paint, maintenance products like engine oil, windshield washer fluid, ice melt, trimmer line and soil tests. We also offer Basic Seed and Basic Nutrition, “sub-brands” of LESCO®, under which we offer fertilizer and landscape accessories. LESCO® products are sold through our branches and retail outlets such as The Home Depot, True Value and Ace Hardware.
Green Tech
We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the Green Tech brand. The core Green Tech product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps and hand-held remote control equipment.
Pro-Trade
In 2017, we launched a line of professional-grade LED lamps and lighting solutions under our Pro-Trade® brand.  The Pro-Trade® line of products is sold exclusively through our branches and currently includes lamps, brass and aluminum fixtures and transformers.
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
Partners Program
We offer a loyalty program, our Partners Program, which had approximately 17,000 enrolled customers as of December 31, 2017 and provides business and personal rewards, access to business services at preferred rates and technical training and support. Reward points may be spent, for example, on credit on account, trips and special events, gift cards to major retailers and SiteOne University courses and educational events. Access to preferred rate business services includes, for example, payroll and select human resources services, cell phone services, office supplies, auto and fleet insurance and fuel rebates. For the 2017 Fiscal Year, Partners Program participants accounted for approximately 54% of our net sales.
Operational Structure
Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide corporate functions.
At the local market level, we organize our 511 branches and approximately 350 outside sales representatives into 50 designated “areas” that each serve a defined geography, typically a large MSA or a combination of MSAs in close proximity. Area managers are responsible for organization and talent planning, branch operations, sales strategy and product delivery strategy. Area managers are supported by an area business manager responsible for executing the local market strategies and key initiatives to grow sales and profitability.
We support our 511 branches and 50 areas with regional management and company-wide corporate functions providing: management of business performance; development and execution of local strategies; sharing of best practices; execution and integration of acquisitions; finance and accounting expertise (credit/collections, payables); category management and procurement; supply chain (planners, buyers); pricing strategies; marketing; and information technology. Our branches are integrated on a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, financial support, data analytics and performance reporting.
Our outside sales force is organized by geographic area. Each area maintains a number of outside sales representatives who drive sales growth on behalf of several branches across a variety of accounts from landscape contractors to municipal agencies. We also maintain a sales force of agronomic sales representatives who are focused on growing sales to the golf industry.
We have a national account sales organization which leads sales strategy and execution for our largest national and regional customers. The national sales team is organized around five different market verticals: landscape and grounds maintenance, golf, retail, international and environmental accounts. Each national account manager is responsible for a group of large accounts and coordinates our business with them both nationally and locally through our local sales representatives. National account managers negotiate national programs with our largest customers in order to increase our share of their business.
Distribution Network
We use two distribution models to offer a comprehensive selection of products and meet the needs of each local market.

Branches
Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers.  Of our approximately 3,000 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantities shipped from only a few locations. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it unfeasible to source directly from those suppliers.  Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.
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
Direct Distribution
Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between producers and customers. Our direct distribution business provides customers with sourcing and logistics support services for inventory management and delivery, in many cases more economically than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution but rather use our existing producer relationships, marketing expertise and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 7% of our 2017 Fiscal Year net sales were from direct distribution.
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
Customers
Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. Our customer base consists of more than 230,000 firms and individuals, with our top 10 customers collectively accounting for approximately 4% of our 2017 Fiscal Year net sales, with no single customer accounting for more than 2% of net sales. Small customers, with annual purchases of up to $25,000, made up 31% of our 2017 Fiscal Year net sales. Medium customers, with annual purchases between $25,000 and $150,000, made up 27% of our 2017 Fiscal Year net sales. Large customers, with annual purchases over $150,000, made up 42% of our 2017 Fiscal Year net sales. Some of our largest customers include BrightView, The Home Depot, Davey Tree Expert Company and TruGreen. Distribution of our LESCO proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2017 Fiscal Year net sales.
Suppliers
We source our products from approximately 3,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes and other landscape products. Some of our largest suppliers include Hunter, Rain Bird, Toro, Oldcastle, Bayer, Syngenta, BASF, Dow AgroSciences, Vista and NDS. Purchases from our top 10 suppliers accounted for approximately 39% of total purchases for our 2017 Fiscal Year.
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
Competition
The majority of our competition comes from other wholesale landscape supply distributors. Among wholesale distributors, we primarily compete against a small number of regional distributors and many small, local, privately-owned distributors. Some of our competitors carry several product categories, while others mainly focus on one product category such as irrigation, fertilizer/control, nursery goods or hardscapes. We are one of the only wholesale distributors which carries the full line of irrigation, fertilizer & other, control products, landscape accessories, nursery goods, hardscapes and outdoor lighting products.
We believe our top nine largest competitors include Ewing, Harrell’s, Horizon Distributors (a subsidiary of Pool Corporation), Winfield Solutions, BWI, Target Specialty Products, Howard Fertilizer and Chemical, BFG Supply and Central Turf & Irrigation Supply.
We believe smaller, regional or local competitors still comprise approximately 90% of the landscape supply industry based on 2017 net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products and availability of credit.
Associates
As of February 20, 2018, we had approximately 3,800 associates, none of whom were affiliated with labor unions. We believe that we have good relations with our associates. Additionally, we believe that the training provided through our development programs and our entrepreneurial, performance-based culture provides significant benefits to our associates. Approximately 92.8% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 260 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
Service Marks, Trademarks and Trade Names
We hold various trademark registrations, including SiteOne® and LESCO®, which we consider important to our marketing activities. Generally, trademark rights have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations and the other trademarks associated with our business so long as they remain valuable to our business. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.
Weather Conditions and Seasonality
For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Weather Conditions and Seasonality,” of this Annual Report on Form 10-K.
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
In the United States, we are regulated under many environmental, health and safety laws, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Environmental Pesticide Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Clean Air Act, the Clean Water Act and the Occupational Safety and Health Act, each as amended. Certain laws, such as those requiring the registration of herbicides and pesticides, and regulating their use, also involve the oversight of regulatory authorities and public health agencies. Although we strive to comply with such laws and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws from occurring. We could also incur significant investigation and clean-up costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. See “Note 10. Commitments and Contingencies” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
Available Information
We make available free of charge on the “Investor Relations” page of our website, www.siteone.com, our filed and furnished reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
Our Corporate Governance Guidelines, Board of Directors Communication Policy, Business Code of Conduct and Ethics, Financial Code of Ethics, and the Charters of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, Attention: Investor Relations or by telephone at (404) 277-7000. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We are required to disclose any change to, or waiver from, our Business Code of Conduct and Ethics for our executive officers and Board members. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

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
Furthermore, adverse weather conditions, such as droughts, severe storms, hurricanes and significant rain or snowfall, can adversely impact the demand for our products, timing of product delivery, or our ability to deliver products at all. For example, severe winter storms can cause hazardous road conditions, which may prevent personnel from traveling or delivering to service locations. In addition, unexpectedly severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being omitted for a season or damage to or loss of nursery goods, sod and other green products in our inventory, which could result in losses requiring writedowns.
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
We have an employee base of approximately 3,800 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act and the Arbitration Fairness Act, could materially affect our business, financial condition and results of operations. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in the future, it could adversely impact our business, financial position, results of operations and cash flows.
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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 31, 2017, goodwill represented approximately 12% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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
The majority of our net sales in our 2017 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.
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
In addition, in the United States, products containing herbicides and pesticides generally must be registered with the U.S. Environmental Protection Agency (“EPA”) and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such products, could have an adverse effect on our business, the severity of which would depend in part on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The herbicides and pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a herbicide or pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.
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
Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered trademarks SiteOne® and LESCO®. We have not sought to register or protect every one of our marks or brand names either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we face significant legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file annual and quarterly information and other reports with the SEC, as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable SEC rules. We are also subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, which impose significant compliance obligations upon us and increase our operating costs.
In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and the NYSE, have imposed increased regulation and disclosure obligations and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards are likely to result in increased administrative expenses and a diversion of management’s time and attention from sales-generating activities. If we do not comply with such requirements, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors and could materially adversely affect our business and cause our stock price to decline.
These requirements also place additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.
Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with this Annual Report on Form 10-K (our second annual report following our initial public offering), we are required to provide a management report on internal control over financial reporting, which must be attested to by our independent registered public accounting firm.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
We may be subject to unanticipated changes in our tax provisions, including further changes to applicable U.S. tax laws.
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which required us to re-measure certain deferred tax assets and liabilities in the reporting period in which the 2017 Tax Act was signed into law, a one-time transition tax on certain foreign earnings that were previously deferred, and immediate expensing for certain assets placed into service after September 27, 2017. We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. At December 31, 2017, we have not completed the accounting for the tax effects of enactment of the 2017 Tax Act. In certain instances, however, we have made a reasonable estimate (provisional amount) of the effects on our existing deferred tax balances and one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC Topic 740, and the provisions of the tax laws that were in effect prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed, and our provisional estimates may also be affected as we gain a more thorough understanding of the 2017 Tax Act.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business or satisfy our obligations.
As of December 31, 2017 we had $476.1 million aggregate principal amount of total long-term consolidated indebtedness outstanding and $11.7 million of capital leases.
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to a credit agreement dated December 23, 2013, which has been amended pursuant to Amendment No. 1 dated June 13, 2014, Amendment No. 2 dated January 26, 2015, Amendment No. 3 dated February 13, 2015 and Amendment No. 4 dated October 20, 2015 (such agreement, as so amended, the “ABL Credit Agreement”), providing for an asset-based loan facility in the amount of up to $325.0 million, subject to availability under a borrowing base, with UBS AG, Stamford Branch, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “ABL Facility”).

Landscape Holding and Landscape are parties to an amended and restated credit agreement dated April 29, 2016, providing for a senior secured term loan facility with UBS AG, Stamford Branch, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of November 23, 2016, and the Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2017, and as further amended, supplemented, waived or otherwise modified from time to time, the “Term Loan Facility” and, together with the ABL Facility, the “Credit Facilities”) with the maturity date of April 29, 2022. On December 12, 2017, the Term Loan Facility was amended to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $298.0 million and (ii) increase the aggregate principal amount of Tranche D Term Loans under the Term Loan Facility to $350.0 million. Proceeds of the Tranche D Term Loans were used to, among other things, repay approximately $50.7 million of borrowings outstanding under the ABL Facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Term Loan Facility Amendments.”
In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences. Because of our substantial indebtedness:

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
Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2017 each one percentage point change in interest rates would result in an approximately $1.3 million change in the annual interest expense on the amount outstanding under the ABL Facility. As of December 31, 2017, each one percentage point change in interest rates would result in an approximately $3.5 million change in the annual interest expense on the Term Loan Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.
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
The market price of our common stock may be volatile.
The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our customers’ or their end-users’ preferences;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	action by institutional stockholders or other large stockholders, including future sales;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	announcements by us of significant impairment charges;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•	war, terrorist acts and epidemic disease;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.
In particular, we cannot assure that you will be able to resell your shares at or above your purchase price. The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, results of operations, financial condition and cash flows.
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
In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or associate arrangement or otherwise. Any of these issuances could result in dilution to our existing stockholders and could cause the trading price of our common stock to decline.
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

•	limit the ability of stockholders to remove directors;

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

•
require the approval of holders of at least 66 2⁄3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action asserting a claim arising out of or under the General Corporation Law of the State of Delaware (the “DGCL”), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
A terrorist attack or the threat of a terrorist attack could have a material adverse effect on our business.

Discretionary spending on landscape projects is generally adversely affected during times of economic or political uncertainty. The potential for terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create these types of uncertainties and negatively impact our business for the short or long term in ways that cannot presently be predicted.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties

Our corporate headquarters is located on leased premises at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076. Our corporate headquarters is approximately 55,000 square feet and the lease will expire in April 2026.
We and our operating companies own and lease a variety of facilities in 45 states and six provinces for branch operations, offices and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings, with secured outside storage yards averaging from 10,000 to 20,000 square feet in some branches. We also lease two facilities that are operated as our South and West Distribution Centers.  The South Distribution Center is located in Fairburn, Georgia and is approximately 192,000 square feet.  The West Distribution Center is located in Colton, California and is approximately 179,000 square feet.  The South Distribution Center commenced operations in the first quarter of 2017 and the West Distribution Center commenced operations in the first quarter of 2018. In addition, we have leased a facility in Carlisle, Pennsylvania that will operate as our North Distribution Center. This facility is approximately 201,000 square feet in size and is expected to commence operations in March 2018. The significant majority of our facilities are subject to operating leases, and we own 14 properties. As of February 20, 2018, we operated 511 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	62	Wisconsin	5
Florida	46	Oregon	4
North Carolina	36	Hawaii	3
Texas	35	Idaho	3
New York	22	Kentucky	3
Massachusetts	21	Nebraska	3
Michigan	20	Nevada	3
New Jersey	20	New Hampshire	3
South Carolina	19	Utah	3
Georgia	18	Delaware	2
Illinois	17	Iowa	2
Virginia	16	Louisiana	2
Connecticut	15	Maine	2
Ohio	14	Arkansas	1
Pennsylvania	12	Mississippi	1
Tennessee	12	New Mexico	1
Indiana	10	North Dakota	1
Maryland	10	Rhode Island	1
Missouri	9	South Dakota	1
Alabama	6	Ontario	5
Colorado	6	British Columbia	4
Minnesota	6	Alberta	2
Washington	6	Manitoba	1
Arizona	5	Québec	1
Kansas	5	Saskatchewan	1
Oklahoma	5

Item 3. Legal Proceedings

We are not currently involved in any material litigation or arbitration. We anticipate that we will be subject to litigation and arbitration from time to time in the ordinary course of business. At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations and cash flows. However, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices
Shares of our common stock have traded on the NYSE under the symbol “SITE” since May 12, 2016. Prior to that date, there was no market for our common stock. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below:

	High Sales Price	Low Sales Price
Fiscal Year 2016:
Second quarter (beginning May 12, 2016)	$35.17	$21.00
Third quarter	$40.56	$34.78
Fourth quarter	$36.85	$29.82

Fiscal Year 2017:
First quarter	$48.41	$35.72
Second quarter	$53.18	$46.24
Third quarter	$58.10	$48.40
Fourth quarter	$76.70	$58.95
Holders
As of February 20, 2018, there were four registered holders of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.
Dividends
On May 2, 2016, a one-time special cash dividend of $176.0 million was paid to existing stockholders of the Company as of April 29, 2016. Of the $176.0 million special cash dividend, $112.4 million was paid to holders of the Redeemable Convertible Preferred Stock (as defined below) in accordance with its right to participate in all distributions to common stockholders on an as-converted basis.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

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
The graph below presents the Company’s cumulative total shareholder returns relative to the performance of the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index for the period commencing on May 12, 2016 (the Company’s initial day of trading) and ending on December 31, 2017, the end of our last fiscal year. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
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

Use of Proceeds

On May 11, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-206444) relating to the IPO of its common stock was declared effective by the SEC. On May 17, 2016, the Company completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, certain of the Company’s stockholders sold an aggregate of 11,500,000 shares of common stock. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from the IPO.

On November 29, 2016, the Company’s registration statement on Form S-1 (Registration No. 333-214628) relating to a secondary offering of its common stock was declared effective by the SEC. On December 5, 2016, the Company completed this secondary offering at a price to the public of $33.00 per share. In connection with the Secondary Offering, certain of the Company’s stockholders sold an aggregate of 10,350,000 shares of common stock. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

On April 25, 2017, the Company’s registration statement on Form S-1 (Registration No. 333-217327) relating to a secondary offering of its common stock was declared effective by the SEC.  On May 1, 2017, the Company completed this secondary offering at a price to the public of $47.50 per share. In connection with this secondary offering, certain of the Company’s stockholders sold an aggregate of 11,500,000 shares of common stock. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

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

Purchases of Equity Securities by Issuer and Affiliates Purchasers
None.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated and combined financial data as of the dates and for the periods indicated. The selected balance sheet data as of December 31, 2017 and January 1, 2017 and the statement of operations data for each of the 2017 Fiscal Year, 2016 Fiscal Year and 2015 Fiscal Year have been derived from our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. The selected balance sheet data as of January 3, 2016, December 28, 2014, December 29, 2013 and December 22, 2013 and the statement of operations data for the fiscal year ended December 28, 2014 and for each of the 2013 Successor Period and 2013 Predecessor Period have been derived from our unaudited financial statements and related notes not included in this Annual Report on Form 10-K.
For the purpose of discussing our financial results, we refer to ourselves as the “Successor Company” in the periods following the CD&R Acquisition, and the “Predecessor Company” during the periods preceding the CD&R Acquisition.
In the opinion of our management, our consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of our operations and cash flows. Our historical financial data may not be indicative of our future performance. The selected historical financial and operating data are qualified in their entirety by, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

	Consolidated Successor Company					Combined Predecessor Company
					Period from December 23, 2013	Period from December 31, 2012
	Year ended				through	through
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013 (1)	December 22, 2013
	(in millions, except share and per share data)
Statement of operations data:
Net sales	$1,861.7	$1,648.2	$1,451.6	$1,176.6	$5.3	$1,072.7
Cost of goods sold	1,266.2	1,132.5	1,022.5	865.5	4.1	783.0
Gross profit	595.5	515.7	429.1	311.1	1.2	289.7
Selling, general and administrative	502.2	446.5	373.3	269.0	14.1	235.6
Other income	4.5	4.8	4.0	3.1	—	3.6
Operating income (loss)	97.8	74.0	59.8	45.2	(12.9)	57.7
Interest and other non-operating (income) expenses	25.2	22.1	11.4	9.1	0.1	0.1
Net income (loss) before taxes	72.6	51.9	48.4	36.1	(13.0)	57.6
Income tax (benefit) expense	18.0	21.3	19.5	14.4	(3.5)	23.9
Net income (loss)	$54.6	$30.6	$28.9	$21.7	$(9.5)	$33.7
Net income (loss) attributable to Successor Company common stock/Predecessor Company equity interests (2)	$54.6	$(91.4)	$(14.8)	$(4.0)	$(9.8)	$33.7
Net income (loss) per common share: (3)
Basic	$1.37	$(3.01)	$(1.04)	$(0.29)	$(0.73)	NM
Diluted	$1.29	$(3.01)	$(1.04)	$(0.29)	$(0.73)	NM
Weighted average number of common shares outstanding:
Basic	39,754,595	30,316,087	14,209,843	13,818,138	13,476,996	NM
Diluted	42,193,432	30,316,087	14,209,843	13,818,138	13,476,996	NM

	Consolidated Successor Company					Consolidated Predecessor Company
	As of December 31, 2017	As of January 1, 2017	As of January 3, 2016	As of December 28, 2014	As of December 29, 2013	As of December 22, 2013
Balance sheet data:	(in millions)
Total assets	910.7	742.6	668.7	555.7	544.4	567.3
Total debt (4)	463.6	375.5	177.7	121.7	154.8	—
Redeemable convertible preferred stock	—	—	216.8	192.6	174.0	—

	Consolidated Successor Company					Consolidated Predecessor Company
					Period from December 23, 2013	Period from December 31, 2012
	Year ended				through	through
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013 (1)	December 22, 2013
	(in millions, except share and per share data)
Net income (loss)	$54.6	$30.6	$28.9	$21.7	$(9.5)	$33.7
Less:
Redeemable convertible preferred stock dividends	—	9.6	25.1	21.8	0.3	—
Redeemable convertible preferred stock beneficial conversion feature	—	—	18.6	3.9	—	—
Special cash dividend paid to preferred stockholders	—	112.4	—	—	—	—
Net income (loss) attributable to Successor Company common stock/Predecessor Company equity interests	$54.6	$(91.4)	$(14.8)	$(4.0)	$(9.8)	$33.7
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and related notes included in this Annual Report on Form 10-K.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview

SiteOne Landscape Supply, Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as “SiteOne,” the “Company,” “we,” “us” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).

We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. Through our expansive North American network of 511 branch locations in 45 states and six provinces, we offer a comprehensive selection of more than 120,000 SKUs, including fertilizer and control products (e.g., herbicides), irrigation supplies, landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks) and outdoor lighting. We also provide complementary, value-added consultative services to support our product offerings and to help our customers operate and grow their businesses.

CD&R Acquisition

Holdings indirectly owns 100% of the membership interest in Landscape Holding. Landscape Holding is the parent and sole owner of Landscape. Prior to the CD&R Acquisition described below, Deere was the sole owner of Landscape Holding.
On December 23, 2013, the Company acquired 100% of the ownership interest in Landscape Holding from Deere in exchange for common shares of the Company initially representing 40% of the outstanding capital stock (on an as-converted basis) plus cash consideration of approximately $314 million, net of pre-closing and post-closing adjustments. In order to facilitate the transaction, the Company issued cumulative convertible participating redeemable preferred stock to CD&R for total consideration of $174 million initially representing 60% of the outstanding capital stock (on an as-converted basis). As part of the same transaction, Landscape Holding also acquired from LESCO, an affiliate of Deere. The Company continues to be the sole owner of Landscape Holding.
Initial Public Offering
On May 17, 2016, we completed the IPO at a price to the public of $21.00 per share. In connection with the IPO, the CD&R Investor and Deere together sold an aggregate of 11,500,000 shares of common stock. The CD&R Investor and Deere received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. We did not receive any proceeds from the IPO. On the day prior to the closing of the IPO, all of our then-outstanding Preferred Stock converted into shares of common stock, resulting in the issuance by us of an additional 25,303,164 shares of our common stock. The conversion of Preferred Stock is accounted for from the date of conversion and is not retroactively adjusted in our financial statements and related notes included in this Annual Report on Form 10-K.
Secondary Public Offerings
On December 5, 2016, certain selling stockholders completed a public offering of 10,350,000 shares of our common stock at a price of $33.00 per share. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders.

On May 1, 2017, certain selling stockholders completed a public offering of 11,500,000 shares of our common stock at a price of $47.50 per share. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders.

On July 26, 2017, certain selling stockholders completed a public offering of 5,437,502 shares of our common stock at a price to the underwriter of $51.63 per share. We did not receive any proceeds from the shares of common stock sold by the selling stockholders.

Following consummation of the secondary offering on July 26, 2017, CD&R and Deere no longer have an ownership interest in the Company.

Presentation

Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30 and September 30, respectively.
This discussion of our financial condition is presented for the 2017 Fiscal Year, which ended on December 31, 2017 and included 52 weeks and 252 Selling Days, the 2016 Fiscal Year, which ended on January 1, 2017 and included 52 weeks and 253 Selling Days, and the 2015 Fiscal Year, which ended on January 3, 2016 and included 53 weeks and 256 Selling Days. “Selling Days” are defined below within the Key Business and Performance Metrics section.
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
Acquisitions
In addition to our organic growth we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. As of December 31, 2017, we have invested over $250 million in 18 acquisitions since the start of 2015 Fiscal Year, with the largest being the Shemin Nurseries investment of $57.7 million. The following is a summary of the acquisitions completed during the 2017, 2016 and 2015 Fiscal Years:

In October 2017, we acquired the assets and assumed the liabilities of Harmony Gardens, Inc. (“Harmony Gardens”). With two locations in the metro Denver and Fort Collins, Colorado areas, Harmony Gardens is a leading wholesale nursery distributor in the state.

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
In December 2016, we acquired the assets and assumed the liabilities of East Haven Landscape Products, headquartered in East Haven, Connecticut, adding a full-service landscape supply location along the southeastern Connecticut coast and extending our network of existing full-service locations in Greenwich, Connecticut, Bedford Hills, New York and Windsor, Connecticut. The acquisition gives SiteOne a leading position for nursery, hardscapes and landscape supplies in the East Haven area.
In November 2016, we acquired the assets and assumed the liabilities of the landscape distribution business of Loma Vista Nursery, Inc., which includes two locations serving customers in Missouri and Kansas. The acquisition gives SiteOne a leading position for nursery products in the Kansas City market and bolsters our position in hardscapes.
In September 2016, we acquired the assets and assumed the liabilities of Glen Allen Nursery & Garden Center, Inc., which includes one branch location in Richmond, Virginia. The acquisition gives SiteOne a leading position for nursery products in the Richmond area.
In August 2016, we acquired the assets and assumed the liabilities of Bissett Nursery Corp. and acquired all of the outstanding stock of Bissett Equipment Corp., which together comprise Bissett. Bissett includes three branch locations serving customers throughout the New York City metropolitan area. The acquisition gives SiteOne a leading position for nursery products in the New York City metropolitan market and a strong position in equipment and hardscapes.
In April 2016, we acquired the assets and assumed the liabilities of Blue Max Materials, Inc., Blue Max Materials of Charleston, Inc., Blue Max Materials of Columbia, Inc. and Blue Max Materials of the Grand Strand, Inc., which together comprise Blue Max Materials. Blue Max Materials includes five locations serving both North and South Carolina. The acquisition creates a leading position for SiteOne in the North and South Carolina hardscapes and landscape accessories markets.
In January 2016, we acquired the outstanding stock of Hydro-Scape Products, Inc., which includes 17 locations serving Southern California. The acquisition creates a leading position for SiteOne in the Southern California irrigation and landscape accessories markets.
In August 2015, we acquired the assets and assumed the liabilities of Tieco, Inc., which includes six branch locations serving Alabama and Florida with irrigation, lighting, pump and well products. The acquisition creates a leading position for SiteOne in Alabama and the Florida panhandle irrigation markets.
In August 2015, we acquired all of the outstanding stock of Green Resource, LLC, which includes five branch locations serving North and South Carolina with chemicals, seed, fertilizer and erosion control products. The acquisition creates a leading position for SiteOne in North and South Carolina across all of our product lines.
In May 2015, we acquired all of the outstanding stock of AMC Industries, Inc., which includes nine branch locations serving Texas and Oklahoma with irrigation products and domestic water systems. The acquisition creates a leading position for SiteOne in the South Texas and Oklahoma irrigation markets.

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

Strategic Initiatives

We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process and invest in more sophisticated information technology systems and data analytics. We are increasingly focusing on our procurement and supply chain management initiatives to reduce sourcing costs. We are also implementing new inventory planning and stocking systems and evaluating ways to further improve the freight and logistics processes in an effort to reduce costs as well as improve our reliability and level of service. In addition, we work closely with our local branches to improve sales, delivery and branch productivity. We believe we will continue to benefit from the following initiatives, among others:

Pricing initiatives, including the development of a centralized pricing and discounting strategy and the implementation of data analytics to aid special pricing and bidding, were initiated beginning in the second quarter of 2015 and are expected to continue through 2019.

Category management initiatives, including the implementation of organic growth strategies, the development of our private label product strategy, the expansion of product lines, and the reorganization of brands and products by preferred suppliers, were initiated beginning in the first quarter of 2015 and are expected to continue through 2019.

Supply chain initiatives, including the implementation of new inventory planning and stocking systems, the installation of new distribution centers, local hubs in large markets, and local fleet utilization and cost improvement, were initiated in the fourth quarter of 2016 and are expected to continue through 2019.

Sales force performance initiatives, including the implementation of new compensation plans, the restructuring of our sales force, and the formal sales and product training for sales force and management, were initiated beginning in the third quarter of 2015 and are expected to continue through 2019.

Marketing initiatives, including a relaunch of the Partners Program and implementation of a digital marketing strategy, were initiated beginning in the third quarter of 2015 and are expected to continue through 2020.

E-commerce initiatives, including the relaunch of our website and the implementation of a B2B e-commerce platform, which provides the convenience of an online sales channel, enhanced account management functionality and industry specific productivity tools for our customers, are expected to continue through 2020.

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

Results of Operations

In the following discussion of our results of operations, we make comparisons among the 2017 Fiscal Year, the 2016 Fiscal Year and the 2015 Fiscal Year.

Consolidated Statements of Operations

	January 2, 2017 to December 31, 2017		January 4, 2016 to January 1, 2017		December 29, 2014 to January 3, 2016
	(in millions)
Net sales	$1,861.7	100.0%	$1,648.2	100.0%	$1,451.6	100.0%
Cost of goods sold	1,266.2	68.0%	1,132.5	68.7%	1,022.5	70.4%
Gross profit	595.5	32.0%	515.7	31.3%	429.1	29.6%
Selling, general and administrative expenses	502.2	27.0%	446.5	27.1%	373.3	25.7%
Other income	4.5	0.2%	4.8	0.3%	4.0	0.3%
Operating income	97.8	5.3%	74.0	4.5%	59.8	4.1%
Interest and other non-operating (income) expenses	25.2	1.4%	22.1	1.3%	11.4	0.8%
Income tax expense	18.0	1.0%	21.3	1.3%	19.5	1.3%
Net income	$54.6	2.9%	$30.6	1.9%	$28.9	2.0%
Comparison of the 2017 Fiscal Year to the 2016 Fiscal Year
Net sales
Net sales for the 2017 Fiscal Year increased 13% to $1,861.7 million as compared to $1,648.2 million for the 2016 Fiscal Year. Organic Daily Sales growth for 2017 Fiscal Year was 5%. Organic Daily Sales growth was driven by growth in the irrigation, nursery, landscape accessories, hardscapes and outdoor lighting categories, which together grew over 7% as the Company continued to benefit from strength in the construction and the repair and upgrade end markets. Organic Daily Sales for agronomic products increased 2% reflecting steady economic growth and strong sales to golf end market. Acquisitions contributed 8% or $135.0 million to net sales growth.
Costs of goods sold
Cost of goods sold for the 2017 Fiscal Year increased 12% to $1,266.2 million from $1,132.5 million for the 2016 Fiscal Year. The increase in cost of goods sold was primarily driven by the increased net sales growth, including acquisitions, partially offset by lower material cost, including manufacturing incentives.

Gross profit and gross margin
Gross profit for the 2017 Fiscal Year increased 15% to $595.5 million as compared to $515.7 million for the 2016 Fiscal Year. Gross profit growth was driven by the net sales increase resulting from Organic Sales growth and acquisitions in addition to margin expansion resulting from our operational initiatives. Gross margin increased 70 basis points to 32.0% in the 2017 Fiscal Year as compared to 31.3% in the 2016 Fiscal Year. Operational improvement in category management was the primary contributor to the growth. Product mix did not have a significant impact on gross margins. Acquisitions did not contribute to the margin improvement.

Selling, general and administrative expenses (operating expenses)

Operating expenses for the 2017 Fiscal Year increased 12% to $502.2 million from $446.5 million for the 2016 Fiscal Year. The increase in operating expenses was primarily driven by our growth from acquisitions. Operating expenses expressed as a percentage of net sales decreased to 27.0% for the 2017 Fiscal Year compared to 27.1% for the 2016 Fiscal Year. The decrease in operating expenses as a percentage of sales reflects non-recurrence of IPO related costs which occurred in the 2016 Fiscal Year partially offset by increased investment in marketing, e-commerce and the sales force. Depreciation and amortization increased $6.1 million to $43.1 million primarily as result of our acquisitions.

Interest expense and other non-operating (income) expense

Interest expense and other non-operating (income) expense increased $3.1 million to $25.2 million in the 2017 Fiscal Year from $22.1 million in the 2016 Fiscal Year. The increase in interest expense was principally driven by the higher debt levels resulting from the refinancing of the Term Loan Facility in the 2016 Fiscal Year and the acquisition investments in the 2017 Fiscal Year.
Income tax (benefit) expense
Income tax expense was $18.0 million during the 2017 Fiscal Year as compared to income tax expense of $21.3 million during the 2016 Fiscal Year. The effective tax rate was 24.8% during the 2017 Fiscal Year as compared to 41.0% for the 2016 Fiscal Year.  The decrease in the effective tax rate was due primarily to (i) the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits as a reduction of Income tax expense in the Company’s Consolidated Statements of Operations, and (ii) the December 2017 enactment of the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act includes a number of changes to existing U.S. tax laws, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which required us to re-measure certain deferred tax assets and liabilities in the reporting period in which the 2017 Tax Act was signed into law, and a one-time transition tax on certain foreign earnings that were previously deferred.

Net income
Net income for the 2017 Fiscal Year increased 78% to $54.6 million as compared to $30.6 million for the 2016 Fiscal Year. The increase in net income was primarily attributable to our lower effective tax rate, growth in sales both organically and through acquisitions, and the expansion of gross margin resulting from operational improvements.
Comparison of the 2016 Fiscal Year to the 2015 Fiscal Year
Net sales
Net sales for the 2016 Fiscal Year increased 14% to $1,648.2 million as compared to $1,451.6 million for the 2015 Fiscal Year. Organic Sales growth contributed 3% to overall growth, and acquisitions contributed an additional 11%. Net sales growth for the 2016 Fiscal Year, adjusted for one less week in the 2016 Fiscal Year compared to the 2015 Fiscal Year, would have been approximately one percentage point greater, or total net sales growth of 15% and Organic Sales growth of 4%. Organic Sales growth was driven by growth in the irrigation, nursery, landscape accessories, hardscapes and outdoor lighting categories, which together grew over 6% as a result of continued growth in residential and commercial construction. Organic Sales for fertilizer and control products decreased 2% reflecting modest market demand, fewer Selling Days, and the negative impact of branch consolidations. Acquisitions contributed $157.0 million to net sales growth.
Costs of goods sold
Cost of goods sold for the 2016 Fiscal Year increased 11% to $1,132.5 million from $1,022.5 million for the 2015 Fiscal Year. The increase in cost of goods sold was primarily driven by the increased net sales growth, including acquisitions, partially offset by lower material cost, including manufacturing incentives.
Gross profit and gross margin
Gross profit for the 2016 Fiscal Year increased 20% to $515.7 million as compared to $429.1 million for the 2015 Fiscal Year. Gross profit growth was driven by the net sales increase resulting from Organic Sales growth and acquisitions in addition to margin expansion resulting from our operational initiatives. Gross margin increased 170 basis points to 31.3% in the 2016 Fiscal Year as compared to 29.6% in the 2015 Fiscal Year. Operational improvements in pricing and category management were the primary contributors, each accounting for approximately half of the increase. Product mix did not have a significant impact on gross margins. Acquisitions contributed approximately 20 basis points to the margin improvement.
Selling, general and administrative expenses (operating expenses)
Operating expenses for the 2016 Fiscal Year increased 20% to $446.5 million from $373.3 million for the 2015 Fiscal Year. The increase in operating expenses was primarily driven by our growth from acquisitions. In addition, we incurred approximately $12.1 million in transition expenses related to our stock offerings, debt refinancing and subsequent amendment, and the termination of our consulting agreements with CD&R and Deere. Operating expenses expressed as a percentage of net sales increased to 27.1% for the 2016 Fiscal Year compared to 25.7% for the 2015 Fiscal Year. The increase was driven primarily by the transition expenses discussed above, in addition to acquisitions and higher personnel costs to support our growth. Depreciation and amortization increased $5.8 million to $37.0 million primarily as result of our acquisitions.
Interest expense and other non-operating (income) expense
Interest expense and other non-operating (income) expense increased $10.7 million to $22.1 million in the 2016 Fiscal Year from $11.4 million in the 2015 Fiscal Year. The increase in interest expense was principally driven by the higher debt levels, a higher blended interest rate on our debt, and the write-off of unamortized debt discounts and issuance costs in connection with the refinancing and subsequent amendment transaction.
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

Quarterly Results of Operations Data
The following tables set forth our unaudited net sales, cost of goods sold, gross profit, selling, general and administrative expenses, net income (loss) and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss)) for each of the most recent eight fiscal quarters. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions, unaudited)
	2017 Fiscal Year					2016 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$1,861.7	$415.7	$502.4	$608.6	$335.0	$1,648.2	$361.8	$444.5	$513.4	$328.5
Cost of goods sold	1,266.2	283.8	342.1	406.2	234.1	1,132.5	250.0	306.1	344.9	231.5
Gross profit	595.5	131.9	160.3	202.4	100.9	515.7	111.8	138.4	168.5	97.0
Selling, general and administrative expenses	502.2	133.8	128.1	126.6	113.7	446.5	116.2	107.7	118.0	104.6
Other income	4.5	0.7	1.6	1.3	0.9	4.8	1.4	1.2	1.0	1.2
Operating income (loss)	97.8	(1.2)	33.8	77.1	(11.9)	74.0	(3.0)	31.9	51.5	(6.4)
Interest and other non-operating (income) expenses	25.2	6.2	6.2	6.6	6.2	22.1	6.7	6.3	6.5	2.6
Income tax (benefit) expense	18.0	(11.4)	10.7	26.3	(7.6)	21.3	(4.1)	10.7	18.1	(3.4)
Net income (loss)	$54.6	$4.0	$16.9	$44.2	$(10.5)	$30.6	$(5.6)	$14.9	$26.9	$(5.6)
Net income (loss) per common share:
Basic	$1.37	$0.10	$0.42	$1.11	$(0.26)	$(3.01)	$(0.14)	$0.38	$(3.18)	$(0.85)
Diluted	$1.29	$0.09	$0.41	$1.07	$(0.26)	$(3.01)	$(0.14)	$0.36	$(3.18)	$(0.85)
Adjusted EBITDA(1)	$157.2	$15.3	$48.4	$92.3	$1.2	$134.3	$11.2	$43.7	$74.9	$4.5
Net sales as a percentage of annual net sales	100.0%	22.3%	27.0%	32.7%	18.0%	100.0%	22.0%	27.0%	31.1%	19.9%
Gross profit as a percentage of annual gross profit	100.0%	22.2%	26.9%	34.0%	16.9%	100.0%	21.7%	26.8%	32.7%	18.8%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	9.7%	30.8%	58.7%	0.8%	100.0%	8.3%	32.5%	55.8%	3.4%

_____________________________________

(1)
In addition to our net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Annual Report on Form 10-K to evaluate the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA is further adjusted for stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items, other non-recurring (income) and loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions, unaudited)
	2017 Fiscal Year					2016 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$54.6	$4.0	$16.9	$44.2	$(10.5)	$30.6	$(5.6)	$14.9	$26.9	$(5.6)
Income tax (benefit) expense	18.0	(11.4)	10.7	26.3	(7.6)	21.3	(4.1)	10.7	18.1	(3.4)
Interest expense, net	25.2	6.2	6.2	6.6	6.2	22.1	6.7	6.3	6.5	2.6
Depreciation & amortization	43.1	11.4	11.1	10.8	9.8	37.0	9.6	9.7	9.1	8.6
EBITDA	140.9	10.2	44.9	87.9	(2.1)	111.0	6.6	41.6	60.6	2.2
Stock-based compensation(a)	5.9	1.4	1.5	1.6	1.4	5.3	1.3	1.1	2.2	0.7
(Gain) loss on sale of assets(b)	0.6	0.4	—	0.1	0.1	—	0.1	—	—	(0.1)
Advisory fees(c)	—	—	—	—	—	8.5	—	—	8.0	0.5
Financing fees(d)	1.7	0.2	0.4	1.1	—	4.6	1.1	0.4	3.1	—
Rebranding and other adjustments(e)	8.1	3.1	1.6	1.6	1.8	4.9	2.1	0.6	1.0	1.2
Adjusted EBITDA(f)	$157.2	$15.3	$48.4	$92.3	$1.2	$134.3	$11.2	$43.7	$74.9	$4.5
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

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

(f)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days; unaudited)

	2017 Fiscal Year					2016 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$1,861.7	$415.7	$502.4	$608.6	$335.0	$1,648.2	$361.8	$444.5	$513.4	$328.5
Organic sales	1,694.0	370.0	457.4	548.1	318.5	1,615.5	346.8	433.6	506.6	328.5
Acquisition contribution(a)	167.7	45.7	45.0	60.5	16.5	32.7	15.0	10.9	6.8	—
Selling Days	252	61	63	64	64	253	61	63	64	65
Organic Daily Sales	$6.7	$6.1	$7.3	$8.6	$5.0	$6.4	$5.7	$6.9	$7.9	$5.1

_____________________________________

(a)	Represents net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2017 Fiscal Year.

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
Our borrowing base capacity under the ABL Facility was $162.0 million as of December 31, 2017, after giving effect to approximately $127.0 million of revolving credit loans under the ABL Facility, a $36.0 million increase from $91.0 million of revolving credit loans as of January 1, 2017. As of December 31, 2017, we had total cash and cash equivalents of $16.7 million, total debt (net of debt discounts and issuance costs) of $463.6 million and capital leases of $11.7 million.
Working capital was $396.1 million as of December 31, 2017, an increase of $91.6 million as compared to $304.5 million as of January 1, 2017. The increase in working capital is attributable to growth in the business primarily through acquisitions.
Capital expenditures were $14.5 million for the 2017 Fiscal Year and represent an average of 0.8% net sales over the year. Capital expenditures have averaged $11.3 million annually from the 2015 Fiscal Year to the 2017 Fiscal Year and represent an average of 0.7% net sales over this time period.

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	For the year
	January 2, 2017 to December 31, 2017	January 4, 2016 to January 1, 2017	December 29, 2014 to January 3, 2016
	(in millions)
Net cash provided by (used in):
Operating activities	$16.3	$72.9	$71.0
Investing activities	$(98.6)	$(74.9)	$(111.0)
Financing activities	$82.5	$(1.8)	$49.7
Cash flow from operating activities

Cash flow from operating activities for the 2017 Fiscal Year was $16.3 million compared to $72.9 million for the 2016 Fiscal Year. The decrease in operating cash flow reflects increased working capital resulting from growth in our operations and transition to our new supply chain strategy.
Cash flow from operating activities for the 2016 Fiscal Year was $72.9 million compared to $71.0 million for the 2015 Fiscal Year. Cash flow from operations in the 2016 Fiscal Year benefited from our improvement in EBITDA resulting from our sales growth and operational initiatives.
Cash flow used in investing activities
Cash used in investing activities for the 2017 Fiscal Year was $98.6 million compared to $74.9 million in the 2016 Fiscal Year. Acquisition investment increased to $82.9 million in the 2017 Fiscal Year compared to 66.4 million the 2016 Fiscal Year, reflecting an increase in the number of transactions. Capital expenditures of $14.5 million were $5.7 million higher in the 2017 Fiscal Year compared to the 2016 Fiscal Year, driven primarily by investments in information technology and supply chain related to company initiatives.
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
Cash flow provided by (used in) financing activities
Cash flow from financing activities was $82.5 million for the 2017 Fiscal Year compared to cash used by financing activities of $1.8 million in the 2016 Fiscal Year. The increase in cash from financing activities was primarily attributable to increased borrowings to support our acquisition strategy.
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

External Financing
Term Loan Facility
Landscape Holding and Landscape (collectively, the “Term Loan Borrower”) are parties to the Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Term Loan Credit Agreement”) dated April 29, 2016, as amended on November 23, 2016, May 24, 2017 and December 12, 2017, with UBS AG, Stamford Branch as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto providing for a senior secured term loan facility in an aggregate principal amount of approximately $350.0 million (the “Term Loan Facility”). Landscape Holding and Landscape are the borrowers under the Term Loan Facility.
The final maturity date of the Term Loan Facility is April 29, 2022. In addition, however, the Amended and Restated Term Loan Credit Agreement provides the right for individual lenders to extend the maturity date of their loans upon the request of Landscape Holding without the consent of any other lender.
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility may be increased (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) $100.0 million plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 3.50 to 1.00.
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
Term Loan Facility Amendments
On November 23, 2016, we amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add the Tranche B Term Loans under the Term Loan Facility in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the Term Loan Facility Amendments (the “Existing Term Loans”) and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

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

On December 12, 2017, we amended the Term Loan Facility (the “Third Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $298.0 million and (ii) increase the aggregate principal amount of Tranche D Term Loans under the Term Loan Facility to $350.0 million. Proceeds of the Tranche D Term Loans were used to, among other things, (i) repay in full the Tranche C Term Loans and (ii) repay approximately $50.7 million of borrowings outstanding under the ABL Facility.

The Tranche D Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. Voluntary prepayments of the Tranche D Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the date of the initial funding of the Tranche D Term

Loans. The other terms of the Tranche D Term Loans are generally the same as the terms applicable to the Existing Term Loans. The interest rate on the outstanding balance of the Term Loan Facility was 4.32% as of December 31, 2017.

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

•
conduct, transact, or otherwise engage in businesses or operations at Landscape Holding other than certain specified exceptions relating to its role as a holding company of Landscape and its subsidiaries;

•	enter into certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.
ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the Credit Agreement dated December 23, 2013, as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015 and the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the “ABL Credit Agreement”) with UBS AG, Stamford Branch as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto, providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables. The ABL Facility is guaranteed by Bidco. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. dollar-denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 3.25% to 3.32% and 2.49% to 4.50% as of December 31, 2017 and January 1, 2017, respectively. Additionally, the ABL Borrower pays a 0.250% and 0.375% commitment fee on the unfunded amount of as of December 31, 2017 and January 1, 2017, respectively. As of December 31, 2017, the outstanding balance on the ABL Facility was $127.0 million. The ABL Facility matures on October 20, 2020.
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends, distributions and other restricted payments, investments, acquisitions, prepayments or redemptions of indebtedness under the Term Loan Facility, amendments of the Term Loan Facility, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business, and hedging transactions. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Term Loan Facility, asset sales and mergers, consolidations and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00.
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the ABL Facility may be increased (or a new term loan facility added) by up to (i) $100.0 million plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 5.00 to 1.00.
There are no financial covenants included in the ABL Credit Agreement, other than a springing minimum consolidated fixed charge coverage ratio of at least 1.00 to 1.00, which is tested only when specified availability is less than 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 30 consecutive calendar days.

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
The agreements governing the Term Loan Facility and the ABL Facility restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Term Loan Facility and the ABL Facility and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans to us.
Interest Rate Swaps
We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our unsecured syndicated senior Term Loan Facility. In June 2017, we entered into two forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The contracts become effective on March 11, 2019 and terminate on June 11, 2021.
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
Contractual Obligations
The following table presents our contractual obligations and commitments as of December 31, 2017.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long term debt, including current maturities(1)	$476.1	$2.6	$134.9	$338.6	$—
Interest on long term debt(2)	80.5	19.1	40.5	20.9	—
Capital leases(3)	12.4	5.3	5.2	1.9	—
Operating leases	227.1	46.0	69.0	39.6	72.5
Purchase obligations(4)	68.2	41.8	25.7	0.7	—
Total obligations and commitments	$864.3	$114.8	$275.3	$401.7	$72.5

_____________________________________

(1)
For additional information see “Note 7. Long-Term Debt” in the notes to the condensed consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $12.5 million.

(2)
The interest on long term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2017. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of December 31, 2017. See “Note 7. Long-Term Debt” in the notes to the condensed consolidated financial statements for further information regarding our debt instruments.

(3)	Capital leases consist primarily of leases for delivery vehicles.

(4)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory as well as definitive agreements to acquire an entity or group of assets. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. In addition, this table excludes purchase obligations of acquisitions made since December 31, 2017.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both important to the accurate portrayal of a company’s consolidated financial statements and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements in accordance with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policies that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial statements.

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

Inventory Valuation

Product inventories represent one of our largest assets and are recorded at net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of more than 120,000 SKUs at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last three months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

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
Significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically engage third-party valuation specialists, who work under the direction of management, for more significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
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
The impairment test is a single-step process. The process requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. Each of our reporting units’ fair value has substantially exceeded its carrying value at each test date.
Stock-Based Compensation
Stock compensation expense for common stock options is based on the estimated fair value on the grant date using the Black-Scholes option pricing model. With respect to the deferred stock units (“DSUs”) and restricted stock units (“RSUs”), grant date fair values are equal to the fair market value of the underlying stock on the date of grant. Stock compensation expense is recorded in selling, general and administrative expenses with a corresponding increase in stockholders’ equity and generally recognized straight-line over the vesting periods. We issue new shares of common stock upon exercise of stock options, vesting of RSUs and upon settlement of DSUs.

Recently Issued and Adopted Accounting Pronouncements
See Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K, for a description of recently issued and adopted accounting pronouncements.
Accounting Pronouncements Issued But Not Yet Adopted
See Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K, for a description of accounting pronouncements that have been issued but not yet adopted.

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
Interest Rate Risk
We are subject to interest rate risk associated with our debt. While changes in interest rates do not affect the fair value of our variable-rate debt, they do affect future earnings and cash flows through higher interest expense. Interest rate swaps are entered into with the objective of converting variable to fixed rate debt, thereby reducing volatility in borrowing costs.

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

•	The Term Loan Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 2.75% or the Prime Rate plus a borrowing margin of 1.75% at the borrower’s election.
A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.8 million.
Credit Risk
We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 10% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were 2.1% of gross receivables as of December 31, 2017.
Investments, if any, are only in liquid securities and only with counterparties with appropriate credit ratings. Transactions involving derivative financial instruments are with counterparties with which we have a signed netting agreement and which have appropriate credit ratings. We do not expect any counterparty to fail to meet its obligations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 31, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2018

We have served as the Company's auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2017	January 1, 2017
Assets
Current assets
Cash and cash equivalents	$16.7	$16.3
Accounts receivable, net of allowance for doubtful accounts of $4.7 and $4.3 for 2017 and 2016, respectively	219.9	169.0
Inventory, net	338.3	289.6
Income tax receivable	2.7	1.6
Prepaid expenses and other current assets	24.3	13.5
Total current assets	601.9	490.0

Property and equipment, net (Note 3)	75.5	69.8
Goodwill (Note 4)	106.5	70.8
Intangible assets, net (Note 4)	112.8	103.3
Other assets	14.0	8.7
Total assets	$910.7	$742.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124.1	$108.3
Current portion of capital leases (Note 5)	4.9	4.3
Accrued compensation	40.1	36.7
Long term debt, current portion (Note 7)	3.5	3.0
Accrued liabilities	33.2	33.2
Total current liabilities	205.8	185.5

Other long-term liabilities	16.8	9.1
Capital leases, less current portion (Note 5)	6.8	6.7
Deferred tax liabilities (Note 1 and Note 8)	8.4	20.0
Long term debt, less current portion (Note 1 and Note 7)	460.1	372.5
Total liabilities	697.9	593.8

Commitment and contingencies (Note 10)
Redeemable convertible preferred stock (Note 11)	—	—

Stockholders’ equity (Note 1 and Note 11):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 39,977,181 and 39,597,532 shares issued, and 39,956,270 and 39,576,621 shares outstanding at December 31, 2017 and January 1, 2017, respectively	0.4	0.4
Additional paid-in capital	227.8	219.3
Accumulated deficit	(15.1)	(69.7)
Accumulated other comprehensive loss	(0.3)	(1.2)
Total stockholders’ equity	212.8	148.8
Total liabilities and stockholders’ equity	$910.7	$742.6
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
Net sales	$1,861.7	$1,648.2	$1,451.6
Cost of goods sold	1,266.2	1,132.5	1,022.5
Gross profit	595.5	515.7	429.1

Selling, general and administrative expenses	502.2	446.5	373.3
Other income	4.5	4.8	4.0
Operating income	97.8	74.0	59.8

Interest and other non-operating (income) expenses	25.2	22.1	11.4
Net income before taxes	72.6	51.9	48.4
Income tax expense	18.0	21.3	19.5
Net income	54.6	30.6	28.9
Less:
Redeemable convertible preferred stock dividends	—	9.6	25.1
Redeemable convertible preferred stock beneficial conversion feature	—	—	18.6
Special cash dividend paid to preferred stockholders	—	112.4	—
Net income (loss) attributable to common shares	$54.6	$(91.4)	$(14.8)

Net income (loss) per common share:
Basic	$1.37	$(3.01)	$(1.04)
Diluted	$1.29	$(3.01)	$(1.04)
Weighted average number of common shares outstanding:
Basic	39,754,595	30,316,087	14,209,843
Diluted	42,193,432	30,316,087	14,209,843

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
Net income	$54.6	$30.6	$28.9
Foreign currency translation adjustments	0.5	—	(0.8)
Unrealized gains on interest rate swaps, net of taxes	0.4	—	—
Comprehensive income	$55.5	$30.6	$28.1

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 28, 2014	14,088.7	$0.1	$89.4	$(10.3)	$(0.4)	$78.8
Net income	—	—	—	28.9	—	28.9
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Redeemable convertible preferred stock dividends	—	—	—	(24.2)	—	(24.2)
Redeemable convertible preferred stock beneficial conversion feature	—	—	18.6	(18.6)	—	—
Shares purchased by employees	171.3	—	2.2	—	—	2.2
Treasury stock	(9.9)	—	(0.1)	—	—	(0.1)
Stock based compensation	—	—	3.0	—	—	3.0
Balance at January 3, 2016	14,250.1	$0.1	$113.1	$(24.2)	$(1.2)	$87.8
Net income	—	—	—	30.6	—	30.6
Other comprehensive income	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	0.8	(13.8)	—	(13.0)
Special cash dividend paid to preferred and common stockholders	—	—	(113.7)	(62.3)	—	(176.0)
Issuance of common shares from conversion of redeemable convertible preferred stock	25,303.1	0.3	216.5	—	—	216.8
Issuance of common shares under stock based compensation plan	34.4	—	0.2	—	—	0.2
Excess tax benefits from stock based compensation	—	—	0.3	—	—	0.3
Treasury stock	(11.0)		(0.1)	—	—	(0.1)
Stock based compensation	—	—	2.2	—	—	2.2
Balance at January 1, 2017	39,576.6	$0.4	$219.3	$(69.7)	$(1.2)	$148.8
Net income	—	—	—	54.6	—	54.6
Other comprehensive income	—	—	—	—	0.9	0.9
Issuance of common shares under stock based compensation plan	379.6	—	2.6	—	—	2.6
Stock based compensation	—	—	5.9	—	—	5.9
Balance at December 31, 2017	39,956.2	$0.4	$227.8	$(15.1)	$(0.3)	$212.8
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
Cash Flows from Operating Activities:
Net income	$54.6	$30.6	$28.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.6	14.2	12.8
Stock-based compensation	5.9	4.7	3.0
Amortization of software and intangible assets	25.5	22.8	18.4
Amortization of debt related costs	3.0	2.5	3.0
Loss on extinguishment of debt	0.1	1.7	1.2
Loss on sale of equipment	0.6	—	0.4
Deferred income taxes	(16.5)	(9.9)	(7.5)
Other	0.1	(0.3)	0.3
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(40.5)	(18.7)	(11.4)
Inventory	(31.0)	(0.6)	3.7
Income tax receivable	(1.0)	6.6	6.3
Prepaid expenses and other assets	(12.2)	0.2	5.0
Accounts payable	7.1	8.2	(8.9)
Accrued expenses and other liabilities	3.0	10.9	15.8
Net Cash Provided By Operating Activities	$16.3	$72.9	$71.0

Cash Flows from Investing Activities:
Purchases of property and equipment	(14.5)	(8.8)	(10.5)
Purchases of intangible assets	(1.5)	—	—
Acquisitions, net of cash acquired	(82.9)	(66.4)	(100.7)
Proceeds from the sale of property and equipment	0.3	0.3	0.2
Net Cash Used In Investing Activities	$(98.6)	$(74.9)	$(111.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	2.7	0.2	2.2
Purchase of treasury stock	—	(0.2)	(0.1)
Special cash dividend	—	(176.0)	—
Other dividends paid	—	(13.0)	—
Borrowings under term loan	649.5	570.9	—
Repayments under term loan	(598.3)	(336.2)	(0.8)
Borrowings on asset-based credit facility	386.4	355.5	364.1
Repayments on asset-based credit facility	(350.4)	(392.5)	(310.4)
Debt issue costs paid	(2.2)	(4.2)	(1.0)
Payments on capital lease obligations	(5.1)	(4.2)	(4.3)
Other financing activities	(0.1)	(2.1)	—
Net Cash Provided By (Used In) Financing Activities	$82.5	$(1.8)	$49.7

Effect of exchange rate on cash	0.2	—	(0.2)
Net Change In Cash	0.4	(3.8)	9.5

Cash and cash equivalents:
Beginning	16.3	20.1	10.6
Ending	$16.7	$16.3	$20.1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	23.9	16.5	8.4
Cash paid during the year for income taxes	35.9	24.3	21.9

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	5.8	4.3	4.8

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
SiteOne Landscape Supply, Inc. is a supplier of irrigation supplies, fertilizer and control products, landscape accessories, nursery goods, hardscapes and outdoor lighting to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of SiteOne Landscape Supply, Inc.’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada and other countries. As of December 31, 2017, the Company had over 475 branches. Based on the nature of SiteOne Landscape Supply, Inc.’s products and customers’ business cycles, sales are significantly higher in the spring and summer months.

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

On December 12, 2017, the Company amended the Term Loan Facility (the “Third Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $298.0 million and (ii) increase the aggregate principal amount of Tranche D Term Loans under the Term Loan

Facility to $350.0 million. Proceeds of the Tranche D Term Loans were used to, among other things, (i) repay in full the Tranche C Term Loans and (ii) repay approximately $50.7 million of borrowings outstanding under the ABL Facility.

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
Following consummation of the secondary offering on July 26, 2017, CD&R and Deere no longer have an ownership interest in the Company.

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
The Consolidated Statements of Operations, Comprehensive income (loss), Equity and Cash Flows for the Company are presented for the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. The Company owns 100% of all subsidiaries presented in these financial statements. All intercompany balances and transactions have been eliminated in consolidation.
Significant accounting policies:
Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The year ended December 31, 2017 includes 52 weeks. The year ended January 1, 2017 includes 52 weeks. The year ended January 3, 2016 includes 53 weeks.
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
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
Beginning balance	$4.3	$3.6	$3.0
Provision (reduction) for allowance	2.0	1.1	1.0
Write-offs, net of recoveries	(1.6)	(0.4)	(0.4)
Ending balance	$4.7	$4.3	$3.6
Inventory: The majority of the Company’s inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was approximately $5.1 million and $4.8 million as of December 31, 2017 and January 1, 2017, respectively.

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

Asset Class	Estimated Useful Life
Buildings and improvements	20 years
Branch equipment	2 to 12 years
Furniture and fixtures	2 to 12 years
Auto and truck	2 to 6 years
Tooling	7 years
Leasehold improvements	Shorter of the estimated useful life or the term of the lease, considering renewal options expected to be exercised.
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
Goodwill impairment: Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired and liabilities assumed. The Company tests goodwill on an annual basis as of July fiscal month end and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value. The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component.
With the issuance of Accounting Standards Update 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in January 2017, and adopted by the Company in July 2017 with its annual goodwill impairment test, the impairment test is now a single-step process. The process requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. No impairment occurred during the periods presented. See Note 4 for a more detailed description of goodwill.
Intangible assets, net: Intangible assets include customer relationships, and trademarks and other, acquired through acquisitions. Intangibles assets with finite useful lives are amortized on an accelerated method or a straight-line of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. The Company considers the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. Refer to Note 4 for a more detailed description of intangible asset amortization.
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
If the recoverability test indicates the asset group balances are not recoverable, the Company would recognize an impairment charge to reduce the long-lived asset balances based on the fair value of the asset group. The amount of such impairment would be charged to operations in the current period. There were no impairment charges recognized during the years ended December 31, 2017, January 1, 2017 and January 3, 2016.
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
Interest Rate Swaps:

The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on its syndicated senior Term Loan Facility. For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company has designated these swaps as cash flow hedges, for which the Company records the effective portions of changes in their fair value, net of tax, in other comprehensive income (loss). To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings.
Revenue recognition: The Company recognize revenue when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.
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
Warranty Reserves: Provisions for estimated warranty costs for the return of nursery product are provided for in the same period the related sales are recorded. The Company offers product warranties on selected nursery items. The warranty reserve is based on historical and current trends. The warranty reserve included in Accrued liabilities was approximately $0.5 million and $0.4 million as of December 31, 2017 and January 1, 2017, respectively.
Leases: The Company leases the majority of its facilities and enters into various other operating lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Operating lease expenses are recognized in the statements of operations on a straight-line basis over the term of the related lease. Some of the Company’s lease agreements may contain renewal options, tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability on the consolidated balance sheets equal to the difference between the rent expense and cash rent payments.
The cost of property and equipment acquired under capital lease arrangements represents the lesser of the present value of the minimum lease payments or the fair value of the leased asset as of the inception of the lease.
Advertising costs: Advertising costs are charged to expense as incurred and were approximately $2.1 million, $0.9 million, and $0.4 million, during the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.
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
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which required the Company to re-measure certain deferred tax assets and liabilities in the reporting period in which the 2017 Tax Act was signed into law, a one-time transition tax on certain foreign earnings that were previously deferred, and immediate expensing for certain assets placed into service after September 27, 2017. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the 2017 Tax Act. In certain instances, however, the Company has made a reasonable estimate (provisional amount) of the effects with respect to existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under ASC Topic 740, and the provisions of the tax laws that were in effect prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed, and provisional estimates may also be affected as the Company gains a more thorough understanding of the 2017 Tax Act. See Note 8 for further information pertaining to income taxes.
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
Recently Issued and Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations, an update to the existing guidance under the Business Combinations topic. This update simplifies the accounting for measurement-period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update will be effective for all annual and interim periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 when it became effective in the first quarter of the 2017 Fiscal Year. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 when it became effective in the first quarter of the 2017 Fiscal Year on a prospective basis and as such, the Company’s prior year presentation has not changed. The primary impact of the adoption was the recognition of excess tax benefits as a reduction of Income tax expense on the Company’s Consolidated Statements of Operations. As a result, excess tax benefits of $6.8 million were recognized as a reduction of Income tax expense for the year ended December 31, 2017. Historically, these amounts were recorded as Additional paid-in capital in Stockholders’ equity on the Company’s Consolidated Balance Sheets. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017. The Company now presents excess tax benefits or tax deficiencies within operating cash flows versus financing activities on the Consolidated Statements of Cash Flows. Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding. Additionally, the Company elected to account for forfeitures of share-based payments as they occur and there was no material financial impact as a result. None of the other provisions in ASU 2016-09 had a material impact on the Company’s consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 adds new disclosure requirements, amends existing ones and removes the requirement for entities to disclose amounts of hedge ineffectiveness. In addition, an entity must now provide tabular disclosures about: both (i) the total amounts reported in the statement of financial performance for each income and expense line item that is affected by fair value or cash flow hedging and (ii) the effects of hedging on those line items; and the carrying amounts and cumulative basis adjustments of items designated and qualifying as hedged items in fair value hedges. Early adoption is permitted in any interim period after issuance of ASU 2017-12. The Company adopted ASU 2017-12 in the third quarter of the 2017 Fiscal Year. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends existing revenue recognition standards and establishes a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company has concluded that it will have substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. Additionally, the Company has made policy elections within the amended standard that are consistent with its current accounting. The Company has evaluated the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and controls. Based on its assessment, the Company has determined that the adoption of ASU 2014-09 will result in additional revenue recognition disclosures, and will have an immaterial impact on the timing of revenue recognition related to its incentive programs. The Company also evaluated other considerations within the guidance and concluded that there are no additional changes required with adopting ASU 2014-09. The Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective transition method.
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
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which amends existing guidance to require entities to recognize income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for the Company commencing in the first quarter of fiscal year 2018 using a modified retrospective method. The Company is currently evaluating the impact of this amended guidance; however, the provisions of ASU 2016-16 are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.
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

Note 2. Acquisitions
From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company made various acquisitions during the years ended December 31, 2017, January 1, 2017 and January 3, 2016. The following acquisitions had an aggregate purchase price of approximately $83.1 million, $67.9 million $104.0 million, and deferred contingent consideration of $5.0 million, $0.0 million and $0.0 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. The aggregate assets acquired were $67.6 million, $67.4 million and $99.9 million, aggregate liabilities assumed were $15.4 million, $21.9 million and $32.5 million, and excess purchase price attributed to goodwill acquired were $35.9 million, $22.4 million and $36.6 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. The Company has completed the acquisition accounting for each acquisition made during the 2016 Fiscal Year ended January 1, 2017 and the acquisitions of Aspen Valley Landscape Supply, Inc. in January 2017 and Stone Forest Materials, LLC in February 2017. The Company recorded the preliminary acquisition accounting for the remaining acquisitions completed during the 2017 Fiscal Year ended December 31, 2017 at their estimated fair values as of the respective acquisition dates.

In October 2017, the Company acquired the assets and assumed the liabilities of Harmony Gardens, Inc. (“Harmony Gardens”). With two locations in the metro Denver and Fort Collins, Colorado areas, Harmony Gardens is a leading wholesale nursery distributor in the state.

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

In December, 2016, the Company acquired the assets and assumed the liabilities of East Haven Landscape Products (“East Haven”). With one location in East Haven, Connecticut, East Haven is a leader in the distribution of nursery, hardscapes, and landscape supplies in that area.

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
In January 2016, the Company acquired the outstanding stock of Hydro-Scape Products, Inc., which includes 17 locations serving Southern California. The acquisition creates a leading position for SiteOne in the Southern California irrigation and landscape accessories markets.
In August 2015, the Company acquired the assets and assumed the liabilities of Tieco, Inc., which includes six branch locations serving Alabama and Florida with irrigation, lighting, pump and well products. The acquisition creates a leading position for SiteOne in Alabama and the Florida panhandle irrigation markets.
In August 2015, the Company acquired all of the outstanding stock of Green Resource, LLC, which includes five branch locations serving North and South Carolina with chemicals, seed, fertilizer and erosion control products. The acquisition creates a leading position for SiteOne in North and South Carolina across all of our product lines.
In May 2015, the Company acquired all of the outstanding stock of AMC Industries, Inc., which includes nine branch locations serving Texas and Oklahoma with irrigation products and domestic water systems. The acquisition creates a leading position for SiteOne in the South Texas and Oklahoma irrigation markets.
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
On an unaudited pro forma basis, the following represents the consolidated results of the Company had the Company acquired Shemin as of December 29, 2014 (the first day of the Company’s fiscal year 2015):

(In millions, except for per share data)	January 3, 2016
Net sales	$1,459.1
Net loss available to SiteOne common shareholders	$(17.6)
Net loss per share of common stock attributable to SiteOne - diluted	$(1.24)
The Company began consolidating the results of operations effective February 28, 2015. The acquisition added $130.6 million of net sales and $2.8 million of net income for the fiscal year ended January 1, 2017.

Note 3. Property and Equipment
Property and equipment consisted of the following (in millions):

	December 31, 2017	January 1, 2017
Land	$14.5	$14.5
Buildings and leasehold improvements:
Buildings	8.6	8.6
Leasehold improvements	17.0	14.0
Branch equipment	24.8	17.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	14.6	11.1
Vehicles	44.2	36.1
Tooling	0.1	1.0
Construction in process	3.0	3.3
Total Property and equipment, gross	126.8	106.2
Less: accumulated depreciation	51.3	36.4
Total Property and equipment, net	$75.5	$69.8
Property and equipment includes vehicles under capital lease of approximately $35.2 million and $29.4 million and related accumulated depreciation of approximately $20.1 million and $13.7 million as of December 31, 2017 and January 1, 2017, respectively.
Depreciation expense was approximately $17.6 million, $14.2 million and $12.8 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 respectively.
Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at December 31, 2017 and January 1, 2017 were approximately $7.7 million and $3.6 million, less accumulated amortization of approximately $3.5 million and $1.9 million, respectively. Amortization of these software costs was approximately $1.6 million, $1.1 million and $0.6 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and January 1, 2017 are as follows (in millions):

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Beginning balance	$70.8	$48.0
Goodwill acquired during the year	35.9	22.4
Goodwill adjusted during the year	(0.2)	0.4
Ending balance	$106.5	$70.8
There have been no impairments of our goodwill for the years ended December 31, 2017, January 1, 2017 and January 3, 2016.
Intangible Assets
The following table summarizes the components of intangible assets (in millions):

		December 31, 2017			January 1, 2017
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.4 years	$178.5	$70.2	$108.3	$147.7	$47.5	$100.2
Trademarks and other	4.5 years	7.7	3.2	$4.5	5.0	1.9	3.1
Total intangibles		$186.2	$73.4	$112.8	$152.7	$49.4	$103.3
During the year ended December 31, 2017, the Company recorded $33.5 million of intangible assets, including $30.8 million in customer relationship intangibles and $2.7 million in trademarks and other as a result of the eight business acquisitions discussed in Note 2. The customer relationship intangible assets will be amortized over a weighted-average period of 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of seven years.
During the year ended January 1, 2017, the Company recorded $20.6 million of intangible assets, including $20.0 million in customer relationship intangibles and $0.6 million in trademarks and other as a result of six business acquisitions discussed in Note 2.
Amortization expense for intangible assets for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was approximately $23.9 million, $21.7 million, and $17.9 million, respectively.

Total future amortization estimated as of December 31, 2017, is as follows (in millions):

Fiscal year ending:
2018	$22.0
2019	17.8
2020	14.7
2021	12.1
2022	9.9
Thereafter	36.3
Total future amortization	$112.8

Note 5. Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions except payment information):

	December 31, 2017	January 1, 2017
Capital lease obligations with rates ranging from 2.0% to 4.0% maturing through October 2022; with current monthly payments of approximately $0.5 million	$11.7	$11.0
Less current maturities	4.9	4.3
Total Capital leases, less current portion	$6.8	$6.7
Future minimum lease payments under capital leases are due as follows (in millions):

Fiscal year:
2018	$5.3
2019	3.1
2020	2.1
2021	1.6
2022 and Thereafter	0.3
Total minimum lease payments	12.4
Less amounts representing interest	0.7
Present value of future minimum lease payments	$11.7
Interest expense on capital leases was approximately $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Note 6. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $6.4 million, $5.7 million and $4.2 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Prior to the adoption of the Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”), as described below, the Company offered to key employees the ability to purchase common shares of the Company under a stock incentive plan (“Stock Incentive Plan”), which commenced in May 2014 as approved by the stockholders. Common stock options (“options”) were granted with the purchased shares at a predetermined number of options per purchased share. Prior to a public offering these shares were not transferrable except upon the employee’s death, repurchase at the option of the Company, or with the Company’s consent. The Stock Incentive Plan provided for drag-along and tag-along rights if the stockholders sold more than 50.01% of their shares prior to a public offering. As of the date of IPO, 762,079 shares were purchased by employees and outstanding under the Stock Incentive Plan. For the years ended December 31, 2017 and January 1, 2017 respectively, 0 shares and 11,036 shares were repurchased from certain terminated employees by the Company. The Company’s policy was to retain these repurchased shares as treasury shares and not to retire them.
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
The Company granted 400,415 options, 19,346 DSUs and 49,323 RSUs; in addition, 53,732 options and RSUs were forfeited during the year ended December 31, 2017; and, the Company granted 223,970 options, 26,020 DSUs and 18,973 RSUs; in addition, 17,427 options were forfeited during the year ended January 1, 2017 under the Omnibus Incentive Plan. The RSUs and options granted to employees vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately. Options and RSUs expire ten years after the date of grant. The compensation cost for options and RSUs is recognized on a straight-line basis over the requisite vesting period. The aggregate number of shares which may be issued under the Omnibus Incentive Plan is 2,000,000 shares of which 1,334,749 remain as of December 31, 2017.
The estimated grant-date fair value of stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	December 31, 2017	January 1, 2017	January 3, 2016
Risk-free interest rate	2.11%	1.43%	1.87%
Expected dividends	—	—	—
Expected volatility	30%	30%	36%
Expected term (in years)	6.25	6.25	6.50
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

The following table summarizes the information about stock options as of and for the years ended December 31, 2017 and January 1, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 4, 2016	3,060.2	$10.05	8.74
Granted	224.0	27.54
Exercised	(34.4)	6.57
Expired or forfeited	(87.2)	7.47
Outstanding as of January 1, 2017	3,162.6	$7.98	7.86	$84.6
Granted	400.4	40.28
Exercised	(355.8)	7.52
Expired or forfeited	(53.3)	11.83
Outstanding as of December 31, 2017	3,153.9	$12.07	7.13	$203.8
Exercisable as of December 31, 2017	1,655.3	6.50	6.63	116.2
Unvested and expected to vest after December 31, 2017	1,498.6	$18.22	7.67	$87.6
The weighted-average grant-date fair values of options granted during the year ended December 31, 2017 was $13.70 per option.
The total stock option and DSU expense was $5.4 million for the year ended December 31, 2017 and $5.2 million for the year ended January 1, 2017. There were $9.4 million and $8.4 million of unrecognized compensation cost from stock options and DSUs granted under the plan at December 31, 2017 and January 1, 2017, respectively. The unrecognized option and DSU related compensation is expected to be recognized over a weighted-average period of approximately 2.39 years.

The following table summarizes the information about RSUs as of and for the years ended December 31, 2017 and January 1, 2017:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	19.0	$27.40
Granted	49.3	40.35
Vested	(4.7)	27.41
Expired or forfeited	(0.4)	38.73
Outstanding as of December 31, 2017	63.2	$37.45
The total RSU expense was $0.5 million for the year ended December 31, 2017 and $0.1 million for the year ended January 1, 2017. There were $1.9 million and $0.4 million of unrecognized compensation cost from RSUs granted under the plan at December 31, 2017 and January 1, 2017, respectively. The unrecognized RSU related compensation is expected to be recognized over a weighted-average period of approximately 3.04 years.

Note 7. Long-Term Debt
Long-term debt was as follows (in millions):

	December 31, 2017	January 1, 2017
ABL facility	$127.0	$91.0
Term loan facility	349.1	297.9
Total gross long-term debt	476.1	388.9
Less: unamortized debt issuance costs and discounts on debt	(12.5)	(13.4)
Total debt	$463.6	$375.5
Less: current portion	(3.5)	(3.0)
Total long-term debt	$460.1	$372.5

ABL Facility:
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, entered into an amended credit agreement during 2015 (such agreement, as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, and the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. The final maturity date of the ABL Facility is October 20, 2020. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $162.0 million and $164.5 million as of December 31, 2017 and January 1, 2017, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On May 24, 2017, the Company entered into the Omnibus Amendment (the “Omnibus Amendment”) which amends, among other things, the ABL Credit Agreement, in order to, among other things, update certain provisions relating to secured cash management and hedging obligations.
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 3.25% to 3.32% and 2.49% to 4.50% as of December 31, 2017 and January 1, 2017, respectively. Additionally, the Borrowers pay a 0.250% and 0.375% commitment fee on the unfunded amount of as of December 31, 2017 and January 1, 2017, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants which fully restrict retained earnings of the Borrowers. The negative covenants are limited to the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of December 31, 2017, the Company is in compliance with all of the ABL Facility covenants.
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
Term Loan Facility Amendments:

On November 23, 2016, the Company amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add the Tranche B Term Loans under the Term Loan Facility in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Existing Term Loans and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

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

On December 12, 2017, the Company amended the Term Loan Facility (the “Third Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche D Term Loans”) in an aggregate principal amount of $298.0 million and (ii) increase the aggregate principal amount of Tranche D Term Loans under the Term Loan Facility to $350.0 million. Proceeds of the Tranche D Term Loans were used to, among other things, (i) repay in full the Tranche C Term Loans and (ii) repay approximately $50.7 million of borrowings outstanding under the ABL Facility.

The Tranche D Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche D Term Loans are generally the same as the terms applicable to the Existing Term Loans. The interest rate on the outstanding balance of the Term Loan Facility was 4.32% as of December 31, 2017.
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
The Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement, which information is hereby incorporated by reference, for the applicable fiscal year if the secured leverage ratio is greater than 3.00 to 1.00. As of December 31, 2017, the Company is in compliance with all of the Term Loan Facility covenants.
During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company incurred total interest expenses of $25.2 million, $22.1 million and $11.4 million, respectively, of which $21.8 million, $17.6 million and $6.9 million, respectively, related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the refinancing and amendments of the Term Loan Facility and ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.1 million, $1.7 million and $1.2 million, were written off to expense, and new discounts and debt issuance costs of $2.2 million, $7.0 million and $1.0 million, were capitalized during the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. Amortization expense related to debt issuance costs and discounts was $3.0 million, $2.5 million and $3.0 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. The remaining $0.3 million, $0.3 million and $0.3 million of interest is primarily related to capital leases, partially offset by purchase accounting adjustments for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.
Maturities of long-term debt outstanding, in principal amounts at December 31, 2017 are summarized below (in millions):

Fiscal year:
2018	$2.6
2019	3.5
2020	131.4
2021	3.5
2022	335.1
Thereafter	—
Total	$476.1

Interest Rate Swaps

The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on its syndicated senior Term Loan Facility. In June 2017, the Company entered into two forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The contracts are scheduled to become effective on March 11, 2019 and terminate on June 11, 2021. The following table provides additional details related to the swap contracts (in millions except fixed interest rate):

						Fair Value of Hedge Assets
Derivatives accounted for as hedges	Inception Date	Notional Amount	Fixed Interest Rate	Type of Hedge	Balance Sheet Classification	December 31, 2017	January 1, 2017
Forward-starting interest rate swap 1	June 30, 2017	$58.0	2.1345%	Cash flow	Other assets	$0.2	$—
Forward-starting interest rate swap 2	June 30, 2017	$116.0	2.1510%	Cash flow	Other assets	$0.4	$—

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. As of December 31, 2017, the fair value changes of the forward-starting interest rate swaps in the amount of $0.6 million was recorded in Other assets.

The Company will recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on its Consolidated Balance Sheets. As of December 31, 2017, the fair value changes of the forward-starting interest rate swaps in the amount of $0.6 million was recorded in Accumulated other comprehensive income (loss) as a component of other comprehensive income (loss). To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the year ended December 31, 2017, there was no ineffectiveness recognized in earnings. The net amount of unrealized gain or loss on derivative instruments included in Accumulated other comprehensive income (loss) related to the forward-starting interest rate swap contracts maturing and expected to be realized during the next twelve months was zero as of December 31, 2017.
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

Note 8. Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, and a Global intangible low-taxed income (“GILTI”) provision which requires U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the 2017 Tax Act; however, in certain instances, as described below, the Company has made a reasonable estimate (provisional amount) of the effects on its existing deferred tax balances and one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on the existing accounting under ASC Topic 740, and the provisions of the tax laws that were in effect prior to enactment. For the items which the Company was able to determine a reasonable estimate, a provisional benefit of $3.2 million was recognized, as described below, which is included as a component of income tax expense from continuing operations. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Moreover, the Company’s provisional estimates may also be affected as it gains a more thorough understanding of the 2017 Tax Act. Finally, the Company is evaluating whether it will be subject to incremental U.S. tax on GILTI, beginning in 2018, due to expense allocations required under the U.S. foreign tax credit rules. The Company has provisionally elected to account for GILTI tax in the period in which it is incurred, and therefore, has not provided any provisional deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

Provisional amounts

Deferred tax assets and liabilities - the Company re-measured certain deferred tax assets and liabilities based on the rates at which these items are expected to reverse in the future, which is 21%. However, the Company is still analyzing certain aspects of the 2017 Tax Act and refining its calculations, which potentially could affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was a benefit of $4.5 million.

Foreign tax effects - the one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability on E&P from its Canadian subsidiary, resulting in an increase in income tax expense of $1.3 million.  The Company has not yet completed its calculation of the total post-1986 E&P for the Canadian subsidiary. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes its calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, and finalizes the amounts held in cash or other specified assets.
Components of net income before taxes were as follows (in millions):

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
U.S.	$69.2	$49.6	$47.1
Foreign	3.4	2.3	1.3
Total	$72.6	$51.9	$48.4

 Components of income tax expense (benefit) were as follows (in millions):

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
Current income tax expense
U.S. federal	$28.7	$26.1	$21.7
U.S. state and local	4.9	4.5	4.9
Foreign	0.9	0.6	0.4
Total current	34.5	31.2	27.0
Deferred income tax (benefit) expense
U.S. federal	(15.5)	(8.9)	(6.8)
U.S. state and local	(1.0)	(1.0)	(0.7)
Foreign	—	—	—
Total deferred	(16.5)	(9.9)	(7.5)
Total	$18.0	$21.3	$19.5
The Company’s effective tax rate was 24.8%, 41.0%, and 40.3% for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively. The following table provides a reconciliation of income tax expense (benefit) at the statutory U.S. federal tax rate to actual income tax expense (benefit) for the periods presented (in millions):

	For the year January 2, 2017 to December 31, 2017		For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
U.S. federal statutory expense (benefit)	$25.4		$18.2	$16.9
State and local income taxes, net	2.0	*	1.9	2.5
Excess tax benefits pursuant to ASU 2016-09	(6.1)		—	—
Enactment of 2017 Tax Act - deferred tax re-measurement, net	(4.5)		—	—
Enactment of 2017 Tax Act - transition tax	1.3		—	—
Transaction costs	0.4		1.1	—
Other, net	(0.5)		0.1	0.1
Income tax expense (benefit)	$18.0		$21.3	$19.5
* Includes excess tax benefits pursuant to ASU 2016-09 of $(0.7) million.

Historically, U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of the Company’s investment in its Canadian subsidiary caused by foreign earnings that are indefinitely reinvested outside the U.S.  At December 31, 2017, unremitted earnings of the Canadian subsidiary have been included in the computation of the transition tax associated with the 2017 Tax Act.  The Company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its Canadian subsidiary subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiary; however, the Company continues to evaluate its position under SAB 118.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carry forwards. The significant components of deferred income taxes are as follows (in millions):

	December 31, 2017	January 1, 2017
Deferred tax assets:
Net operating losses	$5.2	$4.1
Allowance for uncollectible accounts	3.2	4.2
Inventory	2.2	3.1
Reserve for sales bonuses	3.6	4.2
Accrued compensation	2.8	3.1
Stock compensation	2.5	2.5
Rent accrual	1.6	2.1
Environmental reserve	0.6	0.9
Deferred transaction costs	1.8	2.3
Other	1.1	1.8
Total gross deferred tax assets	24.6	28.3
Valuation allowance	(5.2)	(4.1)
Total net deferred tax assets	19.4	24.2
Deferred tax liabilities:
Fixed assets and land	(5.8)	(8.0)
Intangible assets	(16.9)	(30.3)
Goodwill	(2.5)	(2.8)
Deferred financing costs	(1.7)	(2.4)
Other	(0.9)	(0.7)
Total deferred tax liabilities	(27.8)	(44.2)
Net deferred tax liabilities	$(8.4)	$(20.0)
The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2017 and January 1, 2017, a valuation allowance of $5.2 million and $4.1 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards for separate returns the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
Beginning balance	$4.1	$4.2	$4.6
Increase in valuation allowance	1.1	—	—
Decrease in valuation allowance	—	(0.1)	(0.4)
Ending balance	$5.2	$4.1	$4.2

As of December 31, 2017, the Company had available tax-effected state NOL carryforwards of approximately $5.2 million that will expire at various dates from 2017 through 2028, if not utilized.

The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an unrecognized tax benefit. There was no expense or liability recorded for unrecognized tax benefits for each period presented. The Company does not expect that the unrecognized tax benefit will materially change over the next 12 months.

The Company’s policy for recording interest and penalties, if any, associated with uncertain tax positions is to recognize interest within the Interest and other non-operating expenses line item, and to recognize penalties in Selling, general and administrative expenses. For each period presented, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiary. With limited exceptions, years prior to 2009 are no longer open to federal, state and local examination by taxing authorities. As part of the Deere consolidated federal return audit, the Company is currently under audit for federal income tax years 2009 through 2013. The Company is also under audit by a number of state and local jurisdictions; however, no audit adjustments are anticipated that would result in a material change to the Company’s financial position.

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
The Company offers a financing plan to its customers through John Deere Financial, f.s.b. (“John Deere Financial”) a wholly-owned subsidiary of Deere. The Company pays John Deere Financial a fee related to the financing offered, which was approximately $0.3 million, $0.5 million and $0.3 million for the period from January 2, 2017 through July 26, 2017 and for the years ended January 1, 2017, and January 3, 2016, respectively.

In connection with the CD&R Acquisition, the Company entered into consulting agreements (the “Consulting Agreements”) with each of CD&R and Deere. CD&R and Deere each provided consulting services under the Consulting Agreements at an annual fee of approximately $1.3 million and $0.7 million plus expense reimbursement for a 10 year term or earlier termination if CD&R’s or Deere’s ownership, respectively, of the Company was reduced below 10%. On May 17, 2016, the Company entered into termination agreements with CD&R and Deere pursuant to which the Company paid CD&R and Deere an aggregate fee of approximately $7.5 million to terminate the Consulting Agreements in connection with the consummation of the IPO. See “Note 11. Redeemable Convertible Preferred Stock” for a discussion of dividends paid to the CD&R investor.
TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. As provided above, TruGreen is no longer a related party as a result of the consummation of the secondary offering on July 26, 2017. Net sales included in the Company’s Consolidated Statement of Operations with TruGreen were $4.3 million for the period from January 2, 2017 through July 26, 2017 and $3.9 million for the year ended January 1, 2017. Accounts receivable included in the Company’s consolidated balance sheets was $0.4 million as of January 1, 2017.

Note 10. Commitments and Contingencies
Litigation: From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of December 31, 2017 and January 1, 2017 and revenues, expenses, changes in equity, and cash flows for the years ended December 31, 2017, January 1, 2017, and January 3, 2016.
Environmental liability: As part of the sale of LESCO manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.8 million and $4.0 million as of December 31, 2017 and January 1, 2017, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company exposure to approximately $2.4 million. The Company has an indemnification asset against the liability as a result of these actions of $1.4 million and $1.6 million as of December 31, 2017 and January 1, 2017, respectively.
Letter of credit: As of December 31, 2017 and January 1, 2017, outstanding letters of credit were $4.5 million and $2.9 million respectively. There were no amounts drawn on the letters of credit for either period presented.
Purchase commitments: The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2021. The total future obligation was approximately $58.8 million as of December 31, 2017 with expected payments of approximately $33.1 million, $16.1 million, $8.9 million, $0.7 million and $0.0 million during the years ending December 2018, 2019, 2020, 2021 and 2022, respectively. The Company’s purchases were approximately $33.7 million, $28.1 million and $20.4 million for the years ended December 31, 2017, January 1, 2017 and January 3,

2016, respectively. In addition, the Company has entered into various service commitments and definitive agreements to acquire an entity or group of assets; of which, the maximum total future obligation was approximately $9.4 million as of December 31, 2017.
Operating leases: The Company leases buildings and equipment under certain non-cancelable operating leases that expire in various periods through December 2022. Rent expense under operating leases was approximately $48.2 million, $43.5 million and $37.3 million during the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. Certain leases have been subleased to third parties.
Approximate future minimum lease payments under non-cancelable operating leases, net of sublease income, are as follows (in millions):

	Gross lease payments	Sublease Income	Net lease payments
Fiscal year:
2018	$46.1	$(0.1)	$46.0
2019	38.9	(0.1)	38.8
2020	30.2	—	30.2
2021	23.5	—	23.5
2022	16.1	—	16.1
Thereafter	72.5	—	72.5
Total minimum lease payments	$227.3	$(0.2)	$227.1
During the past several years the Company has closed locations under operating leases. The remaining lease payments are accrued and included in accrued liabilities and other long-term liabilities. The aggregate reserve liability was approximately $0.3 million and $0.0 million at December 31, 2017 and January 1, 2017, respectively.

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
The below table summarizes the changes in the carrying value of the Redeemable Convertible Preferred Stock (in millions):

Balance as of January 3, 2016	$216.8
Shares converted to Common Stock	(216.8)
Balance as of January 1, 2017	—
Balance as of December 31, 2017	$—

Note 12. Net Sales by Product
Net Sales from external customers by product category were as follows:

	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017	For the year December 29, 2014 to January 3, 2016
Agronomic	$596.3	$567.9	$525.1
Irrigation and Outdoor Lighting	621.4	605.9	512.4
Landscape and other	408.0	283.9	233.3
Nursery	236.0	190.5	180.8
	$1,861.7	$1,648.2	$1,451.6
Agronomic Net sales include fertilizer and control product categories.

Note 13. Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Redeemable Convertible Preferred Stock had the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and was therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the years ended January 1, 2017 and January 3, 2016 did not allocate the loss available to common stockholders to the Redeemable Convertible Preferred Stock as those holders did not have a contractual obligation to share in net losses. In periods with income available to common stockholders, the Company would reduce income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the Redeemable Convertible Preferred Stock in accordance with its contractual rights. The Company reduced income available to common stockholders and increased loss attributable to common stockholders to reflect the cumulative dividend on the Company’s Redeemable Convertible Preferred Stock whether or not declared or paid during the period. Similarly, the Company reduced income available to common stockholders and increased loss attributable to common stockholders for any amortization of beneficial conversion features recorded during each period. See Note 11 for a detailed description of the terms of the Redeemable Convertible Preferred Stock.
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
The Company’s computation of diluted earnings (loss) per common share includes the effect of potential common stock, if dilutive. For the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the assumed exercises the Company’s employee stock options, RSUs and DSUs and the conversion of Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted loss per common share calculation:

	December 31, 2017	January 1, 2017	January 3, 2016
Weighted average potential common shares excluded because anti-dilutive
Redeemable Convertible Preferred Stock	—	9,202,870	23,876,230
Employee Stock Options	13,798	3,160,457	2,836,919

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 2,438,835, 0 and 0 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Note 14. Subsequent Events

On January 3, 2018, the Company acquired the assets and assumed the liabilities of Pete Rose, Inc. (“Pete Rose”) with one location in Richmond, Virginia. Pete Rose is a market leader in the distribution of natural stone and hardscape material to landscape professionals.

On February 12, 2018, the Company acquired the outstanding stock of Atlantic Irrigation Specialties, Inc. and the limited liability company interests of Atlantic Irrigation South, LLC (collectively, “Atlantic”) with 33 locations in 12 states within the Eastern U.S. and two provinces in Eastern Canada.  Atlantic is a leader in the distribution of irrigation, lighting, drainage, and landscaping equipment to green industry professionals.
The acquisitions are not material and not expected to have a significant impact on the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded Evergreen, Marshall Stone and Harmony Gardens from its annual report on internal control over financial reporting as of December 31, 2017. Evergreen, Marshall Stone and Harmony Gardens collectively represented less than 2% and 1% of the Company's consolidated total assets and consolidated net sales, respectively, as of and for the year ended December 31, 2017.
Our Independent Registered Public Accounting Firm has issued a report on the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc.  and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),  the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed  an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Evergreen, Marshall Stone and Harmony Gardens from its annual report on internal control over financial reporting as of December 31, 2017. Evergreen, Marshall Stone and Harmony Gardens collectively represented less than 2% and 1% of the Company's consolidated total assets and consolidated net sales, respectively, as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Evergreen, Marshall Stone, and Harmony Gardens.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.2
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

10.3
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

10.4
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

10.5
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

Exhibit Number	Description
10.6
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

10.7
Term Loan Credit Agreement, dated as of December 23, 2013, by and among CD&R Landscapes Merger Sub, Inc., CD&R Landscapers Merger Sub 2, Inc., lenders party thereto, ING Capital LLC, as administrative agent and collateral agent, UBS Securities LLC, as syndication agent, and the Co-Documentation Agents, Joint Leader Arrangers and Joint Bookrunners (each as defined herein) is incorporated by reference to Exhibit 10.14 to the Form S-1.

10.8
Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 13, 2014, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), other subsidiary borrowers and the several banks and other financial institutions from time to time party thereto, and ING Capital LLC, as administrative agent, is incorporated by reference to Exhibit 10.15 to the Form S-1.

10.9
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

10.10
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

10.10A
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

10.11
ABL Guarantee and Collateral Agreement, dated as of December 23, 2013, by and among SiteOne Landscape Supply Bidco, Inc. (f/k/a CD&R Landscapes Bidco, Inc.), SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as collateral agent, is incorporated by reference to Exhibit 10.17 to the Form S-1.

10.12
Term Loan Guarantee and Collateral Agreement, dated as of December 23, 2013, by and among SiteOne Landscape Supply Bidco, Inc. (f/k/a CD&R Landscapes Bidco, Inc.), SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and ING Capital LLC, as collateral agent, is incorporated by reference to Exhibit 10.18 to the Form S-1.

10.13†	Amended and Restated SiteOne Landscape Supply, Inc. Stock Incentive Plan is incorporated by reference to Exhibit 10.19 to the Form S-1.

10.14†	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.20 to the Form S-1.

10.15†	Form of Employee Stock Subscription Agreement, is incorporated by reference to Exhibit 10.21 to the Form S-1.

10.16†
Employment Agreement, dated as of April 21, 2014, by and among SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), SiteOne Landscape Supply, Inc. (f/k/a CD&R Landscapes Parent, Inc.) and Doug Black is incorporated by reference to Exhibit 10.22 to the Form S-1.

10.17†	Form of Director Indemnification Agreement between SiteOne Landscape Supply, Inc. and each of its directors, is incorporated by reference to Exhibit 10.25 to the Form S-1.

10.18†	SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.26 to the Form S-1.

Exhibit Number	Description
10.19
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Clayton, Dubilier & Rice, LLC, is incorporated by reference to Exhibit 10.12 to the Q1 2016 Form 10-Q.

10.20
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Deere & Company, is incorporated by reference to Exhibit 10.13 to the Q1 2016 Form 10-Q.

10.21
Registration Rights Waiver Agreement, dated as of October 7, 2015, by and among SiteOne Landscape Supply, Inc., CD&R Landscapes Holdings, L.P. and Deere & Company, is incorporated by reference to Exhibit 10.29 to the Form S-1.

10.22†	Form of Separation Benefit Agreement, is incorporated by reference to Exhibit 10.30 to the Form S-1.

10.23†	Form of Employee Offer Letter, is incorporated by reference to Exhibit 10.31 to the Form S-1.

10.24†	2016 Form of Employee Option Agreement, is incorporated by reference to Exhibit 10.32 to the Form S-1.

10.25†	2016 Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.33 to the Form S-1.

10.26†	2016 Form of Non-Employee Director Deferred Stock Unit Agreement, is incorporated by reference to Exhibit 10.34 to the Form S-1.

10.27†	Summary of Non-Employee Director Compensation Program, is incorporated by reference to Exhibit 10.35 to the Form S-1.

10.28†
Hiring Bonus Repayment Agreement, dated as of August 17, 2015, by and among SiteOne Landscape Supply (f/k/a John Deere Landscapes) and Briley Brisendine, is incorporated by reference to Exhibit 10.36 to the Form S-1.

10.29†	Executive Stock Ownership Policy, is incorporated by reference to Exhibit 10.37 to the Form S-1.

10.30†
Separation Benefit Agreement, dated as of May 27, 2016, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and Pascal Convers, is incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 of SiteOne Landscape Supply, Inc., Registration No. 333-214628 (the “November 2016 Form S-1”).

10.31†
Separation Benefit Agreement, dated as of May 27, 2016, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and John Guthrie, is incorporated by reference to Exhibit 10.39 to the November 2016 Form S-1.

10.32†
Separation Benefit Agreement, dated as of May 27, 2016, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and Joe Ketter, is incorporated by reference to Exhibit 10.40 to the November 2016 Form S-1.

10.33†
Separation Benefit Agreement, dated as of August 17, 2015, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and Briley Brisendine, is incorporated by reference to Exhibit 10.41 to the November 2016 Form S-1.

10.34†	Form of Employee Stock Option Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.42 to the November 2016 Form S-1.

10.35†	Form of Employee Restricted Stock Unit Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.43 to the November 2016 Form S-1.

10.36
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

10.37
Increase Supplement, dated as of November 23, 2016, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed November 23, 2016.

Exhibit Number	Description

10.38
Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), UBS AG, Stamford Branch, as administrative agent and collateral agent, and the several banks and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 24, 2017.

10.39
Omnibus Amendment, dated as of May 24, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), UBS AG, Stamford Branch, as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time, , is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 24, 2017.

10.40
Third Amendment to Amended and Restated Credit Agreement, dated as of December 12, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), UBS AG, Stamford Branch, as administrative agent and collateral agent, and the several banks and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed December 12, 2017.

10.41
Increase Supplement, dated as of December 12, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed December 12, 2017.

10.42†	SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.43†	Amendment to SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.44†
Summary of Non-Employee Director Compensation Program, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended July 2, 2017, file number 001-37760.

21.1*	List of Subsidiaries of SiteOne Landscape Supply, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 28, 2018	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2018	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 28, 2018	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 28, 2018	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 28, 2018	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 28, 2018	By:	/s/ Michael J. Grebe
			Name:	Michael J. Grebe
			Title:	Director

Date:	February 28, 2018	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 28, 2018	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 28, 2018	By:	/s/ Paul S. Pressler
			Name:	Paul S. Pressler
			Title:	Director

Date:	February 28, 2018	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	December 31, 2017	January 1, 2017
Assets
Investment in wholly owned subsidiary	$211.8	$147.0
Deferred tax asset (Note 3)	1.0	1.8
Total assets	$212.8	$148.8

Liabilities and Stockholders' Equity
Total liabilities	—	—

Stockholders' Equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 39,977,181 and 39,597,532 shares issued, and 39,956,270 and 39,576,621 shares outstanding at December 31, 2017 and January 1, 2017, respectively	0.4	0.4
Additional paid in capital	227.8	219.3
Accumulated deficit	(15.1)	(69.7)
Accumulated other comprehensive loss	$(0.3)	$(1.2)
Total stockholders' equity	212.8	148.8
Total liabilities and stockholders' equity	$212.8	$148.8

See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year	For the year	For the year
	January 2, 2017	January 4, 2016	December 29, 2014
	to December 31, 2017	to January 1, 2017	to January 3, 2016

Equity in net income of subsidiary	$54.6	$30.6	$28.9

Net income before taxes	54.6	30.6	28.9
Net income	$54.6	$30.6	$28.9

Other comprehensive income (loss), net of tax	0.9	—	(0.8)
Comprehensive income	$55.5	$30.6	$28.1
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year	For the year	For the year
	January 2, 2017	January 4, 2016	December 29, 2014
	to December 31, 2017	to January 1, 2017	to January 3, 2016
Cash Flows from Operating Activities:
Net income	$54.6	$30.6	$28.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(54.6)	(30.6)	(28.9)
Distribution from subsidiary	—	49.6	—
Net cash provided by operating activities	$—	$49.6	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	—	142.2	—
Net cash provided by investing activities	$—	$142.2	$—

Cash Flows from Financing Activities:
Special cash dividend	—	(176.0)	—
Other dividends paid	—	(13.0)	—
Other financing activities	—	(2.8)	—
Net cash used in financing activities	$—	$(191.8)	$—

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
See Notes to Condensed Financial Statements.

Notes to Condensed Parent Company Only Financial Statements

Note 1. Description of SiteOne Landscape Supply, Inc.
SiteOne Landscape Supply, Inc. (“Holdings” or the “Parent”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding” or “subsidiary”), which it acquired from Deere & Company on December 23, 2013 (the “Closing Date”) in exchange for its common stock initially representing 40% of the outstanding capital stock (on an as-converted basis). In addition, Holdings issued cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) to Clayton, Dubilier & Rice, LLC (“CD&R”) initially representing 60% of its remaining outstanding capital stock (on an as-converted basis) (both events collectively referred to herein as the “CD&R Acquisition”). On May 2, 2016, Holdings paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, in accordance with its right as a preferred stockholder. On the day prior to the closing of the initial public offering, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by Holdings of an additional 25,303,164 shares of common stock. On December 5, 2016, May 1, 2017 and July 26, 2017, Holdings completed secondary offerings of its common stock in which Deere and CD&R were the sole sellers. Following consummation of the secondary offering on July 26, 2017 , CD&R and Deere no longer have an ownership interest in Holdings. Holdings has no significant operations or assets other than its indirect ownership of the equity of Landscape Holding. Accordingly, the Holdings is dependent upon distributions from Landscape Holding to fund its obligations. However, under the terms of Landscape Holding’s credit agreements governing Landscape Holding’s ABL Facility and Term Loan Facility, Landscape Holding’s ability to pay dividends or lend to Holdings is restricted. Landscape Holding has no obligation to pay dividends to Holdings except to pay specified amounts to Holdings in order to fund the payment of Holdings’ tax obligations.
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
Note 3. Income Taxes
With respect to the CD&R Acquisition, $9.8 million of transaction expenses were recorded within the period ended December 29, 2013. Of the $9.8 million of transaction expenses, $3.7 million were not deductible for tax purposes, and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. During the years end December 31, 2017 and January 1, 2017, respectively, $0.4 million ($0.2 million tax-effected) and $0.4 million ($0.1 million tax-effected) has been amortized, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. As a result, the Company re-measured its deferred tax asset based on the rates at which this item is expected to reverse in the future, which is 21%. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate (provisional amount) of the effect on its existing deferred tax asset. The Company is still analyzing certain aspects of the 2017 Tax Act and refining its calculations, which potentially could affect the measurement of this balance or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax asset was an expense of $0.6 million. As of December 31, 2017, the deferred tax asset related to these transaction expenses has a balance of $1.0 million.