Form 10-Q
period 2018-04-01
SiteOne Landscape Supply, Inc.
filed 2018-05-02
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018
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

As of April 27, 2018, 40,198,529 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	April 1, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$31.7	$16.7
Accounts receivable, net of allowance for doubtful accounts of $5.8 and $4.7, respectively	233.0	219.9
Inventory, net	464.3	338.3
Income tax receivable	13.9	2.7
Prepaid expenses and other current assets	28.4	24.3
Total current assets	771.3	601.9

Property and equipment, net (Note 5)	79.2	75.5
Goodwill (Note 6)	122.2	106.5
Intangible assets, net (Note 6)	127.7	112.8
Other assets	18.2	14.0
Total assets	$1,118.6	$910.7

Liabilities and Equity
Current liabilities:
Accounts payable	$236.8	$124.1
Current portion of capital leases (Note 7)	5.1	4.9
Accrued compensation	27.8	40.1
Long term debt, current portion (Note 9)	3.5	3.5
Accrued liabilities	37.7	33.2
Total current liabilities	310.9	205.8

Other long-term liabilities	12.5	16.8
Capital leases, less current portion (Note 7)	8.9	6.8
Deferred tax liabilities	12.5	8.4
Long-term debt, less current portion (Note 9)	572.7	460.1
Total liabilities	917.5	697.9

Commitments and contingencies (Note 12)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 40,170,993 and 39,977,181 shares issued, and 40,150,082 and 39,956,270 shares outstanding at April 1, 2018 and December 31, 2017, respectively	0.4	0.4
Additional paid-in capital	230.8	227.8
Accumulated deficit	(30.8)	(15.1)
Accumulated other comprehensive income (loss)	0.7	(0.3)
Total equity	201.1	212.8
Total liabilities and equity	$1,118.6	$910.7

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	April 1, 2018	April 2, 2017

Net sales	$371.4	$335.0
Cost of goods sold	262.9	234.1
Gross profit	108.5	100.9

Selling, general and administrative expenses	131.7	113.7
Other income	2.6	0.9
Operating loss	(20.6)	(11.9)

Interest and other non-operating expenses, net	6.6	6.2
Net loss before taxes	(27.2)	(18.1)
Income tax benefit	(10.2)	(7.6)
Net loss	(17.0)	(10.5)

Net loss per common share:
Basic	$(0.43)	$(0.26)
Diluted	$(0.43)	$(0.26)
Weighted average number of common shares outstanding:
Basic	40,071,233	39,618,997
Diluted	40,071,233	39,618,997

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	April 1, 2018	April 2, 2017

Net loss	$(17.0)	$(10.5)
Foreign currency translation adjustments	(0.2)	0.1
Unrealized gains on interest rate swaps, net of taxes	1.2	—
Comprehensive loss	$(16.0)	$(10.4)

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash Flows from Operating Activities:
Net loss	$(17.0)	$(10.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4.8	4.0
Stock-based compensation	2.1	1.4
Amortization of software and intangible assets	6.9	5.8
Amortization of debt related costs	0.8	0.7
(Gain) loss on sale of equipment	(0.1)	0.1
Other	(1.3)	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(4.1)	(29.1)
Inventory	(109.3)	(87.1)
Income tax receivable	(9.7)	(7.5)
Prepaid expenses and other assets	(3.5)	(5.4)
Accounts payable	103.5	85.8
Accrued expenses and other liabilities	(13.9)	(12.9)
Net Cash Used In Operating Activities	$(40.8)	$(54.7)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2.0)	(2.8)
Purchases of intangible assets	(1.9)	—
Acquisitions, net of cash acquired	(51.6)	(56.2)
Proceeds from the sale of property and equipment	0.2	—
Net Cash Used In Investing Activities	$(55.3)	$(59.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	1.4	0.3
Repayments under term loan	(0.9)	(0.7)
Borrowings on asset-based credit facility	168.5	162.0
Repayments on asset-based credit facility	(55.8)	(47.2)
Payments on capital lease obligations	(1.7)	(1.1)
Other financing activities	(0.3)	—
Net Cash Provided By Financing Activities	$111.2	$113.3

Effect of exchange rate on cash	(0.1)	—
Net Change In Cash	15.0	(0.4)

Cash and cash equivalents:
Beginning	16.7	16.3
Ending	$31.7	$15.9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	5.8	5.4
Cash paid during the year for income taxes	0.1	0.4

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	3.2	1.2

See Notes to unaudited Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a supplier of fertilizer and control products, irrigation supplies, landscape accessories, nursery goods, hardscapes and outdoor lighting to green industry professionals. The Company currently has over 500 branches. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the spring and summer months.

Secondary Offerings

On April 25, 2017, the Company’s registration statement on Form S-1 (Registration No. 333-217327) relating to a secondary offering of its common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”).  On May 1, 2017, the Company completed this secondary offering at a price to the public of $47.50 per share. In connection with this secondary offering, certain of the Company’s stockholders sold an aggregate of 10,000,000 shares of common stock. The underwriters also exercised their option to purchase an additional 1,500,000 shares of common stock from the selling stockholders at the public offering price less the underwriting discounts and commissions. The selling stockholders received all of the net proceeds and bore all commissions and discounts from the sale of the Company’s common stock. The Company did not receive any proceeds from this secondary offering.

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

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with SEC for the fiscal year ended December 31, 2017. The interim period financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 30, 2018 and the fiscal year ended December 31, 2017 both include 52 weeks. The three months ended April 1, 2018 and April 2, 2017 both include 13 weeks.

Principles of Consolidation

The Company’s unaudited consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recently Issued and Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 when it became effective in the first quarter of fiscal year 2017 on a prospective basis and as such, the Company’s prior year presentation has not changed. The primary impact of the adoption was the recognition of excess tax benefits as a component of Income tax benefit on the Company’s Consolidated Statements of Operations. Historically, these amounts were recorded as Additional paid-in capital in Stockholders’ equity on the Company’s Consolidated Balance Sheets. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017. The Company now presents excess tax benefits or tax deficiencies within operating cash flows versus financing activities on the Consolidated Statements of Cash Flows.  Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding. Additionally, the Company elected to account for forfeitures of share-based payments as they occur and there was no material financial impact as a result. None of the other provisions in ASU 2016-09 had a material impact on the Company’s consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 when it became effective in the first quarter of fiscal year 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value. The Company adopted ASU 2017-04 in July 2017 with its annual goodwill impairment test. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge-accounting guidance in current U.S. GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 adds new disclosure requirements, amends existing ones and removes the requirement for entities to disclose amounts of hedge ineffectiveness. In addition, an entity must now provide tabular disclosures about (i) the total amounts reported in the statement of financial performance for each income and expense line item that is affected by fair value or cash flow hedging; (ii) the effects of hedging on those line items; and (iii) the carrying amounts and cumulative basis adjustments of items designated and qualifying as hedged items in fair value hedges. The Company adopted ASU 2017-12 in the third quarter of fiscal year 2017. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends existing revenue recognition standards and establishes a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company adopted ASU 2014-09 and related amendments in the first quarter of fiscal year 2018 using the modified retrospective transition method.

 The Company concluded that it has substantially similar performance obligations under the amended guidance as compared with deliverables and units of account previously recognized. Additionally, the Company made policy elections within the amended standard that are consistent with its current accounting. The adoption of ASU 2014-09 resulted in additional revenue recognition disclosures (refer to Note 2), and has an immaterial impact on the timing of revenue recognition related to its customer loyalty rewards program. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the Consolidated Balance Sheets as of January 1, 2018 for the adoption of ASU 2014-09 was as follows (in millions):

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Balance Sheets
Assets
Prepaid expenses and other current assets	$24.3	$2.4	$26.7

Liabilities
Accrued liabilities	33.2	0.6	33.8
Deferred tax liabilities	8.4	0.5	8.9

Equity
Accumulated deficit	(15.1)	1.3	(13.8)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets was as follows (in millions):

	April 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Statements of Operations
Net sales	$371.4	370.8	$0.6
Cost of goods sold	262.9	260.5	2.4
Income tax benefit	(10.2)	(9.7)	(0.5)
Net loss	(17.0)	(15.7)	(1.3)

	April 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Balance Sheets
Assets
Prepaid expenses and other current assets	$28.4	$28.0	$0.4

Liabilities
Deferred tax liabilities	12.5	12.0	0.5

Equity
Accumulated deficit	(30.8)	(30.7)	(0.1)
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to provide clarification on cash flow classification related to eight specific issues including debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination. The guidance in ASU 2016-15 required adoption using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which amends existing guidance to require entities to recognize income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 required adoption using a modified retrospective method. The Company adopted ASU 2016-16 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-16 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows. ASU 2016-18 required adoption using a retrospective transition method. The Company adopted ASU 2016-18 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. ASU 2017-01 required adoption on a prospective basis. The Company adopted ASU 2017-01 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification” (“ASU 2017-09”), which provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 when there are changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 required adoption on a prospective basis. The Company adopted ASU 2017-09 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which was effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118 (“SAB 118”).  The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) in the period of enactment.  SAB 118 allows disclosure that some or all of the income tax effects from the 2017 Tax Act are incomplete by the due date of the financial statements and requests entities provide a reasonable estimate if possible.  The Company has accounted for the tax effects of the 2017 Tax Act under the guidance of SAB 118, on a provisional basis.  The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of April 1, 2018 and December 31, 2017.

Accounting Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the guidance for recognition, measurement, presentation and disclosures of lease arrangements and establishes a new ASC Topic 842. The amended standard will require recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the right-of-use asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard requires the use of a modified retrospective transition approach which includes a number of optional practical expedients that entities may elect to apply and is effective for the Company commencing in the first quarter of fiscal year 2019. The Company is assessing the provisions of this amended guidance and (i) has formed an implementation work team; and is (ii) developing training for the various organizations that will be most affected; (iii) evaluating software solutions and changes to processes and controls and (iv) documenting and analyzing lease agreements subject to ASU 2016-02. The Company anticipates the adoption of this standard to result in a significant increase in lease-related assets and liabilities on the its Consolidated Balance Sheets. The impact on the Company’s Consolidated Statements of Operations is being evaluated. The impact of ASU 2016-02 is non-cash in nature and not anticipated to affect the Company's Consolidated Statements of Cash Flows.
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

In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”) which clarifies that land easements are within the scope of Topic 842 and provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and the transition requirements for the amendments in ASU 2018-01 are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The FASB is providing ongoing guidance on certain accounting and tax effects of the legislation in the 2017 Tax Act, which was enacted in December 2017. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company commencing in the first quarter of fiscal year 2019. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The Company recognizes revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. The Company also has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which the Company can sell their merchandise. The Company recognizes these agency sales on a net basis and records only the product margin as commission revenue within Net sales.
The following table presents Net sales from external customers disaggregated by product category:

	Three Months Ended
	April 1, 2018	April 2, 2017
Landscaping products(a)	$243.4	$215.0
Agronomic and other products(b)	128.0	120.0
	$371.4	$335.0
______________
(a) Landscaping products include irrigation, nursery, hardscapes, outdoor lighting and landscape accessories.
(b) Agronomic and other products include fertilizer, control product, ice melt, equipment and other products.

Remaining Performance Obligations
Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the outstanding points balance related to the customer loyalty reward program. The program allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third party retailers. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less.
As of April 1, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.5 million. The Company expects to recognize revenue on 100% of the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, deferred revenue and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

The Company often receives cash payments from customers in advance of the Company’s performance of the customer loyalty reward program resulting in contract liabilities. These contract liabilities are classified as current in the Company’s Consolidated Balance Sheets. As of April 1, 2018 and at the date of adoption of ASC 606, contract liabilities were $7.5 million and $7.3 million, respectively, and are included within accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the three months ended April 1, 2018 is primarily a result of cash payments received in advance of satisfying performance obligations, offset by $0.8 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption.
Contract liabilities are reported on the Company’s Consolidated Balance Sheets on a contract-by-contract basis.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for aggregate cash considerations of approximately $51.6 million and $56.6 million for the three months ended April 1, 2018 and April 2, 2017, respectively.

•
In March 2018, the Company acquired the assets and assumed the liabilities of the distribution locations of Village Nurseries Landscape Centers (“Village”). With three locations in Orange, Huntington Beach and Sacramento, California, Village is a market leader in wholesale nursery distribution.

•
In February 2018, the Company acquired the outstanding stock of Atlantic Irrigation Specialties, Inc. and the limited liability company interests of Atlantic Irrigation South, LLC (collectively, “Atlantic”) with 33 locations in 12 states within the Eastern U.S. and two provinces in Eastern Canada.  Atlantic is a market leader in the distribution of irrigation, lighting, drainage, and landscaping equipment to green industry professionals.

•
In January 2018, the Company acquired the assets and assumed the liabilities of Pete Rose, Inc. (“Pete Rose”) with one location in Richmond, Virginia. Pete Rose is a market leader in the distribution of natural stone and hardscape material to landscape professionals.

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

Note 4. Fair Value Measurement and Interest Rate Swaps
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
Interest Rate Swaps

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on its syndicated senior term loan facility. In June 2017, the Company entered into two forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The contracts are scheduled to become effective on March 11, 2019 and terminate on June 11, 2021. The following table provides additional details related to the swap contracts (in millions, except fixed interest rate):

						Fair Value of Hedge Assets
Derivatives accounted for as hedges	Inception Date	Notional Amount	Fixed Interest Rate	Type of Hedge	Balance Sheet Classification	April 1, 2018	December 31, 2017
Forward-starting interest rate swap 1	June 30, 2017	$58.0	2.1345%	Cash flow	Other assets	$0.8	$0.2
Forward-starting interest rate swap 2	June 30, 2017	$116.0	2.1510%	Cash flow	Other assets	$1.5	$0.4

For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. As of April 1, 2018, the fair value changes of the forward-starting interest rate swaps in the amount of $2.3 million was recorded in Other assets.

The Company will recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on its Consolidated Balance Sheets. As of April 1, 2018, the fair value changes of the forward-starting interest rate swaps, net of taxes, in the amount of $1.6 million was recorded in Accumulated other comprehensive income (loss). To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the three months ended April 1, 2018, there was no ineffectiveness recognized in earnings. The net amount of unrealized gain or loss on derivative instruments included in Accumulated other comprehensive income (loss) related to the forward-starting interest rate swap contracts maturing and expected to be realized during the next twelve months was zero as of April 1, 2018.
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

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	April 1, 2018	December 31, 2017
Land	$14.5	$14.5
Buildings and leasehold improvements:
Buildings	8.6	8.6
Leasehold improvements	17.3	17.0
Branch equipment	27.2	24.8
Office furniture and fixtures and vehicles:
Office furniture and fixtures	16.2	14.6
Vehicles	48.8	44.2
Tooling	0.1	0.1
Construction in process	1.1	3.0
Total property and equipment, gross	133.8	126.8
Less: accumulated depreciation	54.6	51.3
Total property and equipment, net	$79.2	$75.5

Depreciation expense was approximately $4.8 million for the three months ended April 1, 2018, and $4.0 million for the three months ended April 2, 2017.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill were as follows (in millions):

January 1, 2018
to April 1, 2018
Beginning balance	$106.5
Goodwill acquired	15.4
Goodwill adjusted	0.3
Ending balance	$122.2
Additions to goodwill during the three months ended April 1, 2018 related to the acquisitions of Pete Rose, Atlantic and Village (as described in Note 3).
Intangible Assets

During the three months ended April 1, 2018, the Company recorded $21.2 million of intangible assets which related to customer relationships, trademarks and other as a result of the Pete Rose, Atlantic and Village acquisitions (as described in Note 3).

The Company’s customer relationship intangible assets will be amortized over a weighted-average period of 20 years. Trademarks and other intangible assets will be amortized over a weighted-average period of six years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		April 1, 2018			December 31, 2017
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.6	$195.9	$75.9	$120.0	$178.5	$70.2	$108.3
Trademarks and other	3.5	11.5	3.8	7.7	7.7	3.2	4.5
Total intangibles		$207.4	$79.7	$127.7	$186.2	$73.4	$112.8

Amortization expense for intangible assets was approximately $6.3 million for the three months ended April 1, 2018, and $5.4 million for the three months ended April 2, 2017.

Total future amortization estimated as of April 1, 2018, is as follows (in millions):

Fiscal year ending:
2018 (remainder)	$19.1
2019	21.7
2020	17.3
2021	14.2
2022	11.6
Thereafter	43.8
Total future amortization	$127.7

Note 7.     Capital Leases

Capital leases, consisting of vehicle leases, included the following (in millions):

	April 1, 2018	December 31, 2017
Capital lease obligations with rates ranging from 2.0% to 4.7% with monthly payments of approximately $0.5 million maturing through April 2023	$14.0	$11.7
Less: current maturities	5.1	4.9
Total capital leases, less current portion	$8.9	$6.8

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $2.2 million for the three months ended April 1, 2018, and $1.9 million for the three months ended April 2, 2017.

Prior to the adoption of the Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”), as described below, the Company offered to key employees the ability to purchase common shares of the Company under a stock incentive plan (“Stock Incentive Plan”), which commenced in May 2014 as approved by the stockholders. Common stock options (“options”) were granted with the purchased shares at a predetermined number of options per purchased share. Prior to the public offering these shares were not transferrable except upon the employee’s death, repurchased at the option of the Company or with the Company’s consent.

The Company adopted the Omnibus Incentive Plan on April 28, 2016. Upon adoption of the Omnibus Incentive Plan, the Stock Incentive Plan terminated and no additional awards were made thereunder. However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. Awards under the Omnibus Incentive Plan may be made in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance units; stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. Any shares covered by an award, or any portion thereof, granted under the Omnibus Incentive Plan or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the Omnibus Incentive Plan will again be available for issuance.

During the three months ended April 1, 2018, the Company granted 280,300 options, 324 DSUs and 40,817 RSUs; in addition, 6,040 options and 646 RSUs were forfeited, and 7,595 RSUs were settled in common stock. The RSUs and options granted to employees vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately but settlement is deferred until termination of the director’s service on the board or until a change of control of the Company. Options and RSUs expire ten years after the date of grant. The compensation cost for options and RSUs is recognized on a straight-line basis over the requisite vesting period.

The fair value of each option award was estimated on the date of grant using the Black-Scholes options pricing model. The DSUs and RSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant.

The weighted-average grant-date fair value of options granted was $24.13 per option and 186,217 options have been exercised during the three months ended April 1, 2018.

The total stock option and DSU expense was $1.8 million for the three months ended April 1, 2018, and $1.3 million for the three months ended April 2, 2017. The unrecognized compensation cost from stock options and DSUs granted under the plan was $14.4 million as of April 1, 2018. The unrecognized stock option and DSU related compensation is expected to be recognized over a weighted–average period of approximately 2.95 years.

The total RSU expense was $0.3 million for the three months ended April 1, 2018, and $0.1 million for the three months ended April 2, 2017. The unrecognized compensation cost from RSUs granted under the plan was $4.7 million as of April 1, 2018. The unrecognized RSU related compensation is expected to be recognized over a weighted–average period of approximately 3.46 years.

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	April 1, 2018	December 31, 2017
ABL facility	$239.7	$127.0
Term loan facility	348.2	349.1
Total gross long-term debt	587.9	476.1
Less: unamortized debt issuance costs and discounts on debt	(11.7)	(12.5)
Total debt	$576.2	$463.6
Less: current portion	(3.5)	(3.5)
Total long-term debt	$572.7	$460.1

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, and the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. The final maturity date of the ABL Facility is October 20, 2020. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $80.9 million and $162.0 million as of April 1, 2018 and December 31, 2017, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On May 24, 2017, the Company entered into the Omnibus Amendment (the “Omnibus Amendment”) which amends, among other things, the ABL Credit Agreement, in order to, among other things, update certain provisions relating to secured cash management and hedging obligations.

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 3.63% to 5.50% and 3.25% to 3.32% as of April 1, 2018 and December 31, 2017, respectively. Additionally, the Borrowers paid a commitment fee of 0.250% and 0.250% on the unfunded amount as of April 1, 2018 and December 31, 2017, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of April 1, 2018, the Company is in compliance with these covenants.

Term Loan Facility
The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016 in the amount of $275.0 million, which was amended on November 23, 2016, May 24, 2017 and December 12, 2017 (the “Term Loan Facility”). The Term Loan Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Term Loan Facility has a first lien on Property and equipment, Intangibles, and equity interests of Landscape, and a second lien on ABL Facility assets. The final maturity date of the Term Loan Facility is April 29, 2022.
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

The Tranche D Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche D Term Loans are generally the same as the terms applicable to the Existing Term Loans. The interest rate on the outstanding balance was 4.63% at April 1, 2018.

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments and lines of business. The negative covenants are subject to the customary exceptions. As of April 1, 2018, the Company is in compliance with these covenants.
The Term Loan Facility is also subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow for the applicable fiscal year if the secured leverage ratio is equal to or greater than 3.00 to 1.00.
During the three months ended April 1, 2018, the Company incurred total interest expense of $6.6 million. Of this total, $5.7 million related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.8 million. The remaining $0.1 million interest expense primarily related to interest attributable to capital leases.

During the three months ended April 2, 2017, the Company incurred total interest expense of $6.2 million. Of this total, $5.4 million related to interest on the ABL Facility and Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.7 million. The remaining $0.1 million interest expense primarily related to interest attributable to capital leases.
Note 10. Income Taxes
On December 22, 2017, the 2017 Tax Act was enacted.  The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, and a Global Intangible Low-Taxed Income (“GILTI”) provision which requires U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.

As of December 31, 2017, the Company had not completed its accounting for the tax effects of the 2017 Tax Act. However, the Company made a reasonable estimate (provisional amount) of the effects on its existing deferred tax balances and one-time transition tax, and, as a result, recognized a provisional benefit of $3.2 million for the year ended December 31, 2017. As of April 1, 2018, the Company has not changed the provisional amount recognized in 2017. The Company has provisionally elected to account for GILTI tax in the period in which it is incurred, and therefore, has not provided any provisional deferred tax impacts of GILTI in its consolidated financial statements for the three months ended April 1, 2018. Finally, all amounts recognized with respect to the 2017 Tax Act are provisional for the three months ended April 1, 2018.

For 2018, the Company is subject to several provisions of the 2017 Tax Act including computations under GILTI, Foreign-Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”) and the interest expense limitation rules. The Company was able to reasonably evaluate the impact of each provision of the 2017 Tax Act on its effective tax rate for the three months ended April 1, 2018.  For its GILTI computation, the Company recorded a provisional estimate in the effective tax rate for the three months ended April 1, 2018.  For the FDII, BEAT and interest expense limitation computations, the Company has not recorded a provisional estimate in its effective tax rate for the three months ended April 1, 2018, because the Company does not expect that these provisions will apply in 2018.  The Company will continue to refine its provisional estimates for its computations of the GILTI, FDII, BEAT and interest expense limitation rules as it gathers additional information.

The Company’s effective tax rate was approximately 37.5% for the three months ended April 1, 2018 and 42.0% for the three months ended April 2, 2017. The change in the effective rate was due primarily to the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act, partially offset by an increase in the amount of excess tax benefits recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations.  The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended April 1, 2018 and April 2, 2017, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
Note 11. Related Party Transactions

In December 2013, CD&R Landscapes Holdings, L.P. (the “CD&R Investor”), an affiliate of Clayton Dubilier & Rice, LLC (“CD&R”), acquired a majority stake in the Company (the “CD&R Acquisition”). Prior to the CD&R Acquisition, Deere & Company (“Deere”) was the sole owner of the Company. Following consummation of the secondary offering on July 26, 2017 (as described in Note 1), CD&R and Deere no longer have an ownership interest in the Company. Transactions with customers and entities that were under the common ownership of CD&R and Deere through July 26, 2017 were considered related-party transactions and are discussed below.

The Company offers a financing plan to its customers through John Deere Financial, f.s.b. (“John Deere Financial”), a wholly-owned subsidiary of Deere. The Company paid John Deere Financial fees related to the financing offered of approximately $0.1 million for the three months ended April 2, 2017.

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. As provided above, TruGreen is no longer a related party as a result of the consummation of the secondary offering on July 26, 2017. Net sales included in the Company’s Consolidated Statement of Operations with TruGreen were $1.4 million for the three months ended April 2, 2017.
Note 12. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.8 million and $3.8 million as of April 1, 2018 and December 31, 2017, respectively. As part of the CD&R

Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.4 million and $1.4 million as of April 1, 2018 and December 31, 2017, respectively.
Letters of credit: As of April 1, 2018 and December 31, 2017, outstanding letters of credit were $4.5 million and $4.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 13. Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period.  The Company includes vested DSUs in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and RSUs. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. As discussed in Note 1, as a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding for the three months ended April 1, 2018 and April 2, 2017.

Stock options and RSUs with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

For the three months ended April 1, 2018 and April 2, 2017, the assumed exercises of a portion of the Company’s employee stock options, RSUs, DSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	For the three months ended
	April 1, 2018	April 2, 2017
Weighted average potential common shares excluded because anti-dilutive
Employee stock options, RSUs and DSUs	3,303,825	3,359,996

Note 14. Subsequent Events

On April 12, 2018, the Company acquired the assets and assumed the liabilities of Northwest Marble & Terrazzo Co. (“Terrazzo”) with two locations in Bellevue and Marysville, Washington. Terrazzo is market leader in the distribution of natural stone and hardscapes materials to landscape professionals.

The acquisition is not material and not expected to have a significant impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overview
SiteOne Landscape Supply, Inc. (collectively with all its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. We offer a comprehensive selection of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting and ice melt products. We also provide value-added consultative services to complement our product offering and to help our customers operate and grow their businesses.

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
Non-GAAP Organic Daily Sales. We define Organic Daily Sales as Organic Sales divided by the number of Selling Days in the relevant reporting period. We believe Organic Sales growth and Organic Daily Sales growth are useful measures for evaluating our performance as we may choose to open or close branches in any given market depending upon the needs of our customers or our strategic growth opportunities. See “Results of Operations- Quarterly Results of Operations Data” for a reconciliation of Organic Daily Sales to Net sales.
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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2017 fiscal year:

•
In March 2018, we acquired the assets and assumed the liabilities of the distribution locations of Village Nurseries Landscape Centers (“Village”). With three locations in Orange, Huntington Beach and Sacramento, California, Village is a market leader in wholesale nursery distribution.

•
In February 2018, we acquired the outstanding stock of Atlantic Irrigation Specialties, Inc. and the limited liability company interests of Atlantic Irrigation South, LLC (collectively, “Atlantic”) with 33 locations in 12 states within the Eastern U.S. and two provinces in Eastern Canada.  Atlantic is a market leader in the distribution of irrigation, lighting, drainage, and landscaping equipment to green industry professionals.

•
In January 2018, we acquired the assets and assumed the liabilities of Pete Rose, Inc. (“Pete Rose”) with one location in Richmond, Virginia. Pete Rose is a market leader in the distribution of natural stone and hardscape material to landscape professionals.

•
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

Volume-Based Pricing

We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms and their strategic positioning. We generally have annual supplier agreements, and while they typically do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding target purchase volumes. Our ability to earn these volume-based incentives is an important factor in our financial results. In limited cases, we have entered into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer and some nursery stock and grass seed, which may require us to purchase products in the future.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended April 1, 2018 and April 2, 2017.

(In millions)
Consolidated Statements of Operations

	Three Months Ended
	April 1, 2018		April 2, 2017
Net sales	$371.4	100.0%	$335.0	100.0%
Cost of goods sold	262.9	70.8%	234.1	69.9%
Gross profit	108.5	29.2%	100.9	30.1%
Selling, general and administrative expenses	131.7	35.5%	113.7	33.9%
Other income	2.6	0.7%	0.9	0.3%
Operating loss	(20.6)	(5.5)%	(11.9)	(3.6)%
Interest and other non-operating expenses, net	6.6	1.8%	6.2	1.9%
Income tax benefit	(10.2)	(2.7)%	(7.6)	(2.3)%
Net loss	$(17.0)	(4.6)%	$(10.5)	(3.1)%
Net sales
Net sales increased 11% to $371.4 million for the three months ended April 1, 2018 compared to $335.0 million for the three months ended April 2, 2017. Organic Daily Sales increased 3% in the first quarter of 2018. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting and landscape accessories) grew 4% in the first quarter of 2018 as the Company continued to benefit from strength in both repair and upgrade and construction end markets. Organic Daily Sales for agronomic products (fertilizer, control product, ice melt and equipment) increased 1% in the first quarter of 2018 driven primarily by stronger sales of ice melt partially offset by weaker sales of control products and fertilizer. Organic Daily Sales in most regions was negatively impacted by more snow, rain and colder temperatures in the first quarter of 2018 compared to the first quarter of 2017. Acquisitions contributed $27.9 million, or 8%, to the first quarter 2018 Net sales growth.
 Costs of goods sold
Cost of goods sold increased 12% to $262.9 million for the three months ended April 1, 2018 compared to $234.1 million for the three months ended April 2, 2017. The increase in Cost of goods sold for the first quarter of 2018 was primarily driven by Net sales growth, including acquisitions.
Gross profit and gross margin
Gross profit increased 8% to $108.5 million for the three months ended April 1, 2018 compared to $100.9 million for the three months ended April 2, 2017. Gross profit growth for the first quarter of 2018 was driven by the increase in Net sales growth, including acquisitions. Gross margin decreased 90 basis points to 29.2% for the first quarter of 2018 compared to 30.1% for the same period of 2017 due to the rollout of the new distribution centers and the adoption of the new revenue standard which impacted the timing of revenue and expense recognition for our customer loyalty rewards program.
Selling, general and administrative expenses (operating expenses)
Operating expenses increased 16% to $131.7 million for the three months ended April 1, 2018 compared to $113.7 million for the three months ended April 2, 2017. The increase in the first three months of 2018 primarily reflected additional staff and operating expenses to support our growth both organically and through acquisitions. Operating expenses expressed as a percentage of Net sales increased to 35.5% for the three months ended April 1, 2018 compared to 33.9% for the three months ended April 2, 2017. The increase in operating expenses as a percentage of Net sales reflected increases in staff and other operating expenses to support our growth combined with the lower sales volumes due to the seasonality of our business. Depreciation and amortization expense increased $1.9 million to $11.7 million for the three months ended April 1, 2018 compared to $9.8 million for three months ended April 2, 2017. The increase in depreciation and amortization in the first quarter of 2018 was primarily caused by our acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses increased $0.4 million to $6.6 million for the three months ended April 1, 2018 from $6.2 million for the three months ended April 2, 2017. The increase in interest expense for the first quarter of 2018 reflected higher debt levels in the first quarter of 2018 compared to 2017.
Income tax (benefit) expense
Income tax benefit was $10.2 million for the three months ended April 1, 2018 compared to $7.6 million for the three months ended April 2, 2017.  The effective tax rate was 37.5% for the three months ended April 1, 2018 compared to 42.0% for the three months ended April 2, 2017.  The change in the effective rate was due primarily to the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act, partially offset by an increase in the amount of excess tax benefits recognized as a component of Income tax benefit in our Consolidated Statements of Operations.

Net income (loss)
Net loss increased $6.5 million to $17.0 million for the three months ended April 1, 2018 compared to $10.5 million for the three months ended April 2, 2017. The increase in Net loss for the first quarter of 2018 was primarily attributable to seasonality of the business as well as continued investments in the Company.

Quarterly Results of Operations Data
The following tables set forth our net sales, cost of goods sold, gross profit, selling, general and administrative expenses, net income (loss) and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss)) for each of the most recent eight quarters in fiscal years 2018, 2017 and 2016. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions)
	2018	2017				2016
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2

Net sales	$371.4	$415.7	$502.4	$608.6	$335.0	$361.8	$444.5	$513.4
Cost of goods sold	262.9	283.8	342.1	406.2	234.1	250.0	306.1	344.9
Gross profit	108.5	131.9	160.3	202.4	100.9	111.8	138.4	168.5
Selling, general and administrative expenses	131.7	133.8	128.1	126.6	113.7	116.2	107.7	118.0
Other income	2.6	0.7	1.6	1.3	0.9	1.4	1.2	1.0
Operating income (loss)	(20.6)	(1.2)	33.8	77.1	(11.9)	(3.0)	31.9	51.5
Interest and other non-operating expenses	6.6	6.2	6.2	6.6	6.2	6.7	6.3	6.5
Income tax (benefit) expense	(10.2)	(11.4)	10.7	26.3	(7.6)	(4.1)	10.7	18.1
Net income (loss)	$(17.0)	$4.0	$16.9	$44.2	$(10.5)	$(5.6)	$14.9	$26.9
Net income (loss) per common share:
Basic	$(0.43)	$0.10	$0.42	$1.11	$(0.26)	$(0.14)	$0.38	$(3.18)
Diluted	$(0.43)	$0.09	$0.41	$1.07	$(0.26)	$(0.14)	$0.36	$(3.18)
Adjusted EBITDA(1)	$(5.1)	$15.3	$48.4	$92.3	$1.2	$11.2	$43.7	$74.9
Net sales as a percentage of annual net sales		22.3%	27.0%	32.7%	18.0%	22.0%	27.0%	31.1%
Gross profit as a percentage of annual gross profit		22.2%	26.9%	34.0%	16.9%	21.7%	26.8%	32.7%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		9.7%	30.8%	58.7%	0.8%	8.3%	32.5%	55.8%
_____________________________________

(1)
In addition to our net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this report to evaluate the operating performance and efficiency of the Company’s business. EBITDA represents our Net income (loss) plus the sum of Income tax (benefit), Depreciation and amortization and Interest expense, net of interest income. Adjusted EBITDA is further adjusted for stock-based compensation expense, related party advisory fees, loss (gain) on sale of assets, other non-cash items, and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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

(In millions)
	2018	2017				2016
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Net income (loss)	$(17.0)	$4.0	$16.9	$44.2	$(10.5)	$(5.6)	$14.9	$26.9
Income tax (benefit) expense	(10.2)	(11.4)	10.7	26.3	(7.6)	(4.1)	10.7	18.1
Interest expense, net	6.6	6.2	6.2	6.6	6.2	6.7	6.3	6.5
Depreciation and amortization	11.7	11.4	11.1	10.8	9.8	9.6	9.7	9.1
EBITDA	(8.9)	10.2	44.9	87.9	(2.1)	6.6	41.6	60.6
Stock-based compensation(a)	2.1	1.4	1.5	1.6	1.4	1.3	1.1	2.2
(Gain) loss on sale of assets(b)	(0.1)	0.4	—	0.1	0.1	0.1	—	—
Advisory fees(c)	—	—	—	—	—	—	—	8.0
Financing fees(d)	—	0.2	0.4	1.1	—	1.1	0.4	3.1
Rebranding, acquisitions and other adjustments(e)	1.8	3.1	1.6	1.6	1.8	2.1	0.6	1.0
Adjusted EBITDA(f)	$(5.1)	$15.3	$48.4	$92.3	$1.2	$11.2	$43.7	$74.9
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

(c)
Represents fees paid to CD&R and Deere for consulting services. In connection with our initial public offering (the “IPO”), we entered into termination agreements with CD&R and Deere pursuant to which the parties agreed to terminate the Consulting Agreements.

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

(f)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days)
	2018	2017
	Qtr 1	Qtr 1
Net sales	$371.4	$335.0
Organic Sales	337.9	329.4
Acquisition contribution(a)	33.5	5.6
Selling Days	64	64
Organic Daily Sales	$5.3	$5.1
_____________________________________

(a)	Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2018 fiscal year.

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
Our borrowing base capacity under the ABL Facility was $80.9 million as of April 1, 2018, after giving effect to approximately $239.7 million of revolving credit loans under the ABL Facility, an increase of $112.7 million from $127.0 million of revolving credit loans as of December 31, 2017. As of April 1, 2018, we had total cash and cash equivalents of $31.7 million, total debt of $587.9 million and capital leases of $14.0 million.
Working capital was $460.4 million as of April 1, 2018, an increase of $64.3 million as compared to $396.1 million as of December 31, 2017. The increase in working capital was primarily attributable to seasonality of our business and growth in inventory and receivables from acquisitions.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Three Months Ended
	April 1, 2018	April 2, 2017
Net cash (used in) provided by:
Operating activities	$(40.8)	$(54.7)
Investing activities	$(55.3)	$(59.0)
Financing activities	$111.2	$113.3
Cash flow (used in) provided by operating activities

Net cash used in operating activities for the three months ended April 1, 2018 was $40.8 million compared to cash used of $54.7 million for the three months ended April 2, 2017. Net cash used in operating activities during the first quarter of 2018 was lower than the first quarter of 2017 primarily due to increased collections of accounts receivables partially offset by an increase in inventory net of accounts payable related to spring purchases and the roll out of the new distribution centers.

Cash flow used in investing activities

Net cash used in investing activities was $55.3 million for the three months ended April 1, 2018 compared to $59.0 million for the three months ended April 2, 2017. The decrease reflected less investment in acquisitions during the first quarter of 2018 compared to the same period of 2017. Capital expenditures were $2.0 million for the first quarter of 2018, compared to $2.8 million for the first quarter of 2017 due to less investment in information technology.
Cash flow provided by financing activities
Net cash provided by financing activities was $111.2 million for the three months ended April 1, 2018 compared to cash provided of $113.3 million for the three months ended April 2, 2017. The decrease reflects less cash required for operating activities and investments.

External Financing
Term Loan Facility
Landscape Holding and Landscape (collectively, the “Term Loan Borrower”) are parties to the Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Term Loan Credit Agreement”) dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017 and December 12, 2017, providing for a senior secured term loan facility (the “Term Loan Facility”), with UBS AG, Stamford Branch as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto.
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

The Tranche D Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche D Term Loans are generally the same as the terms applicable to the Existing Term Loans. The interest rate on the outstanding balance was 4.63% at April 1, 2018.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 3.63% to 5.50% and 3.25% to 3.32% as of April 1, 2018 and December 31, 2017, respectively. Additionally, the Borrowers paid a commitment fee of 0.250% and 0.250% on the unfunded amount as of April 1, 2018 and December 31, 2017, respectively. The ABL Facility matures on October 20, 2020.
The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants requiring minimum financial ratios, and additional borrowings may be limited by these financial ratios. The ABL Facility is also subject to other covenants and events of default. There are no financial covenants included in the ABL Credit Agreement, other than a springing minimum fixed charge coverage ratio of at least 1.00 to 1.00, which is tested only when specified availability is less than 10% of the lesser of (x) the then applicable borrowing base and (y) the then aggregate effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 30 consecutive calendar days. Failure to comply with the covenants and other provisions included in the ABL Credit Agreement could result in an event of default under the ABL Facility. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable, enforce their interest in collateral pledged under the agreement or restrict the borrowers’ ability to obtain additional borrowings thereunder.
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

Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of April 1, 2018, resulting from the changes in our long term debt. The changes during the three months ended April 1, 2018 were primarily the result of increased borrowing under the ABL Facility and higher interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$587.9	$3.5	$246.7	$337.7	$—
Interest on long term debt(2)	91.2	25.8	47.4	18.0	—
___________________________________

(1)
For additional information see “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $11.7 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of April 1, 2018. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of April 1, 2018. See “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided on our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. In addition, no significant change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Form of Employee Stock Option Agreement

10.2#	Form of Employee Restricted Stock Unit Agreement

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

____________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	May 2, 2018	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)