Form 10-Q
period 2018-07-01
SiteOne Landscape Supply, Inc.
filed 2018-08-01
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018
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

As of July 27, 2018, 40,530,736 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	July 1, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$17.1	$16.7
Accounts receivable, net of allowance for doubtful accounts of $5.6 and $4.7, respectively	325.8	219.9
Inventory, net	447.5	338.3
Income tax receivable	1.3	2.7
Prepaid expenses and other current assets	31.0	24.3
Total current assets	822.7	601.9

Property and equipment, net (Note 5)	82.5	75.5
Goodwill (Note 6)	125.5	106.5
Intangible assets, net (Note 6)	131.8	112.8
Other assets	18.5	14.0
Total assets	$1,181.0	$910.7

Liabilities and Equity
Current liabilities:
Accounts payable	$215.4	$124.1
Current portion of capital leases (Note 7)	5.8	4.9
Accrued compensation	35.0	40.1
Long term debt, current portion (Note 9)	3.5	3.5
Accrued liabilities	46.4	33.2
Total current liabilities	306.1	205.8

Other long-term liabilities	13.6	16.8
Capital leases, less current portion (Note 7)	8.9	6.8
Deferred tax liabilities	13.4	8.4
Long-term debt, less current portion (Note 9)	569.6	460.1
Total liabilities	911.6	697.9

Commitments and contingencies (Note 12)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 40,512,209 and 39,977,181 shares issued, and 40,491,298 and 39,956,270 shares outstanding at July1, 2018 and December 31, 2017, respectively	0.4	0.4
Additional paid-in capital	235.6	227.8
Retained earnings (accumulated deficit)	32.3	(15.1)
Accumulated other comprehensive income (loss)	1.1	(0.3)
Total equity	269.4	212.8
Total liabilities and equity	$1,181.0	$910.7

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Net sales	$687.8	$608.6	$1,059.2	$943.6
Cost of goods sold	457.9	406.2	720.8	640.3
Gross profit	229.9	202.4	338.4	303.3

Selling, general and administrative expenses	145.2	126.6	276.9	240.3
Other income	1.1	1.3	3.7	2.2
Operating income	85.8	77.1	65.2	65.2

Interest and other non-operating expenses, net	8.0	6.6	14.6	12.8
Net income before taxes	77.8	70.5	50.6	52.4
Income tax expense	14.7	26.3	4.5	18.7
Net income	63.1	44.2	46.1	33.7

Net income per common share:
Basic	$1.56	$1.11	$1.15	$0.85
Diluted	$1.48	$1.07	$1.08	$0.82
Weighted average number of common shares outstanding:
Basic	40,347,185	39,741,610	40,209,209	39,680,303
Diluted	42,642,893	41,325,296	42,601,705	41,185,882

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Net income	$63.1	$44.2	$46.1	$33.7
Foreign currency translation adjustments	(0.1)	0.2	(0.3)	0.3
Unrealized gains on interest rate swaps, net of taxes	0.5	—	1.7	—
Comprehensive income	$63.5	$44.4	$47.5	$34.0

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash Flows from Operating Activities:
Net income	$46.1	$33.7
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10.0	8.2
Stock-based compensation	4.2	3.0
Amortization of software and intangible assets	14.2	12.4
Amortization of debt related costs	1.6	1.5
Loss on extinguishment of debt	—	0.1
Loss on sale of equipment	—	0.2
Other	(1.0)	(0.1)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(95.3)	(82.5)
Inventory	(88.9)	(89.2)
Income tax receivable	2.6	1.7
Prepaid expenses and other assets	(6.0)	(10.2)
Accounts payable	81.6	78.1
Income tax payable	—	15.0
Accrued expenses and other liabilities	2.5	(3.6)
Net Cash Used In Operating Activities	$(28.4)	$(31.7)

Cash Flows from Investing Activities:
Purchases of property and equipment	(8.0)	(5.7)
Purchases of intangible assets	(3.0)	—
Acquisitions, net of cash acquired	(67.3)	(59.6)
Proceeds from the sale of property and equipment	0.2	0.2
Net Cash Used In Investing Activities	$(78.1)	$(65.1)

Cash Flows from Financing Activities:
Equity proceeds from common stock	3.9	1.0
Borrowings under term loan	—	299.5
Repayments under term loan	(1.7)	(298.6)
Borrowings on asset-based credit facility	242.9	222.8
Repayments on asset-based credit facility	(133.3)	(120.7)
Debt issuance costs paid	—	(1.0)
Payments on capital lease obligations	(3.0)	(2.3)
Other financing activities	(1.8)	(0.1)
Net Cash Provided By Financing Activities	$107.0	$100.6

Effect of exchange rate on cash	(0.1)	0.1
Net Change In Cash	0.4	3.9

Cash and cash equivalents:

Beginning	16.7	16.3
Ending	$17.1	$20.2

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	12.7	12.6
Cash paid during the year for income taxes	1.5	2.5

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	4.7	3.2

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a supplier of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting and ice melt products to green industry professionals. The Company currently has over 520 branches. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the spring and summer months.

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

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with SEC for the fiscal year ended December 31, 2017. The interim period financial results for the three and six-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 30, 2018 and the fiscal year ended December 31, 2017 both include 52 weeks. The three months ended July 1, 2018 and July 2, 2017 both include 13 weeks. The six months ended July 1, 2018 and July 2, 2017 both include 26 weeks.

Principles of Consolidation

The Company’s unaudited consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge-accounting guidance in current U.S. GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 adds new disclosure requirements, amends existing disclosure requirements and removes the requirement for entities to disclose amounts of hedge ineffectiveness. In addition, an entity must now provide tabular disclosures about (i) the total amounts reported in the statement of financial performance for each income and expense line item that is affected by fair value or cash flow hedging, (ii) the effects of hedging on those line items and (iii) the carrying amounts and cumulative basis adjustments of items designated and qualifying as hedged items in fair value hedges. The Company adopted ASU 2017-12 in the third quarter of fiscal year 2017. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets was as follows (in millions):

	Three Months Ended
	July 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Statements of Operations
Net sales	$687.8	$688.1	$(0.3)
Cost of goods sold	457.9	459.2	(1.3)
Income tax expense	14.7	14.4	0.3
Net income	63.1	62.4	0.7

	Six Months Ended
	July 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Statements of Operations
Net sales	$1,059.2	$1,058.9	$0.3
Cost of goods sold	720.8	719.7	1.1
Income tax expense	4.5	4.7	(0.2)
Net income	46.1	46.7	(0.6)

	July 1, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Balance Sheets
Assets
Prepaid expenses and other current assets	$31.0	$29.5	$1.5

Liabilities
Accrued liabilities	46.4	46.1	0.3
Deferred tax liabilities	13.4	12.9	0.5

Equity
Retained earnings	32.3	31.6	0.7
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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which was effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118 (“SAB 118”).  The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) in the period of enactment.  SAB 118 allows disclosure that some or all of the income tax effects from the 2017 Tax Act are incomplete by the due date of the financial statements and requests entities provide a reasonable estimate if possible.  The Company has accounted for the tax effects of the 2017 Tax Act under the guidance of SAB 118, on a provisional basis.  The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of July 1, 2018 and December 31, 2017.

Accounting Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the guidance for recognition, measurement, presentation and disclosures of lease arrangements and establishes a new ASC Topic 842. The amended standard will require recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the right-of-use asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard requires the use of a modified retrospective transition approach which includes a number of optional practical expedients that entities may elect to apply and is effective for the Company commencing in the first quarter of fiscal year 2019. The Company is assessing the provisions of this amended guidance and (i) has formed an implementation work team, (ii) is developing training for the various organizations that will be most affected, (iii) is evaluating software solutions and changes to processes and controls and (iv) is documenting and analyzing lease agreements subject to ASU 2016-02. The Company anticipates the adoption of this standard to result in a significant increase in lease-related assets and liabilities on the its Consolidated Balance Sheets. The impact on the Company’s Consolidated Statements of Operations is being evaluated. The impact of ASU 2016-02 is non-cash in nature and not anticipated to affect the Company's Consolidated Statements of Cash Flows.
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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”) which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 will be effective for the Company commencing in the first quarter of fiscal year 2019. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately, while others provide for a transition period and will be effective for the Company commencing in the first quarter of fiscal year 2019. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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
The following table presents Net sales from external customers disaggregated by product category:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Landscaping products(a)	$488.9	$426.9	$732.3	$641.9
Agronomic and other products(b)	198.9	181.7	326.9	301.7
	$687.8	$608.6	$1,059.2	$943.6
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
As of July 1, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $8.7 million. The Company expects to recognize revenue on 100% of the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, deferred revenue and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

The Company often receives cash payments from customers in advance of the Company’s performance of the customer loyalty reward program resulting in contract liabilities. These contract liabilities are classified as current in the Company’s Consolidated Balance Sheets. As of July 1, 2018 and at the date of adoption of ASC 606, contract liabilities were $8.7 million and $7.3 million, respectively, and are included within accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the six months ended July 1, 2018 is primarily a result of cash payments received in advance of satisfying performance obligations, offset by $1.7 million of revenue recognized during the period.

Contract liabilities are reported on the Company’s Consolidated Balance Sheets on a contract-by-contract basis.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for aggregate purchase price of approximately $67.5 million and $59.9 million and deferred contingent consideration of $2.1 million and $4.7 million for the six months ended July 1, 2018 and July 2, 2017, respectively.

•
In June 2018, the Company acquired the assets and assumed the liabilities of Southwood Valley Turf II, Ltd, d/b/a All American Stone and Turf (“All American”). With one location in College Station, Texas, All American is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals in East Texas.

•
In June 2018, the Company acquired the outstanding stock of Auto-Rain Supply Inc. (“Auto-Rain”). With five locations in Washington and Idaho, Auto-Rain is a market leader in the distribution of irrigation and related products to landscape professionals.

•
In May 2018, the Company acquired the assets and assumed the liabilities of Landscaper’s Choice Wholesale Nursery and Supply (“Landscaper’s Choice”). With two locations in Naples and Bonita Springs, Florida, Landscaper’s Choice is a market leader in wholesale nursery distribution.

•
In April 2018, the Company acquired the assets and assumed the liabilities of Northwest Marble & Terrazzo Co. (“Terrazzo”). With two locations in Bellevue and Marysville, Washington, Terrazzo is a market leader in the distribution of natural stone and hardscapes material to landscape professionals.

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

•
In January 2018, the Company acquired the assets and assumed the liabilities of Pete Rose, Inc. (“Pete Rose”) with one location in Richmond, Virginia. Pete Rose is a market leader in the distribution of natural stone and hardscapes material to landscape professionals.

•
In May 2017, the Company acquired the assets and assumed the liabilities of Evergreen Partners of Raleigh, LLC, Evergreen Partners of Myrtle Beach, LLC, and Evergreen Logistics, LLC (collectively, “Evergreen”). With two locations in Raleigh, North Carolina and Myrtle Beach, South Carolina, Evergreen is a market leader in the distribution of nursery supplies to landscape professionals.

•
In March 2017, the Company acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. and Angelo’s Wholesale Supplies, Inc. (collectively, “Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscapes and landscape supply distributor and has been a market leader since 1984.

•
In March 2017, the Company acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and its subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a market leader in the distribution of hardscapes, natural stone and related products to landscape professionals.

•
In February 2017, the Company acquired the assets and assumed the liabilities of Stone Forest Materials, LLC (“Stone Forest”) with one location in Kennesaw, Georgia. Stone Forest is a market leader in the distribution of hardscapes products to landscape professionals.

•
In January 2017, the Company acquired the assets and assumed the liabilities of Aspen Valley Landscape Supply, Inc. (“Aspen Valley”) with three locations. Headquartered in Homer Glen, Illinois, Aspen Valley is a market leader in the distribution of hardscapes and landscape supplies in the Chicago Metropolitan Area.

These transactions were accounted for by the acquisition method, and accordingly, the results of operations are included in the Company’s consolidated financial statements from their respective acquisition dates.

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

						Fair Value of Hedge Assets
Derivatives accounted for as hedges	Inception Date	Notional Amount	Fixed Interest Rate	Type of Hedge	Balance Sheet Classification	July 1, 2018	December 31, 2017
Forward-starting interest rate swap 1	June 30, 2017	$58.0	2.1345%	Cash flow	Prepaid expenses and other current assets	$0.1	$—
					Other assets	0.9	0.2
Forward-starting interest rate swap 2	June 30, 2017	$116.0	2.1510%	Cash flow	Prepaid expenses and other current assets	0.2	—
					Other assets	1.8	0.4

For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. As of July 1, 2018, the fair value changes of the forward-starting interest rate swaps in the amount of $3.0 million was recorded in Prepaid expenses and other current assets and Other assets.

The Company will recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on its Consolidated Balance Sheets. As of July 1, 2018, the fair value changes of the forward-starting interest rate swaps, net of taxes, in the amount of $2.1 million was recorded in Accumulated other comprehensive income (loss). To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the three and six months ended July 1, 2018, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in Accumulated other comprehensive income related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $0.2 million as of July 1, 2018. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

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

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	July 1, 2018	December 31, 2017
Land	$14.5	$14.5
Buildings and leasehold improvements:
Buildings	8.6	8.6
Leasehold improvements	17.9	17.0
Branch equipment	29.9	24.8
Office furniture and fixtures and vehicles:
Office furniture and fixtures	16.8	14.6
Vehicles	51.2	44.2
Tooling	0.1	0.1
Construction in progress	2.6	3.0
Total property and equipment, gross	141.6	126.8
Less: accumulated depreciation	59.1	51.3
Total property and equipment, net	$82.5	$75.5

Depreciation expense was approximately $5.2 million and $10.0 million for the three and six months ended July 1, 2018, and $4.2 million and $8.2 million for the three and six months ended July 2, 2017, respectively.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

Changes in the carrying amount of goodwill were as follows (in millions):

January 1, 2018
to July 1, 2018
Beginning balance	$106.5
Goodwill acquired	18.8
Goodwill adjusted	0.2
Ending balance	$125.5
Additions to goodwill during the six months ended July 1, 2018 related to the acquisitions completed in 2018 as described in Note 3.
Intangible Assets

During the six months ended July 1, 2018, the Company recorded $32.1 million of intangible assets which related to customer relationships, trademarks and other as a result of the acquisitions completed in 2018 as described in Note 3.

The Company’s customer relationship intangible assets will be amortized over a weighted-average useful life of 20 years. Trademarks and other intangible assets will be amortized over a weighted-average useful life of six years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		July 1, 2018			December 31, 2017
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.4	$205.6	$81.8	$123.8	$178.5	$70.2	$108.3
Trademarks and other	3.5	12.7	4.7	8.0	7.7	3.2	4.5
Total intangibles		$218.3	$86.5	$131.8	$186.2	$73.4	$112.8

Amortization expense for intangible assets was approximately $6.8 million and $13.1 million for the three and six months ended July 1, 2018, and $6.2 million and $11.6 million for the three and six months ended July 2, 2017, respectively.

Total future amortization estimated as of July 1, 2018, is as follows (in millions):

Fiscal year ending:
2018 (remainder)	$13.6
2019	23.6
2020	18.9
2021	15.5
2022	12.6
Thereafter	47.6
Total future amortization	$131.8

Note 7.     Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions):

	July 1, 2018	December 31, 2017
Capital lease obligations with rates ranging from 2.0% to 5.6% with monthly payments of approximately $0.5 million maturing through April 2023	$14.7	$11.7
Less: current maturities	5.8	4.9
Total capital leases, less current portion	$8.9	$6.8

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $1.7 million and $3.9 million for the three and six months ended July 1, 2018, and $1.6 million and $3.5 million for the three and six months ended July 2, 2017, respectively.

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

During the six months ended July 1, 2018, the Company granted 283,407 options, 7,407 DSUs and 41,508 RSUs; in addition, 24,912 options and 1,193 RSUs were forfeited, and 10,681 RSUs and 7,529 DSUs were settled in common stock. The RSUs and options granted to employees vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately but settlement is deferred until termination of the director’s service on the board or until a change of control of the Company. Options and RSUs expire ten years after the date of grant. The compensation cost for options and RSUs is recognized on a straight-line basis over the requisite vesting period.

The fair value of each option award was estimated on the date of grant using the Black-Scholes options pricing model. The DSUs and RSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant.

The weighted-average grant-date fair value of options granted was $24.15 per option and 516,818 options have been exercised during the six months ended July 1, 2018.

The total stock option and DSU expense was $1.8 million and $3.6 million for the three and six months ended July 1, 2018, and $1.4 million and $2.7 million for the three and six months ended July 2, 2017, respectively. The unrecognized compensation cost from stock options and DSUs granted under the plan was $12.9 million as of July 1, 2018. The unrecognized stock option and DSU related compensation is expected to be recognized over a weighted–average period of approximately 2.78 years.

The total RSU expense was $0.3 million and $0.6 million for the three and six months ended July 1, 2018, and $0.2 million and $0.3 million for the three and six months ended July 2, 2017, respectively. The unrecognized compensation cost from RSUs granted under the plan was $4.4 million as of July 1, 2018. The unrecognized RSU related compensation is expected to be recognized over a weighted–average period of approximately 3.23 years.

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	July 1, 2018	December 31, 2017
ABL facility	$236.6	$127.0
Term loan facility	347.4	349.1
Total gross long-term debt	584.0	476.1
Less: unamortized debt issuance costs and discounts on debt	(10.9)	(12.5)
Total debt	$573.1	$463.6
Less: current portion	(3.5)	(3.5)
Total long-term debt	$569.6	$460.1

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, and the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. The final maturity date of the ABL Facility is October 20, 2020. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $84.0 million and $162.0 million as of July 1, 2018 and December 31, 2017, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On May 24, 2017, the Company entered into the Omnibus Amendment (the “Omnibus Amendment”) which amends, among other things, the ABL Credit Agreement, in order to, among other things, update certain provisions relating to secured cash management and hedging obligations.

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 3.85% to 5.75% and 3.25% to 3.32% as of July 1, 2018 and December 31, 2017, respectively. Additionally, the Borrowers paid a commitment fee of 0.375% and 0.250% on the unfunded amount as of July 1, 2018 and December 31, 2017, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of July 1, 2018, the Company is in compliance with these covenants.

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
Term Loan Facility Amendments

On November 23, 2016, the Company amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to the effectiveness of the First Amendment and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

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

The Tranche D Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche D Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility. The interest rate on the outstanding balance was 4.85% at July 1, 2018.

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments and lines of business. The negative covenants are subject to the customary exceptions. As of July 1, 2018, the Company is in compliance with these covenants.
The Term Loan Facility is also subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow for the applicable fiscal year if the secured leverage ratio is equal to or greater than 3.00 to 1.00.
During the three and six months ended July 1, 2018, the Company incurred total interest expense of $8.0 million and $14.6 million, respectively. Of this total, $6.6 million and $12.3 million related to interest on the ABL Facility and the Term Loan Facility for the three and six months ended July 1, 2018, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.9 million and $1.7 million, respectively. The remaining $0.5 million and $0.6 million interest expense for the three and six months ended July 1, 2018, respectively, primarily related to interest attributable to capital leases.

During the three and six months ended July 2, 2017, the Company incurred total interest expense of $6.6 million and $12.8 million, respectively. Of this total, $5.6 million and $11.0 million related to interest on the ABL Facility and Term Loan Facility for the three and six months ended July 2, 2017, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the amendments of the Term Loan Facility, unamortized debt issuance costs and discounts in the amount of $0.1 million and $0.1 million, were written off to expense for the three and six months ended July 2, 2017, respectively, and new debt issuance costs of $1.0 million and $1.0 million, were capitalized for three and six months ended July 2, 2017, respectively. Amortization expense related to debt issuance costs and discounts were $0.8 million and $1.5 million, respectively. The remaining $0.1 million and $0.2 million interest expense for the three and six months ended July 2, 2017, respectively, primarily related to interest attributable to capital leases.

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

As of December 31, 2017, the Company had not completed its accounting for the tax effects of the 2017 Tax Act. However, the Company made a reasonable estimate (provisional amount) of the effects on its existing deferred tax balances and one-time transition tax, and, as a result, recognized a provisional benefit of $3.2 million for the year ended December 31, 2017. As of July 1, 2018, the Company has not changed any provisional amounts recognized in 2017. The Company has provisionally elected to account for GILTI tax in the period in which it is incurred, and therefore, has not provided any provisional deferred tax impacts of GILTI in its consolidated financial statements for the six months ended July 1, 2018.

For 2018, the Company is subject to several provisions of the 2017 Tax Act including computations under GILTI, Foreign-Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”) and the interest expense limitation rules. The Company was able to reasonably evaluate the impact of each provision of the 2017 Tax Act on its effective tax rate for the six months ended July 1, 2018.  For its GILTI computation, the Company recorded a provisional estimate in the effective tax rate for the six months ended July 1, 2018.  For the FDII, BEAT and interest expense limitation computations, the Company has not recorded a provisional estimate in its effective tax rate for the six months ended July 1, 2018, as the Company does not expect these provisions will apply in 2018.  The Company will continue to refine its provisional estimates for its computations of the GILTI, FDII, BEAT and interest expense limitation rules as it gathers additional information.

The Company’s effective tax rate was approximately 8.9% for the six months ended July 1, 2018 and 35.7% for the six months ended July 2, 2017. The decrease in the effective rate was due primarily to the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act, and an increase in the amount of excess tax benefits recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $9.0 million for the six months ended July 1, 2018 and $2.1 million for the six months ended July 2, 2017. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended July 1, 2018 and July 2, 2017, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.
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

The Company offers a financing plan to its customers through John Deere Financial, f.s.b. (“John Deere Financial”), a wholly-owned subsidiary of Deere. The Company paid John Deere Financial fees related to the financing offered of approximately $0.3 million for the six months ended July 2, 2017.

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. As provided above, TruGreen is no longer a related party as a result of the consummation of the secondary offering on July 26, 2017. Net sales included in the Company’s Consolidated Statement of Operations with TruGreen were $2.5 million and $3.9 million for the three and six months ended July 2, 2017, respectively.
Note 12. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.8 million and $3.8 million as of July 1, 2018 and December 31, 2017, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.4 million and $1.4 million as of July 1, 2018 and December 31, 2017, respectively.
Letters of credit: As of July 1, 2018 and December 31, 2017, outstanding letters of credit were $4.5 million and $4.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 13. Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period.  The Company includes vested DSUs in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and RSUs. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. As discussed in Note 1, as a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding for the three and six months ended July 1, 2018 and July 2, 2017.

Stock options and RSUs with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

For the three and six months ended July 1, 2018 and July 2, 2017, the assumed exercises of a portion of the Company’s employee stock options, RSUs, DSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Weighted average potential common shares excluded because anti-dilutive
Employee stock options, RSUs and DSUs	287,639	363,084	220,002	271,344

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 2,295,708 and 2,392,496 for the three and six months ended July 1, 2018, respectively.

Note 14. Subsequent Events

On July 2, 2018, the Company acquired the outstanding stock of LandscapeXpress, Inc. (“Landscape Express”) with four locations in the Boston, Massachusetts metropolitan area. Landscape Express is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

On July 25, 2018, the Company acquired the outstanding stock of Koppco, Inc. and Kirkwood Material Supply, Inc. (collectively “Kirkwood”) with eight locations in the St. Louis, Missouri metropolitan area. Kirkwood is a market leader in the distribution of hardscapes and nursery supplies to landscape professionals.

On July 27, 2018, the Company acquired the assets and assumed the liabilities of Stone Center LC (“Stone Center”) with one location in Manassas, Virginia. Stone Center is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

On July 30, 2018, the Company acquired the assets and assumed the liabilities of Central Pump & Supply, Inc. d/b/a CentralPro (“CentralPro”) with 11 locations throughout Central Florida. CentralPro is a market leader in the distribution of irrigation, lighting and drainage products to landscape professionals.

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

Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
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
Non-GAAP Organic Daily Sales. We define Organic Daily Sales as Organic Sales divided by the number of Selling Days in the relevant reporting period. We believe Organic Sales growth and Organic Daily Sales growth are useful measures for evaluating our performance, as we may choose to open or close branches in any given market depending upon the needs of our customers or our strategic growth opportunities. See “Results of Operations—Quarterly Results of Operations Data” for a reconciliation of Organic Daily Sales to Net sales.
Cost of goods sold. Our cost of goods sold includes all inventory costs, such as purchase price paid to suppliers, net of any rebates received, as well as inbound freight and handling, and other costs associated with inventory. Our cost of goods sold excludes the cost to deliver the products to our customers through our branches, which is included in selling, general and administrative expenses. Cost of goods sold is recognized primarily using the first-in, first-out method of accounting for the inventory sold.
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

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, loss (gain) on sale of assets, other non-cash items and other non-recurring (income) loss. See “Results of Operations-Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with U.S. GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2017 fiscal year:

•
In June 2018, we acquired the assets and assumed the liabilities of Southwood Valley Turf II, Ltd, d/b/a All American Stone and Turf (“All American”). With one location in College Station, Texas, All American is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals in East Texas.

•
In June 2018, we acquired the outstanding stock of Auto-Rain Supply Inc. (“Auto-Rain”). With five locations in Washington and Idaho, Auto-Rain is a market leader in the distribution of irrigation and related products to landscape professionals.

•
In May 2018, we acquired the assets and assumed the liabilities of Landscaper’s Choice Wholesale Nursery and Supply (“Landscaper’s Choice”). With two locations in Naples and Bonita Springs, Florida, Landscaper’s Choice is a market leader in wholesale nursery distribution.

•
In April 2018, we acquired the assets and assumed the liabilities of Northwest Marble & Terrazzo Co. (“Terrazzo”). With two locations in Bellevue and Marysville, Washington, Terrazzo is a market leader in the distribution of natural stone and hardscapes material to landscape professionals.

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

•
In January 2018, we acquired the assets and assumed the liabilities of Pete Rose, Inc. (“Pete Rose”) with one location in Richmond, Virginia. Pete Rose is a market leader in the distribution of natural stone and hardscapes material to landscape professionals.

•
In October 2017, we acquired the assets and assumed the liabilities of Harmony Gardens, Inc. (“Harmony Gardens”). With two locations in the metro Denver and Fort Collins, Colorado areas, Harmony Gardens is a leading wholesale nursery distributor in the state.

•
In September 2017, we acquired the assets and assumed the liabilities of Marshall Stone, Inc. and Davis Supply, LLC (collectively, “Marshall Stone”). With two locations in Greensboro, North Carolina and Roanoke, Virginia, Marshall Stone is a market leader in the distribution of natural stone and hardscapes materials to landscape professionals.

•
In August 2017, we acquired the assets and assumed the liabilities of Bondaze Enterprises, Inc., a California corporation doing business as South Coast Supply (“South Coast Supply”). With two locations in Orange County, California, South Coast Supply is a market leader in the distribution of hardscapes, natural stone and related products to landscape professionals.

•
In May 2017, we acquired the assets and assumed the liabilities of Evergreen Partners of Raleigh, LLC, Evergreen Partners of Myrtle Beach, LLC, and Evergreen Logistics, LLC (collectively, “Evergreen”). With two locations in Raleigh, North Carolina and Myrtle Beach, South Carolina, Evergreen is a market leader in the distribution of nursery supplies to landscape professionals.

•
In March 2017, we acquired the assets and assumed the liabilities of Angelo’s Supplies, Inc. and Angelo’s Wholesale Supplies, Inc. (collectively, “Angelo’s”) with two locations in Wixom and Farmington Hills, Michigan, both suburbs of Detroit. Angelo’s is a hardscapes and landscape supply distributor and has been a market leader since 1984.

•
In March 2017, we acquired all of the outstanding stock of American Builders Supply, Inc. and MasonryClub, Inc. and its subsidiary (collectively, “AB Supply”) with 10 locations in the greater Los Angeles, California area and two locations in Las Vegas, Nevada. AB Supply is a market leader in the distribution of hardscapes, natural stone and related products to landscape professionals.

•
In February 2017, we acquired the assets and assumed the liabilities of Stone Forest Materials, LLC (“Stone Forest”) with one location in Kennesaw, Georgia. Stone Forest is a market leader in the distribution of hardscapes products to landscape professionals.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended July 1, 2018 and July 2, 2017.

(In millions)
Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	July 1, 2018		July 2, 2017		July 1, 2018		July 2, 2017
Net sales	$687.8	100.0%	$608.6	100.0%	$1,059.2	100.0%	$943.6	100.0%
Cost of goods sold	457.9	66.6%	406.2	66.7%	720.8	68.1%	640.3	67.9%
Gross profit	229.9	33.4%	202.4	33.3%	338.4	31.9%	303.3	32.1%
Selling, general and administrative expenses	145.2	21.1%	126.6	20.8%	276.9	26.1%	240.3	25.5%
Other income	1.1	0.2%	1.3	0.2%	3.7	0.3%	2.2	0.2%
Operating income	85.8	12.5%	77.1	12.7%	65.2	6.2%	65.2	6.9%
Interest and other non-operating expenses, net	8.0	1.2%	6.6	1.1%	14.6	1.4%	12.8	1.4%
Income tax expense	14.7	2.1%	26.3	4.3%	4.5	0.4%	18.7	2.0%
Net income	$63.1	9.2%	$44.2	7.3%	$46.1	4.4%	$33.7	3.6%
Net sales
Net sales increased 13% to $687.8 million for the three months ended July 1, 2018 compared to $608.6 million for the three months ended July 2, 2017, and increased 12% to $1,059.2 million for the six months ended July 1, 2018 compared to $943.6 million for the six months ended July 2, 2017. Organic Daily Sales increased 5% in the second quarter of 2018 and 4% for the six months ended July 1, 2018. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting and landscape accessories) grew 5% in the second quarter of 2018 and 5% for the six months ended July 1, 2018 as the Company continued to benefit from strength in both repair and upgrade and construction end markets. Organic Daily Sales for agronomic products (fertilizer, control product, ice melt and equipment) grew 6% in the second quarter of 2018 and 4% for the six months ended July 1, 2018. Organic Daily Sales for agronomic products for the quarter benefited from a later spring selling season and price increases taken in response to cost inflation. In addition, Organic Daily Sales for agronomic products for the six months ended July 1, 2018 also benefited from stronger sales of ice melt. Acquisitions contributed $48.4 million, or 8%, to the second quarter 2018 Net sales growth and $76.3 million, or 8%, to the Net sales growth in the six months ended July 1, 2018.
 Cost of goods sold
Cost of goods sold increased 13% to $457.9 million for the three months ended July 1, 2018 compared to $406.2 million for the three months ended July 2, 2017, and increased 13% to $720.8 million for the six months ended July 1, 2018 compared to $640.3 million for the six months ended July 2, 2017. The increase in Cost of goods sold for the second quarter of 2018 and the first half of 2018 was driven by Net sales growth, including acquisitions and cost inflation.
Gross profit and gross margin
Gross profit increased 14% to $229.9 million for the three months ended July 1, 2018 compared to $202.4 million for the three months ended July 2, 2017, and increased 12% to $338.4 million for the six months ended July 1, 2018 compared to $303.3 million for the six months ended July 2, 2017. Gross profit growth for the second quarter of 2018 was driven by Net sales growth, including acquisitions. Gross margin increased 10 basis points to 33.4% for the second quarter of 2018 compared to 33.3% for the same period of 2017. The increase was primarily attributable to our category management initiatives. For the six months ended July 1, 2018, gross margin decreased 20 basis points to 31.9% as compared to 32.1% for the six months ended July 2, 2017 as a result of higher supply chain cost, which was due to increased freight and the launch of two new distribution centers as well as the adoption of the new revenue standard which impacted the timing of revenue and expense recognition for our customer loyalty rewards program.

Selling, general and administrative expenses (operating expenses)
Operating expenses increased 15% to $145.2 million for the three months ended July 1, 2018 compared to $126.6 million for the three months ended July 2, 2017, and increased 15% to $276.9 million for the six months ended July 1, 2018 compared to $240.3 million for the six months ended July 2, 2017. The increase in both the second quarter and first half of 2018 primarily reflected additional staff and operating expenses to support our growth both organically and through acquisitions. Operating expenses expressed as a percentage of Net sales increased to 21.1% for the three months ended July 1, 2018 compared to 20.8% for the three months ended July 2, 2017, and increased to 26.1% for the six months ended July 1, 2018 compared to 25.5% for the six months ended July 2, 2017. The increase in operating expenses as a percentage of Net sales primarily reflected additional expense associated with our acquisitions and investments in strategic initiatives including e-Commerce and supply chain. Depreciation and amortization expense increased $1.7 million to $12.5 million for the three months ended July 1, 2018 compared to $10.8 million for three months ended July 2, 2017, and increased $3.6 million to $24.2 million for the six months ended July 1, 2018 compared to $20.6 million for six months ended July 2, 2017. The increase in depreciation and amortization in both the second quarter and first half of 2018 was primarily caused by our acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses increased $1.4 million to $8.0 million for the three months ended July 1, 2018 compared to $6.6 million for the three months ended July 2, 2017, and increased $1.8 million to $14.6 million for the six months ended July 1, 2018 compared to $12.8 million for six months ended July 2, 2017. The increase in interest expense reflected higher debt levels and higher interest rates in the second quarter and first half of 2018 compared to the same periods of 2017.
Income tax expense
Income tax expense was $14.7 million for the three months ended July 1, 2018 compared to $26.3 million for the three months ended July 2, 2017.  For the six months ended July 1, 2018, income tax expense was $4.5 million compared to $18.7 million for the six months ended July 2, 2017.  The effective tax rate was 18.9% for the three months ended July 1, 2018 compared to 37.3% for the three months ended July 2, 2017.  For the six months ended July 1, 2018, the effective tax rate was 8.9% compared to 35.7% for the six months ended July 2, 2017. The decrease in the effective rate was due primarily to the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act, and an increase in the amount of excess tax benefits recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. Excess tax benefits of $6.0 million were recognized for the three months ended July 1, 2018 compared to $1.4 million for the three months ended July 2, 2017. For the six months ended July 1, 2018, excess tax benefits of $9.0 million were recognized compared to $2.1 million for the six months ended July 2, 2017.
Net income
Net income increased $18.9 million to $63.1 million for the three months ended July 1, 2018 compared to $44.2 million for the three months ended July 2, 2017, and increased $12.4 million to $46.1 million for the six months ended July 1, 2018 compared to $33.7 million for six months ended July 2, 2017. The increase in Net income for the second quarter of 2018 was attributable to the sales growth, both organically and through acquisitions, and lower tax expense.

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

(In millions)
	2018		2017				2016
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3

Net sales	$687.8	$371.4	$415.7	$502.4	$608.6	$335.0	$361.8	$444.5
Cost of goods sold	457.9	262.9	283.8	342.1	406.2	234.1	250.0	306.1
Gross profit	229.9	108.5	131.9	160.3	202.4	100.9	111.8	138.4
Selling, general and administrative expenses	145.2	131.7	133.8	128.1	126.6	113.7	116.2	107.7
Other income	1.1	2.6	0.7	1.6	1.3	0.9	1.4	1.2
Operating income (loss)	85.8	(20.6)	(1.2)	33.8	77.1	(11.9)	(3.0)	31.9
Interest and other non-operating expenses	8.0	6.6	6.2	6.2	6.6	6.2	6.7	6.3
Income tax (benefit) expense	14.7	(10.2)	(11.4)	10.7	26.3	(7.6)	(4.1)	10.7
Net income (loss)	$63.1	$(17.0)	$4.0	$16.9	$44.2	$(10.5)	$(5.6)	$14.9
Net income (loss) per common share:
Basic	$1.56	$(0.43)	$0.10	$0.42	$1.11	$(0.26)	$(0.14)	$0.38
Diluted	$1.48	$(0.43)	$0.09	$0.41	$1.07	$(0.26)	$(0.14)	$0.36
Adjusted EBITDA(1)	$103.0	$(5.1)	$15.3	$48.4	$92.3	$1.2	$11.2	$43.7
Net sales as a percentage of annual net sales			22.3%	27.0%	32.7%	18.0%	22.0%	27.0%
Gross profit as a percentage of annual gross profit			22.2%	26.9%	34.0%	16.9%	21.7%	26.8%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			9.7%	30.8%	58.7%	0.8%	8.3%	32.5%
_____________________________________

(1)
In addition to our net income (loss) determined in accordance with U.S. GAAP, we present Adjusted EBITDA in this report to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of Income tax (benefit), Depreciation and amortization and Interest expense, net of interest income. Adjusted EBITDA is further adjusted for stock-based compensation expense, loss (gain) on sale of assets, other non-cash items, and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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

Adjusted EBITDA is not a measure of our liquidity or financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of net income has limitations as an analytical tool. For example, this measure:

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

Management compensates for these limitations by relying primarily on our U.S. GAAP results and by using Adjusted EBITDA only as a supplement to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies limiting their usefulness as a comparative measure. The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions)
	2018		2017				2016
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Net income (loss)	$63.1	$(17.0)	$4.0	$16.9	$44.2	$(10.5)	$(5.6)	$14.9
Income tax (benefit) expense	14.7	(10.2)	(11.4)	10.7	26.3	(7.6)	(4.1)	10.7
Interest expense, net	8.0	6.6	6.2	6.2	6.6	6.2	6.7	6.3
Depreciation and amortization	12.5	11.7	11.4	11.1	10.8	9.8	9.6	9.7
EBITDA	98.3	(8.9)	10.2	44.9	87.9	(2.1)	6.6	41.6
Stock-based compensation(a)	2.1	2.1	1.4	1.5	1.6	1.4	1.3	1.1
(Gain) loss on sale of assets(b)	0.1	(0.1)	0.4	—	0.1	0.1	0.1	—
Financing fees(c)	—	—	0.2	0.4	1.1	—	1.1	0.4
Acquisitions and other adjustments(d)	2.5	1.8	3.1	1.6	1.6	1.8	2.1	0.6
Adjusted EBITDA(e)	$103.0	$(5.1)	$15.3	$48.4	$92.3	$1.2	$11.2	$43.7
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale or write-down of assets not in the ordinary course of business.

(c)	Represents fees associated with our debt refinancing and debt amendments, as well as fees incurred in connection with our secondary offerings.

(d)
Represents professional fees, retention and severance payments, and performance bonuses related to historical acquisitions. Although we have incurred professional fees, retention and severance payments, and performance bonuses related to acquisitions in several historical periods and expect to incur such fees and payments for any future acquisitions, we cannot predict the timing or amount of any such fees or payments.

(e)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days)
	2018		2017
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Net sales	$687.8	$371.4	$608.6	$335.0
Organic Sales	609.1	337.9	578.3	329.4
Acquisition contribution(a)	78.7	33.5	30.3	5.6
Selling Days	64	64	64	64
Organic Daily Sales	$9.5	$5.3	$9.0	$5.1
_____________________________________

(a)	Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2018 fiscal year.

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
Our borrowing base capacity under the ABL Facility was $84.0 million as of July 1, 2018, after giving effect to approximately $236.6 million of revolving credit loans under the ABL Facility, an increase of $109.6 million from $127.0 million of revolving credit loans as of December 31, 2017. As of July 1, 2018, we had total cash and cash equivalents of $17.1 million, total debt of $584.0 million and capital leases of $14.7 million.
Working capital was $516.6 million as of July 1, 2018, an increase of $120.5 million as compared to $396.1 million as of December 31, 2017. The increase in working capital was primarily attributable to seasonality of our business and growth in inventory and receivables from acquisitions.

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Six Months Ended
	July 1, 2018	July 2, 2017
Net cash (used in) provided by:
Operating activities	$(28.4)	$(31.7)
Investing activities	$(78.1)	$(65.1)
Financing activities	$107.0	$100.6
Cash flow (used in) provided by operating activities

Net cash used in operating activities for the six months ended July 1, 2018 was $28.4 million compared to $31.7 million for the six months ended July 2, 2017. Net cash used in operating activities during the first six months of 2018 was lower than the first six months of 2017 primarily due to higher Net income, partially offset by an increase in working capital.

Cash flow used in investing activities

Net cash used in investing activities was $78.1 million for the six months ended July 1, 2018 compared to $65.1 million for the six months ended July 2, 2017. The increase reflected more investments in acquisitions during the first six months of 2018 compared to the same period of 2017. In addition, capital expenditures were $8.0 million for the first six months of 2018, compared to $5.7 million for the first six months of 2017 due to increased investments in the new distribution centers and our facilities.
Cash flow provided by financing activities
Net cash provided by financing activities was $107.0 million for the six months ended July 1, 2018 compared to $100.6 million for the six months ended July 2, 2017. The increase primarily reflected more borrowings to fund investments in acquisitions during the six months ended July 1, 2018 compared to the same period of 2017.

External Financing
Term Loan Facility
Landscape Holding and Landscape (collectively, the “Term Loan Borrower”) are parties to the Amended and Restated Term Loan Credit Agreement dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017 and December 12, 2017, providing for a senior secured term loan facility (the “Term Loan Facility”), with UBS AG, Stamford Branch as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto. The final maturity date of the Term Loan Facility is April 29, 2022.
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
Term Loan Facility Amendments

On November 23, 2016, we amended the Term Loan Facility (the “First Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche B Term Loans”) in an aggregate principal amount of $273.6 million and (ii) increase the aggregate principal amount of Tranche B Term Loans under the Term Loan Facility to $298.6 million pursuant to an increase supplement. Proceeds of the Tranche B Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to the effectiveness of the First Amendment and (ii) repay $21.0 million of borrowings outstanding under the ABL Facility.

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

The Tranche D Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche D Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility. The interest rate on the outstanding balance was 4.85% at July 1, 2018.

ABL Facility
Landscape Holding and Landscape are borrowers under the ABL Facility of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of Landscape Holding and Landscape. The ABL Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability under the ABL Facility is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances range from 3.85% to 5.75% and 3.25% to 3.32% as of July 1, 2018 and December 31, 2017, respectively. Additionally, the Borrowers paid a commitment fee of 0.375% and 0.250% on the unfunded amount as of July 1, 2018 and December 31, 2017, respectively. The ABL Facility matures on October 20, 2020.
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

Failure of the swap counterparties would result in the loss of any potential benefit to us under the swap agreements. In that event, we would still be obligated to pay the variable interest payments underlying the debt agreements. Additionally, failure of the swap counterparties would not eliminate our obligation to continue to make payments under the existing swap agreements if it continues to be in a net pay position.

Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of July 1, 2018, resulting from the changes in our long term debt. The changes during the six months ended July 1, 2018 were primarily the result of increased borrowing under the ABL Facility and higher interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$584.0	$3.5	$243.6	$336.9	$—
Interest on long term debt(2)	88.4	27.2	46.6	14.6	—
___________________________________

(1)
For additional information see “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $10.9 million.

(2)
Interest payments on debt are calculated for future periods using interest rates in effect as of July 1, 2018. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. The projected interest payments only pertain to obligations and agreements outstanding as of July 1, 2018. See “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Summary of Non-Employee Director Compensation Program, as amended and restated on May 16, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	August 1, 2018	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)