Form 10-K
period 2018-12-30
SiteOne Landscape Supply, Inc.
filed 2019-02-27
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 1, 2018, there were 40,491,298 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $3,349,942,676 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on June 29, 2018 (the last trading day of our most recently completed fiscal second quarter).
As of February 22, 2019, the number of shares of the registrant’s common stock outstanding were 40,955,333, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 30, 2018.

Special Note Regarding Forward-Looking Statements and Information
This Annual Report on Form 10-K contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	cyclicality in residential and commercial construction markets;

•	general economic and financial conditions;

•	weather conditions, seasonality and availability of water to end-users;

•	public perceptions that our products and services are not environmentally friendly;

•	competitive industry pressures;

•	product shortages and the loss of key suppliers;

•	product price fluctuations;

•	ability to pass along product cost increases;

•	inventory management risks;

•	ability to implement our business strategies and achieve our growth objectives;

•	acquisition and integration risks;

•	increased operating costs;

•	risks associated with our large labor force;

•	retention of key personnel;

•	impairment of goodwill;

•	risks associated with product liability claims;

•	adverse credit and financial markets events and conditions;

•	credit sale risks;

•	performance of individual branches;

•	environmental, health and safety laws and regulations;

•	hazardous materials and related materials;

•	laws and government regulations applicable to our business that could negatively impact demand for our products;

•	construction defect and product liability claims;

•	computer data processing systems;

•	cybersecurity incidents;

•	security of personal information about our customers;

•	intellectual property and other proprietary rights;

•	requirements of being a public company;

•	risks related to our internal controls;

•	the possibility of securities litigation;

•	unanticipated changes in our tax provisions;

•	our substantial indebtedness and our ability to obtain financing in the future;

•	increases in interest rates;

•	risks related to our common stock;

•	terrorism or the threat of terrorism; and

•	risks related to other factors discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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

PART I

As used in this Annual Report on Form 10-K for the fiscal year ended December 30, 2018, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2018 Fiscal Year,” the “2017 Fiscal Year,” and the “2016 Fiscal Year” refer to the fiscal years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

Item 1. Business
The following discussion of our business contains “forward-looking statements,” as discussed in “Special Note Regarding Forward-Looking Statements and Information” above. Our business, operations and financial condition are subject to various risks as set forth in Part I, Item 1A., ‘‘Risk Factors’’ below. The following information should be read in conjunction with the Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data and related notes included elsewhere in this Annual Report on Form 10-K.
Company Overview
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. As of December 30, 2018, we had over 550 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 120,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting and ice melt products. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation network design, commercial project planning, generation of sales leads, marketing services and product support, as well as a series of technical and business management seminars that we call SiteOne University.
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
We have a balanced mix of sales across product categories, construction sectors and end markets. We derived approximately 56% of our 2018 Fiscal Year net sales from the residential construction sector, 30% from the commercial (including institutional) construction sector and 14% from the recreational and other construction sector. By end market, we derived approximately 41% of our 2018 Fiscal Year net sales from maintenance of residential, commercial and recreational properties. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. The sale of products relating to new construction of homes, commercial buildings and recreational spaces accounted for approximately 40% of our 2018 Fiscal Year net sales. These products primarily include irrigation, nursery, hardscapes, outdoor lighting and landscape accessories. Approximately 19% of our 2018 Fiscal Year net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increasing existing home sales, increasing home prices and rising consumer spending.

Net Sales for 2018 Fiscal Year
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
Our Industry
Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $19 billion in revenue in 2018. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, commercial construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply distribution industry, products sold for residential applications represent the largest construction sector, followed by the commercial and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales and each of control products, hardscapes, irrigation products and outdoor lighting, and fertilizer and other accounting for approximately one-tenth of industry sales.
The wholesale landscape supply distribution industry is highly fragmented, consisting primarily of regional private businesses that typically have a small geographic footprint, a limited product offering and limited supplier relationships. Wholesale landscape supply distributors primarily sell to landscape service firms, ranging from sole proprietorships to national enterprises. Landscape service firms include general landscape contractors and specialty landscape firms, such as lawn care, tree and foliage maintenance firms. Over the past decade, professional landscape contractors have increasingly offered additional products and services to meet their customers’ needs. These firms historically needed to make numerous trips to branches in various locations to source their products. Consequently, landscape professionals have come to value distribution partners who offer a larger variety of product categories and services, particularly given the recurring nature of landscape maintenance services.
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

Grow at the Local Level
The vast majority of our customers operate at a local level. We believe we can grow market share in our existing markets with limited capital investment by systematically executing local strategies to expand our customer base, increase the amount of our customers’ total spending with us, optimize our network of locations, coordinate multi-site deliveries, partner with strategic local suppliers, introduce new products and services, increase our share of underrepresented products in particular markets and improve sales force performance. We currently offer our full product line only in approximately 30% of the metropolitan statistical areas (“MSAs”) in the United States where we have a branch, and therefore believe we have the capacity to offer significantly more product lines and services in our geographic markets.
Pursue Value-Enhancing Strategic Acquisitions
Through recently completed acquisitions, we have added new markets in the United States and Canada, new product lines, talented associates and operational best practices. In addition, we increased our sales by introducing products from our existing portfolio to customers of newly acquired companies. We intend to continue pursuing strategic acquisitions to better serve our customers, grow our market share and enhance our local market leadership positions by taking advantage of our scale, operational experience and acquisition know-how to pursue and integrate attractive targets. In addition, we currently have branches in approximately 50% of the 381 U.S. MSAs and are focused on identifying and reviewing attractive new geographic markets for expansion through acquisitions. We will continue to apply a selective and disciplined acquisition strategy to maximize synergies obtained from enhanced sales and lower procurement and corporate costs.
Execute on Identified Operational Initiatives
We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process and invest in more sophisticated information technology systems and data analytics.  Additionally, we have commenced our e-Commerce initiative, to include the relaunch of our website and implementation of a business-to-business (B2B) e-Commerce platform.  Although we are still in the early stages of these initiatives, they have already enhanced our customer service, contributed to improvement in our profitability, and we believe we will continue to benefit from these and other operational improvements.
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
Our Products and Services
Our comprehensive portfolio of landscape products consists of over 120,000 SKUs from approximately 3,000 suppliers. Our product portfolio includes irrigation, fertilizer and other, control products, landscape accessories, nursery goods, hardscapes and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment that items such as nursery goods and hardscapes require provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
See “Note 2. Revenue from Contracts with Customers” to our audited financial statements for information on our net sales in landscaping products (irrigation, nursery, hardscapes, outdoor lighting and landscape accessories) and agronomic and other products (fertilizer, control products, ice melt, equipment and other products).
Irrigation
Our irrigation products include controllers, valves, sprinkler heads and irrigation and drainage pipes. The market for irrigation products has historically provided stable growth and is driven primarily by new home construction and maintenance of existing irrigation systems.

Fertilizer & Other
Our fertilizer and other products include fertilizer, grass seed and ice melt products. Fertilizer products are sold to the maintenance end market and accordingly are relatively stable through economic cycles.
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
Nursery Goods
Our nursery goods include deciduous shrubs, evergreen shrubs and trees, ornamental trees, shade trees, both field grown and container-grown nursery stock, and hundreds of plant species and cultivars available in a number of heights and bloom colors.
Outdoor Lighting
Our outdoor lighting products include accent lights, dark lights, path lights, up lights, down lights, wall lights and pool and aquatic area lighting.
Hardscapes
Hardscapes include paving, natural stone, blocks and other durable materials.
Proprietary Branded Products
In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, SiteOne Green Tech® and Pro-Trade® together accounted for approximately 14% of our 2018 Fiscal Year net sales, the large majority of which is attributable to LESCO®.
LESCO®
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
SiteOne Green Tech®
We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the SiteOne Green Tech® brand. The core SiteOne Green Tech® product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps and hand-held remote control equipment.
Pro-Trade®
In 2017, we launched a line of professional-grade LED lamps and lighting solutions under our Pro-Trade® brand.  The Pro-Trade® line of products is sold exclusively through our branches and currently includes lamps, brass and aluminum fixtures and transformers. We saw success with this product line in 2018.  We introduced an additional 11 products in 2018 and plan to expand our current offering into other categories in 2019 and beyond.

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
Partners Program
We offer a loyalty program, our Partners Program, which had approximately 17,000 enrolled customers as of December 30, 2018 and provides business and personal rewards, access to business services at preferred rates and technical training and support. Reward points may be spent, for example, on credit on account, trips and special events, gift cards to major retailers and SiteOne University courses and educational events. Access to preferred rate business services includes, for example, payroll and select human resources services, cell phone services, office supplies, auto and fleet insurance and fuel rebates. For the 2018 Fiscal Year, Partners Program participants accounted for approximately 52% of our net sales.
Operational Structure
Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide functions.
At the local market level, we organize our over 550 branches and approximately 345 outside sales representatives into 58 designated “areas” that each serve a defined geography, typically a large MSA or a combination of MSAs in close proximity. Area managers are responsible for organization and talent planning, branch operations, sales strategy and product delivery strategy. Area managers are supported by an area business manager responsible for executing the local market strategies and key initiatives to grow sales and profitability.
We support our over 550 branches and 58 areas with regional management and company-wide functions providing: management of business performance; development and execution of local strategies; sharing of best practices; execution and integration of acquisitions; finance and accounting expertise (credit/collections, payables); category management and procurement; supply chain (planners, buyers); pricing strategies; marketing; and information technology. Our branches are integrated on a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, financial support, data analytics and performance reporting.
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
The majority of our branches carry multiple product categories, but do not carry all of them. Branches that carry our full product lines combine our regular branch facilities with large 8-to-15 acre yards suitable for nursery goods and hardscape products. Yards are well-equipped to manage truckload-purchased landscape, nursery and hardscape products and can maintain a diverse variety of greenhouse and nursery plants. All locations offering nursery goods have water distribution systems to maintain inventories, and many of these locations have access to municipal water supply, wells or ponds.  Branches are strategically located near residential areas with convenient highway access. In-store merchandising displays are utilized to emphasize product features and seasonal promotions. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings, with secured outside storage yards averaging from 10,000 to 20,000 square feet in some branches.
Direct Distribution
Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers. Our direct distribution business provides customers with sourcing and logistics support services for inventory management and delivery, in many cases more economically than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution but rather use our existing supplier relationships, marketing expertise and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 7% of our 2018 Fiscal Year net sales were from direct distribution.
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
Customers
Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. Our customer base consists of more than 230,000 firms and individuals, with our top 10 customers collectively accounting for approximately 4% of our 2018 Fiscal Year net sales, with no single customer accounting for more than 2% of net sales. Small customers, with annual purchases of up to $25,000, made up 27% of our 2018 Fiscal Year net sales. Medium customers, with annual purchases between $25,000 and $150,000, made up 33% of our 2018 Fiscal Year net sales. Large customers, with annual purchases over $150,000, made up 40% of our 2018 Fiscal Year net sales. Some of our largest customers include BrightView, The Home Depot, Davey Tree Expert Company and TruGreen. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2018 Fiscal Year net sales.
Suppliers
We source our products from approximately 3,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes and other landscape products. Some of our largest suppliers include Hunter, Rain Bird, Toro, Oldcastle, Bayer, Syngenta, BASF, Dow AgroSciences, Vista and NDS. Purchases from our top 10 suppliers accounted for approximately 36% of total purchases for our 2018 Fiscal Year.
We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support and service, service levels, delivery terms and their strategic positioning. We generally have annual supplier agreements, and while they typically do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding target purchase volumes. Our ability to earn these volume-based incentives is an important factor in our financial results. In limited cases, we have entered into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer and some nursery goods and grass seed, which may require us to purchase products in the future.
Competition
The majority of our competition comes from other wholesale landscape supply distributors. Among wholesale distributors, we primarily compete against a small number of regional distributors and many small, local, privately-owned distributors. Some of our competitors carry several product categories, while others mainly focus on one product category such as irrigation, fertilizer/control, nursery goods or hardscapes. We are one of the only wholesale distributors which carries the full line of irrigation, fertilizer and other, control products, landscape accessories, nursery goods, hardscapes and outdoor lighting products.
We believe our top nine largest competitors include Ewing, Harrell’s, Horizon Distributors (a subsidiary of Pool Corporation), Winfield Solutions, BWI, Target Specialty Products, Howard Fertilizer and Chemical, BFG Supply and Central Turf & Irrigation Supply.
We believe smaller, regional or local competitors still comprise approximately 89% of the landscape supply industry based on 2018 net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products and availability of credit.
Associates
As of December 30, 2018, we had approximately 4,300 associates, none of whom were affiliated with labor unions. We believe that we have good relations with our associates. Additionally, we believe that the training provided through our development programs and our entrepreneurial, performance-based culture provides significant benefits to our associates. Approximately 93% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 275 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
Service Marks, Trademarks and Trade Names
We hold various trademark registrations, including SiteOne®, LESCO®, and Pro-Trade®, which we consider important to our marketing activities. Generally, trademark rights have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations and the other trademarks associated with our business so long as they remain valuable to our business. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.
Weather Conditions and Seasonality
For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Weather Conditions and Seasonality,” of this Annual Report on Form 10-K.
Regulatory Compliance
Government Regulations
We are subject to various federal, state, provincial and local laws and regulations, compliance with which increases our operating costs, limits or restricts the products and services we provide or the methods by which we offer and sell those products and services or conduct our business and subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
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
In the United States, we are regulated under many environmental, health and safety laws, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Environmental Pesticide Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Clean Air Act, the Clean Water Act and the Occupational Safety and Health Act, each as amended. Certain laws, such as those requiring the registration of herbicides and pesticides, and regulating their use, also involve the oversight of regulatory authorities and public health agencies. Although we strive to comply with such laws and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws from occurring. We could also incur significant investigation and clean-up costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. See “Note 11. Commitments and Contingencies” to our audited consolidated financial statements.
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
We sell a significant portion of our products for landscaping activities associated with new residential and commercial construction sectors, which have experienced cyclical downturns, some of which have been severe. The strength of these markets depends on, among other things, housing starts, consumer spending, non-residential construction spending activity and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, changes in the tax laws, availability of credit, consumer confidence and capital spending. Weakness or downturns in residential and commercial construction markets could have a material adverse effect on our business, operating results or financial condition.
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
Our net sales also depend, in significant part, on commercial construction, which is cyclical in nature and subject to downturns, which can be severe. Previously, downturns in the commercial construction market have typically lasted about two to three years, resulting in market declines of approximately 20% to 40%, while the most recent downturn in the commercial construction market lasted over four years, resulting in a market decline of approximately 60%. We cannot predict the duration of the current market conditions or the timing or strength of any future recovery of commercial construction activity in our markets.
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
The demand for our products and services and our results of operations are affected by the seasonal nature of our irrigation, outdoor lighting, nursery, landscape accessories, fertilizers, turf protection products, grass seed, turf care equipment and golf course maintenance supplies. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Typically, our net sales and net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our net sales and net income, however, are typically significantly lower in the first and fourth quarters due to lower landscaping, irrigation and turf maintenance activities in these quarters. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Our operations are substantially dependent on weather conditions.
We supply landscape, irrigation and turf maintenance products, the demand for each of which is affected by weather conditions, including, without limitation, potential impacts, if any, from climate change. In particular, droughts could cause shortages in the water supply, which may have an adverse effect on our business. For instance, our supply of plants could decrease, or prices could rise, due to such water shortages, and customer demand for certain types of plants may change in ways in which we are unable to predict. Such water shortages may also make irrigation or the maintenance of turf uneconomical. Governments may implement limitations on water usage that make effective irrigation or turf maintenance unsustainable, which could negatively impact the demand for our products. In California, for instance, mandatory water restrictions went into effect across the state following a drought. We have also seen an increased demand in California for products related to drought-tolerant landscaping, including hardscapes and plants that require low amounts of water. There is a risk that demand for landscaping products will decrease overall due to persistent drought conditions in some of the geographic markets we serve, or that demand will change in ways that we are unable to predict.
Furthermore, adverse weather conditions, such as droughts, severe storms, hurricanes and significant rain or snowfall, can adversely impact the demand for our products, timing of product delivery, or our ability to deliver products at all. For example, the combination of Hurricane Florence and significant rain in September 2018 negatively impacted demand for our products in the third quarter of 2018. In addition, severe winter storms can cause hazardous road conditions, which may prevent personnel from traveling or delivering to service locations. Other types of unexpected severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being omitted for a season or damage to or loss of nursery goods, sod and other green products in our inventory, which could result in losses requiring write-downs.
Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may result in significant costs and adversely impact the demand for our products or services.
We sell, among other things, fertilizers, herbicides, fungicides, pesticides, rodenticides and other chemicals. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or the improper application of these chemicals, could reduce demand for our products and services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation that may result in significant costs, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows.
Our industry and the markets in which we operate are highly competitive and fragmented, and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations, and cash flows.
We operate in markets with relatively few large competitors, but barriers to entry in the landscape supply industry are generally low, and we may have several competitors within a local market area. Competition varies depending on product line, type of customer, and geographic area. Some local competitors may be able to offer higher levels of service, lower prices or a broader selection of inventory than we can in particular local markets. As a result, we may not be able to continue to compete effectively with our competitors. Any of our competitors may foresee the course of market development more accurately than we do, provide superior service, sell or distribute superior products, have the ability to supply or deliver similar products and services at a lower cost, or on more favorable credit terms, develop stronger relationships with our customers and other consumers in the landscape supply industry, adapt more quickly to evolving customer requirements than we do, develop a superior network of distribution centers in our markets or access financing on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors.
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
Former associates may start landscape supply businesses similar to ours, in competition with us. Our industry faces low barriers to entry, making the possibility of former associates starting similar businesses more likely. Increased competition from businesses started by former associates may reduce our market share and adversely affect our business, financial position, results of operations, and cash flows.
Our customers consider the performance of the products we distribute, our customer service and price when deciding whether to use our services or purchase the products we distribute. Excess industry capacity for certain products in several geographic markets could lead to increased price competition. We may be unable to maintain our operating costs or product prices at a level that is sufficiently low for us to compete effectively. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, our financial condition, operating results, and cash flows may be adversely affected.
Product shortages, loss of key suppliers, failure to develop relationships with qualified suppliers or dependence on third-party suppliers and manufacturers could affect our financial health.
Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins, and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.
Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, particularly in light of continuing economic difficulties in various regions of the United States and the world, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions, trade restrictions or increased costs, or face other factors beyond our control.
Our agreements with suppliers are generally terminable by either party on limited notice, and in some cases we do not have written agreements with our suppliers. If market conditions change, suppliers may stop offering us favorable terms, including rebate terms. Our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, results of operations, and cash flows.
The prices and costs of the products we purchase may be subject to large and significant price fluctuations. We might not be able to pass cost increases through to our customers, and we may experience losses in a rising price environment. In addition, we might have to lower our prices in a declining price environment, which could also lead to losses.
We purchase and sell a wide variety of products, the price and availability of which may fluctuate, and may be subject to large and significant price increases. For example, many of our contracts with suppliers include prices for commodities such as grass seed and chemicals used in fertilizer that are not fixed or tied to an index, which allows our suppliers to change the prices of their products as the input prices fluctuate. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution. In addition, there have been a number of recent geopolitical events involving governments of the United States and China, including potential tariffs and trade restrictions, which have resulted in increased prices for certain products that we purchase. Changes in prices for the products that we purchase affect our net sales and cost of goods sold, as well as our working capital requirements, levels of debt and financing costs. We might not always be able to reflect increases in our costs in our own pricing. Any inability to pass cost increases on to customers may adversely affect our business, financial condition, and results of operations. In addition, if market prices for the products that we sell decline, we may realize reduced profitability levels from selling such products and lower revenues from sales of existing inventory of such products.
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

Many factors, such as weather conditions, agricultural limitations and restrictions relating to the management of pests and disease, affect the supply of nursery goods, grass seed, sod, and other green products. If the supply of these products available is limited, prices could rise, which could cause customer demand to be reduced and our revenues and gross margins to decline. For example, nursery goods, sod, and grass seed are perishable and have a limited shelf life. Should we be unable to sell our inventory of nursery goods, grass seed, sod, and other green products within a certain time frame, we may face losses requiring write-downs. In contrast, we may not be able to obtain high-quality nursery goods and other green products in an amount sufficient to meet customer demand. Even if available, nursery goods from alternate sources may be of lesser quality or may be more expensive than those currently grown or purchased by us. If we are unable to effectively manage our inventory and that of our distribution partners, our business, financial condition, and results of operations could be adversely affected.
We may not successfully implement our business strategies, including achieving our growth objectives.
We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including our growth, operational and management initiatives, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel, and our executive management team’s ability to execute the operational initiatives that they are undertaking. In addition, we may incur certain costs as we pursue our growth, operational and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.
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
Acquisitions involve a number of special risks, including:

•	our inability to manage acquired businesses or control integration costs and other costs relating to acquisitions;

•	potential adverse short-term effects on operating results from increased costs or otherwise;

•	diversion of management’s attention;

•	failure to retain existing customers or key personnel of the acquired business and recruit qualified new associates at the location;

•	failure to successfully implement infrastructure, logistics and systems integration which could, among other things, increase the risk of a cybersecurity incident;

•	potential impairment of goodwill;

•	our inability to obtain financing necessary to complete acquisitions on attractive terms or at all;

•	risks associated with the internal controls of acquired companies;

•
exposure to legal claims for activities of the acquired business prior to acquisition and inability to realize on any indemnification claims, including with respect to environmental and immigration claims; and

•	the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities.
Our strategy could be impeded if we do not identify, or face increased competition for, suitable acquisition targets, and such increased competition could result in higher purchase price multiples we have to pay for acquisition targets or reduce the number of suitable targets. Our business, financial condition, results of operations, and cash flows could be adversely affected if any of the foregoing factors were to occur.
Increases in operating costs could adversely impact our business, financial position, results of operations, and cash flows.
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
Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from three to five years, with options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. However, we may be unable to renew our current or future leases on favorable terms or at all, which could have an adverse effect on our operations and costs. In addition, if we close a location, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.
We deliver a substantial volume of products to our customers by truck. Petroleum prices have continued to fluctuate significantly in recent years. Prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Our operating profit will be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have not entered into any hedging arrangements that protect against fuel price increases and we do not have any long-term fuel purchase contracts. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers, our results of operations would be adversely affected.
We cannot predict the extent to which we may experience future increases in costs of occupancy, fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations, and cash flows.
Risks associated with our large labor force could have a significant adverse effect on our business.
We have an employee base of approximately 4,300 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition and results of operations. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in the future, it could adversely impact our business, financial position, results of operations, and cash flows.
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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 30, 2018, goodwill represented approximately 13% of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances including a sustained decline in our market capitalization, indicate that the carrying amount of goodwill may not be recoverable. Any impairment of goodwill will reduce net income in the period in which the impairment is recognized.
Adverse credit and financial market events and conditions could, among other things, impede access to, or increase the cost of, financing or cause our customers to incur liquidity issues that could lead to some of our products not being purchased or orders being canceled, or result in reduced operating revenue and net income, any of which could have an adverse impact on our business, financial position, results of operations, and cash flows.
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
The majority of our net sales in our 2018 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.
Because we depend on certain of our customers to repay extensions of credit, if the financial condition of our customers declines, our credit risk could increase as a result. Significant contraction in the residential and non-residential construction markets, coupled with limited credit availability and stricter financial institution underwriting standards, could adversely affect the operations and financial stability of certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves, and net income.
Because we operate our business through highly dispersed locations across the United States, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.
We operate our business through a network of highly dispersed locations throughout the United States, supported by executives and services in our headquarters, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. We may have difficulty attracting and retaining local personnel. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, results of operations, financial condition, and cash flows. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth and profitability than other branches.

Compliance with, or liabilities under, environmental, health and safety laws and regulations, including laws and regulations pertaining to the use and application of fertilizers, herbicides, insecticides and fungicides, could result in significant costs that adversely impact our reputation, business, financial position, results of operations, and cash flows.
We are subject to federal, state, provincial and local environmental, health and safety laws and regulations, including laws that regulate the emission or discharge of materials into the environment, govern the use, packaging, labeling, transportation, handling, treatment, storage, disposal and management of chemicals and hazardous substances and waste, and protect the health and safety of our associates and users of our products. Such laws also impose liability for investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases at sites we have ever owned, leased or operated or used as a disposal site. We could be subject to fines, penalties, civil or criminal sanctions, personal injury, property damage or other third-party claims as a result of violations of, or liabilities under, these laws and regulations. We could also incur significant investigation and cleanup costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. In addition, changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including obligations with respect to any potential health hazards of our products, may lead to additional compliance or other costs that could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
In addition, the use of certain herbicide and pesticide products is regulated by various federal, state, provincial and local environmental and public health agencies. We may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the herbicides and pesticides or other products we supply could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. We are subject to such allegations from time to time. The regulations may also apply to customers who may fail to comply with environmental, health and safety laws and subject us to liabilities. Costs to comply with environmental, health and safety laws, or to address liabilities or obligations thereunder, could have a material adverse impact on our reputation, business, financial position, results of operations, and cash flows.
Our business exposes us to risks associated with hazardous materials and related activities, not all of which are covered by insurance.
Because our business includes the managing, handling, storing, selling and transporting and disposing of certain hazardous materials, such as fertilizers, herbicides, pesticides, fungicides and rodenticides, we are exposed to environmental, health, safety and other risks. We carry insurance to protect us against many accident-related risks involved in the conduct of our business and we maintain insurance coverage in accordance with our assessment of the risks involved, the ability to bear those risks and the cost and availability of insurance. Each of these insurance policies is subject to exclusions, deductibles and coverage limits. We do not insure against all risks and may not be able to insure adequately against certain risks and may not have insurance coverage that will pay any particular claim. We also may be unable to obtain adequate insurance coverage at commercially reasonable rates in the future for the risks we currently insure against, and certain risks are or could become completely uninsurable or eligible for coverage only to a reduced extent. Our business, financial condition, and results of operations could be materially impaired by environmental, health, safety and other risks that reduce our revenues, increase our costs or subject us to other liabilities in excess of available insurance.
Laws and government regulations applicable to our business could increase our legal and regulatory expenses, and impact our business, financial position, results of operations, and cash flows.
Our business is subject to significant federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, employee benefits, marketing and advertising and the application and use of herbicides, pesticides and other chemicals. In particular, we anticipate that various federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business, may decrease demand for the products we supply or may substantially increase our operating costs, including proposed legislation, such as environmental regulations related to chemical or nutrient use, water use, climate change, equipment efficiency standards and other environmental matters; other consumer protection laws or regulations; or health care coverage. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations, and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation or suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations, and cash flows.
The nature of our business exposes us to construction defect and product liability claims as well as other legal proceedings.
We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. We are subject to such claims from time to time.
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
From time to time, we may be involved in government inquiries and investigations, as well as employment, tort proceedings, including toxic tort and product liability actions, and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental investigation, remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters regardless of the ultimate outcome.
We rely on our computer and data processing systems, and a large-scale malfunction or failure in our information technology systems could disrupt our business, create potential liabilities for us or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations, and cash flows.
Our ability to keep our business operating effectively depends on the functional and efficient operation of our enterprise resource planning, telecommunications, inventory tracking, billing and other information systems. We rely on these systems and the systems of certain third-party vendors to track transactions, billings, payments and inventory, as well as to make a variety of day-to-day business decisions. We may experience system malfunctions, interruptions or security breaches from time to time. Some of our systems run older generations of software that may be unable to perform as efficiently as, and fail to communicate well with, newer systems. As we implement or develop new systems in the future, we may elect to modify, replace or discontinue certain technology initiatives, which could result in write-downs, and changes or modifications to our information technology systems could cause disruptions to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards.
A significant or large-scale malfunction or interruption of our systems or the systems of third-party vendors could adversely affect our ability to manage and keep our operations running efficiently and damage our reputation. A malfunction that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition and results of operations, as well as on the ability of management to align and optimize technology to implement business strategies. If our disaster recovery plans do not work as anticipated, or if any third-party vendors to which we have outsourced certain information technology or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations, and cash flows.
In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders or regulatory agencies. Such events could adversely impact on our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

While we maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats, there can be no assurance that these efforts will prevent a cyber-attack or other security breach. In addition, we carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion; however, there can be no assurance that our insurance will adequately protect against potential losses that could adversely affect our business.
If we fail to protect the security of personal information about our customers, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.
We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for collecting, processing, transmitting and storing confidential customer information, such as payment card and personally identifiable information. The systems we currently use for payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry, or PCI. We continue to evaluate and modify our systems and protocols for PCI compliance purposes; however PCI data security standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application related to our systems or failures to comply with data security standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our products and services by credit card or their willingness to purchase our products and services, and could further result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties, litigation and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations, and cash flows.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered trademarks SiteOne®, LESCO®, and Pro-Trade®. We have not sought to register or protect every one of our marks or brand names either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations, and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, including a management report on internal control over financial reporting, which must be attested to by our independent registered public accounting firm.
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
If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our common stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business, results of operations, and reputation. In addition, we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
We may be subject to securities litigation, which is expensive and could divert management attention and resources from our business.
Our share price has experienced significant volatility recently, and may continue to be volatile in the future. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.
We may be subject to unanticipated changes in our tax provisions, including further changes to applicable U.S. tax laws.
We are subject to income and other taxes in U.S. federal and state jurisdictions, as well as Canada. Changes in applicable U.S. or Canadian tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could impact our tax expense and profitability as was the case upon enactment, in December 2017, of the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, a Global intangible low-taxed income (“GILTI”) provision which required U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets, and a limitation on U.S. interest deductibility based on 30% of adjusted taxable income. Although we have completed the accounting for the tax effects of the 2017 Tax Act as of December 30, 2018, changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, or the interpretation or application thereof, could have a material adverse effect on our financial position, results of operations, and cash flows.

Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business or satisfy our obligations.
As of December 30, 2018 we had $569.3 million aggregate principal amount of total long-term consolidated indebtedness outstanding and $14.7 million of capital leases.
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to a credit agreement dated December 23, 2013, which has been amended pursuant to the First Amendment dated June 13, 2014, the Second Amendment dated January 26, 2015, the Third Amendment dated February 13, 2015, the Fourth Amendment dated October 20, 2015, the Omnibus Amendment dated May 24, 2017, and the Sixth Amendment dated February 1, 2019 (such agreement, as so amended, the “ABL Credit Agreement”), providing for an asset-based loan facility in the amount of up to $375.0 million, subject to availability under a borrowing base, with UBS AG, Stamford Branch, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “ABL Facility”).
Landscape Holding and Landscape are parties to an amended and restated credit agreement dated April 29, 2016, providing for a senior secured term loan facility with UBS AG, Stamford Branch, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (which was amended on November 23, 2016, May 24, 2017, December 12, 2017 and August 14, 2018 and as may be further amended, supplemented, waived or otherwise modified from time to time, the “Term Loan Facility” and, together with the ABL Facility, the “Credit Facilities”), which matures on October 29, 2024. On August 14, 2018, the Term Loan Facility was amended to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche E Term Loans”) in an aggregate principal amount of $347.4 million and (ii) increase the aggregate principal amount of Tranche E Term Loans under the Term Loan Facility to $447.4 million. Proceeds of the Tranche E Term Loans were used to, among other things, repay approximately $96.8 million of borrowings outstanding under the ABL Facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Term Loan Facility Amendments.”
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

•
although we enter into interest rate hedging transactions periodically, we are exposed to the risk of increased interest rates because borrowings under the Credit Facilities and certain floating rate operating and capital leases are at variable rates of interest;

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
Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 30, 2018 each one percentage point change in interest rates would result in an approximately $1.2 million change in the annual interest expense on the amount outstanding under the ABL Facility. As of December 30, 2018, each one percentage point change in interest rates would result in an approximately $1.8 million change in the annual interest expense on the Term Loan Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.
In addition, in certain circumstances, our variable rate indebtedness uses the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.
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
In addition, the ABL Facility is subject to various covenants requiring minimum financial ratios, and our additional borrowings may be limited by these financial ratios. Our ability to comply with the covenants and restrictions contained in the Credit Facilities, may be affected by economic, financial, and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.
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
The final maturity date of the ABL Facility is February 1, 2024. The final maturity date of the Term Loan Facility is October 29, 2024. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
Risks Related to Our Common Stock
Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.
Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of Landscape and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Holdings needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
The stock market in general and our common stock in particular have recently experienced significant volatility, and the market price of our common stock may continue to fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international economic and political factors unrelated to our performance;

•	changes in our customers’ or their end-users’ preferences;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	action by institutional stockholders or other large stockholders, including future sales;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	announcements by us of significant impairment charges;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•	war, terrorist acts and epidemic disease;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.
In particular, we cannot assure that you will be able to resell your shares at or above your purchase price. The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, results of operations, financial condition, and cash flows.
Future sales of shares by us could cause our stock price to decline.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action asserting a claim arising out of or under the General Corporation Law of the State of Delaware (the “DGCL”), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
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
We and our operating companies own and lease a variety of facilities in 45 states and six provinces for branch operations, offices and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings, with secured outside storage yards averaging from 10,000 to 20,000 square feet in some branches. We also lease three facilities that are operated as our South, West and North Distribution Centers. The South Distribution Center is located in Fairburn, Georgia, is approximately 192,000 square feet, and commenced operations in the first quarter of 2017.  The West Distribution Center is located in Colton, California, is approximately 179,000 square feet, and commenced operations in the first quarter of 2018.  The North Distribution Center is located in Carlisle, Pennsylvania, is approximately 201,000 square feet, and commenced operations in the first quarter of 2018. The significant majority of our facilities are subject to operating leases, and we own 16 properties. As of December 30, 2018, we operated over 550 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	70	Oklahoma	5
Florida	60	Wisconsin	5
North Carolina	35	Oregon	4
Texas	35	Hawaii	3
Massachusetts	25	Kentucky	3
New York	21	Nebraska	3
Michigan	20	Nevada	3
New Jersey	19	New Hampshire	3
Georgia	18	Utah	3
South Carolina	18	Delaware	2
Missouri	17	Iowa	2
Virginia	17	Louisiana	2
Illinois	16	Maine	2
Connecticut	15	Arkansas	1
Ohio	13	Mississippi	1
Colorado	12	New Mexico	1
Pennsylvania	12	North Dakota	1
Tennessee	11	Rhode Island	1
Washington	11	South Dakota	1
Indiana	10	Ontario	5
Maryland	10	British Columbia	4
Alabama	6	Alberta	2
Minnesota	6	Manitoba	1
Arizona	5	Québec	1
Idaho	5	Saskatchewan	1
Kansas	5

Item 3. Legal Proceedings

We are not currently involved in any material litigation or arbitration. We anticipate that we will be subject to litigation and arbitration from time to time in the ordinary course of business. At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations, and cash flows. However, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations, and cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Shares of our common stock trade on the NYSE under the symbol “SITE”.
Holders
As of February 22, 2019, there were two registered holders of our common stock. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

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
The graph below presents the Company’s cumulative total shareholder returns relative to the performance of the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index for the period commencing on May 12, 2016 (the Company’s initial day of trading) and ending on December 30, 2018, the end of our last fiscal year. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Return
SiteOne Landscape Supply, Inc.
420
360
300
240
180
120
60
5/12/2016
7/3/2016
10/2/2016
1/1/2017
4/2/2017
7/2/2017
10/1/2017
12/31/2017
4/1/2018
7/1/2018
9/30/2018
12/30/2018
SiteOne Landscape Supply, Inc.
NYSE Composite
S&P 400 Midcap
Dow Jones US Industrial Suppliers Index

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by Issuer and Affiliates Purchasers
None.

Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected balance sheet data as of December 30, 2018 and December 31, 2017 and the statement of operations data for each of the 2018 Fiscal Year, 2017 Fiscal Year, and 2016 Fiscal Year have been derived from our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. The selected balance sheet data as of January 1, 2017, January 3, 2016, and December 28, 2014 and the statement of operations data for the 2015 Fiscal Year and 2014 Fiscal Year have been derived from our audited financial statements and related notes not included in this Annual Report on Form 10-K.
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

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
	(in millions, except share and per share data)
Statement of operations data:
Net sales	$2,112.3	$1,861.7	$1,648.2	$1,451.6	$1,176.6
Cost of goods sold	1,434.2	1,266.2	1,132.5	1,022.5	865.5
Gross profit	678.1	595.5	515.7	429.1	311.1
Selling, general and administrative	578.8	502.2	446.5	373.3	269.0
Other income	8.0	4.5	4.8	4.0	3.1
Operating income	107.3	97.8	74.0	59.8	45.2
Interest and other non-operating expenses	32.1	25.2	22.1	11.4	9.1
Net income before taxes	75.2	72.6	51.9	48.4	36.1
Income tax expense	1.3	18.0	21.3	19.5	14.4
Net income	$73.9	$54.6	$30.6	$28.9	$21.7
Net income (loss) attributable to common shares(1)	$73.9	$54.6	$(91.4)	$(14.8)	$(4.0)
Net income (loss) per common share:
Basic	$1.83	$1.37	$(3.01)	$(1.04)	$(0.29)
Diluted	$1.73	$1.29	$(3.01)	$(1.04)	$(0.29)
Weighted average number of common shares outstanding:
Basic	40,488,196	39,754,595	30,316,087	14,209,843	13,818,138
Diluted	42,633,309	42,193,432	30,316,087	14,209,843	13,818,138

	As of December 30, 2018	As of December 31, 2017	As of January 1, 2017	As of January 3, 2016	As of December 28, 2014
Balance sheet data:	(in millions)
Total assets	1,168.5	910.7	742.6	668.7	555.7
Total debt (2)	558.2	463.6	375.5	177.7	121.7
Redeemable convertible preferred stock	—	—	—	216.8	192.6

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
	(in millions, except share and per share data)
Net income	$73.9	$54.6	$30.6	$28.9	$21.7
Less:
Redeemable convertible preferred stock dividends	—	—	9.6	25.1	21.8
Redeemable convertible preferred stock beneficial conversion feature	—	—	—	18.6	3.9
Special cash dividend paid to preferred stockholders	—	—	112.4	—	—
Net income (loss) attributable to common shares	$73.9	$54.6	$(91.4)	$(14.8)	$(4.0)
______________

(1)
Net income (loss) attributable to common shares represents net income minus accumulated Preferred Stock dividends, any beneficial conversion feature amortized in the period, and special cash dividend paid to preferred stockholders.

(2)	Total debt includes current and non-current portions of long-term debt offset by unamortized debt discount and issuance costs.

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
Overview

SiteOne Landscape Supply, Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as “SiteOne,” the “Company,” “we,” “us” and “our” or individually as “Holdings”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).

We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses and other outdoor spaces. Through our expansive North American network of over 550 branch locations in 45 states and six provinces, we offer a comprehensive selection of more than 120,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help customers operate and grow their businesses.

Presentation

Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30 and September 30, respectively.
This discussion of our financial condition is presented for the 2018 Fiscal Year, which ended on December 30, 2018 and included 52 weeks and 252 Selling Days, the 2017 Fiscal Year, which ended on December 31, 2017 and included 52 weeks and 252 Selling Days, and the 2016 Fiscal Year, which ended on January 1, 2017 and included 52 weeks and 253 Selling Days. “Selling Days” are defined below within the Key Business and Performance Metrics section.
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

Weather Conditions and Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, our net sales and net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation and turf maintenance activities in these quarters, and we have historically incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow storms, wet weather and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt but also may delay construction projects where our products are used.

Industry and Key Economic Conditions

Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods and landscape accessories, for use in the construction of newly built homes, commercial buildings and recreational spaces. The landscape distribution industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, home sales and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape distribution industry also includes a significant amount of agronomics products such as fertilizer, herbicides, and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.

Popular Consumer Trends

Preferences in housing, lifestyle and environmental awareness can also impact the overall level of demand and mix for the products we offer. Examples of current trends we believe are important to our business include a heightened interest in professional landscape services inspired by the popularity of home and garden television shows and magazines; the increasingly popular concept of “outdoor living,” which has been a key driver of sales growth for our hardscapes and outdoor lighting products; and the social focus on eco-friendly products that promote water conservation, energy efficiency, and the adoption of “green” standards.
Acquisitions
In addition to our organic growth we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. As of December 30, 2018, we have invested approximately $300 million in 27 acquisitions since the start of the 2016 Fiscal Year. The following is a summary of the acquisitions completed during the 2018, 2017, and 2016 Fiscal Years:

In December 2018, we acquired the assets and assumed the liabilities of All Around Landscape Supply and Santa Ynez Stone & Topsoil (“All Around”). With four locations in Santa Barbara County, California, All Around is a market leader in the distribution of irrigation, hardscapes, and landscape supplies to landscape professionals.

In October 2018, we acquired the assets and assumed the liabilities of C&C Sand and Stone (“C&C”). With four locations in Colorado, C&C is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

In July 2018, we acquired the assets and assumed the liabilities of Central Pump & Supply, Inc. d/b/a CentralPro (“CentralPro”). With 11 locations throughout Central Florida, CentralPro is a market leader in the distribution of irrigation, lighting, and drainage products to landscape professionals.

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

In March 2018, we acquired the assets and assumed the liabilities of the distribution locations of Village Nurseries Landscape Centers (“Village”). With three locations in Orange, Huntington Beach, and Sacramento, California, Village is a market leader in wholesale nursery distribution.

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
In December 2016, we acquired the assets and assumed the liabilities of East Haven Landscape Products, headquartered in East Haven, Connecticut, adding a full-service landscape supply location along the southeastern Connecticut coast and extending our network of existing full-service locations in Greenwich, Connecticut, Bedford Hills, New York and Windsor, Connecticut. The acquisition gives SiteOne a leading position for nursery, hardscapes, and landscape supplies in the East Haven area.
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

We expect the execution of synergistic acquisitions to continue to be an integral part of our growth strategy, and we intend to continue expanding our product line, geographic reach, market share, and operational capabilities through future acquisitions.

Volume-Based Pricing

We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and their strategic positioning. We generally have annual supplier agreements, and while they generally do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding target purchase volumes. Our ability to earn these volume-based incentives is an important factor in our financial results. In limited cases, we have entered into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer and some nursery stock and grass seed, which may require us to purchase products in the future.

Strategic Initiatives

We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process and invest in more sophisticated information technology systems and data analytics. We are increasingly focusing on our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We are also implementing new inventory planning and stocking system functionalities and evaluating ways to further improve the freight and logistics processes in an effort to reduce costs as well as improve our reliability and level of service. In addition, we work closely with our local branches to improve sales, delivery and branch productivity. We believe we will continue to benefit from the following initiatives, among others:

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

Supply chain initiatives, including the implementation of new inventory planning and stocking systems, the installation of new distribution centers, local hubs in large markets, and local fleet utilization and cost improvement, were initiated in the fourth quarter of 2016 and are expected to continue through 2020.

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

Results of Operations

In the following discussion of our results of operations, we make comparisons among the 2018 Fiscal Year, the 2017 Fiscal Year and the 2016 Fiscal Year.

Consolidated Statements of Operations

	January 1, 2018 to December 30, 2018		January 2, 2017 to December 31, 2017		January 4, 2016 to January 1, 2017
	(in millions)
Net sales	$2,112.3	100.0%	$1,861.7	100.0%	$1,648.2	100.0%
Cost of goods sold	1,434.2	67.9%	1,266.2	68.0%	1,132.5	68.7%
Gross profit	678.1	32.1%	595.5	32.0%	515.7	31.3%
Selling, general and administrative expenses	578.8	27.4%	502.2	27.0%	446.5	27.1%
Other income	8.0	0.4%	4.5	0.2%	4.8	0.3%
Operating income	107.3	5.1%	97.8	5.3%	74.0	4.5%
Interest and other non-operating expenses	32.1	1.5%	25.2	1.4%	22.1	1.3%
Income tax expense	1.3	0.1%	18.0	1.0%	21.3	1.3%
Net income	$73.9	3.5%	$54.6	2.9%	$30.6	1.9%

Comparison of the 2018 Fiscal Year to the 2017 Fiscal Year

Net sales

Net sales for the 2018 Fiscal Year increased 13% to $2,112.3 million as compared to $1,861.7 million for the 2017 Fiscal Year. Organic Daily Sales growth for 2018 Fiscal Year was 4%. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 3% as the Company continued to benefit from strength in the construction and the repair and upgrade end markets offset by challenging weather during the spring and fall construction seasons. Organic Daily Sales for agronomic products grew 7% reflecting strength in the economy, strong sales of grass seed and ice melt, and higher prices resulting from cost inflation. Acquisitions contributed 9%, or $171.9 million, to net sales growth.

Costs of goods sold

Cost of goods sold for the 2018 Fiscal Year increased 13% to $1,434.2 million from $1,266.2 million for the 2017 Fiscal Year. The increase in cost of goods sold was primarily driven by the increased net sales growth, including acquisitions.

Gross profit and gross margin

Gross profit for the 2018 Fiscal Year increased 14% to $678.1 million as compared to $595.5 million for the 2017 Fiscal Year. Gross profit growth was driven by the net sales increase resulting from Organic Sales growth and acquisitions. Gross margin increased 10 basis points to 32.1% in the 2018 Fiscal Year as compared to 32.0% in the 2017 Fiscal Year. Acquisitions were the primary driver of gross margin increase as operational improvement in pricing and category management were largely offset by higher costs including freight.

Selling, general and administrative expenses (operating expenses)

Operating expenses for the 2018 Fiscal Year increased 15% to $578.8 million from $502.2 million for the 2017 Fiscal Year. The increase in operating expenses was primarily driven by investments in strategic initiatives and our growth from acquisitions. Operating expenses as a percentage of net sales increased to 27.4% for the 2018 Fiscal Year compared to 27.0% for the 2017 Fiscal Year. The increase in operating expenses as a percentage of net sales primarily reflected expenses associated with investments and acquisitions. Depreciation and amortization increased $9.2 million to $52.3 million primarily as result of our acquisitions.

Interest expense and other non-operating expense

Interest expense and other non-operating expense increased 27% to $32.1 million in the 2018 Fiscal Year from $25.2 million in the 2017 Fiscal Year. The increase was primarily the result of higher average debt levels and rising interest rates in the 2018 Fiscal Year as compared to the 2017 Fiscal Year.

Income tax (benefit) expense

Income tax expense was $1.3 million during the 2018 Fiscal Year as compared to income tax expense of $18.0 million during the 2017 Fiscal Year.  The effective tax rate was 1.7% during the 2018 Fiscal Year as compared to 24.8% for the 2017 Fiscal Year.  The decrease in the effective rate was due primarily to the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act, a decrease in the Company’s finalized one-time transition tax liability compared to its 2017 enactment-date provisional amount, and an increase in the amount of excess tax benefits recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. Excess tax benefits of $16.3 million were recognized for the 2018 Fiscal Year as compared to $6.8 million for the 2017 Fiscal Year.

     Net income

Net income for the 2018 Fiscal Year increased 35% to $73.9 million as compared to $54.6 million for the 2017 Fiscal Year. The increase in net income was primarily attributable to net sales growth and a lower effective tax rate.

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

Selling, general and administrative expenses (operating expenses)

Operating expenses for the 2017 Fiscal Year increased 12% to $502.2 million from $446.5 million for the 2016 Fiscal Year. The increase in operating expenses was primarily driven by our growth from acquisitions. Operating expenses expressed as a percentage of net sales decreased to 27.0% for the 2017 Fiscal Year compared to 27.1% for the 2016 Fiscal Year. The decrease in operating expenses as a percentage of sales reflects non-recurrence of costs related to our initial public offering which occurred in the 2016 Fiscal Year partially offset by increased investment in marketing, e-Commerce and the sales force. Depreciation and amortization increased $6.1 million to $43.1 million primarily as result of our acquisitions.

Interest expense and other non-operating expense

Interest expense and other non-operating expense increased $3.1 million to $25.2 million in the 2017 Fiscal Year from $22.1 million in the 2016 Fiscal Year. The increase in interest expense was principally driven by the higher debt levels resulting from the refinancing of the Term Loan Facility in the 2016 Fiscal Year and the acquisition investments in the 2017 Fiscal Year.

Income tax (benefit) expense

Income tax expense was $18.0 million during the 2017 Fiscal Year as compared to income tax expense of $21.3 million during the 2016 Fiscal Year. The effective tax rate was 24.8% during the 2017 Fiscal Year as compared to 41.0% for the 2016 Fiscal Year.  The decrease in the effective tax rate was due primarily to (i) the adoption of ASU 2016-09 in the first quarter of 2017, which resulted in the recognition of excess tax benefits as a reduction of Income tax expense in the Company’s Consolidated Statements of Operations, and (ii) the December 2017 enactment of the 2017 Tax Act. The 2017 Tax Act included a number of changes to existing U.S. tax laws, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which required us to re-measure certain deferred tax assets and liabilities in the reporting period in which the 2017 Tax Act was signed into law, and a one-time transition tax on certain foreign earnings that were previously deferred.

Net income

Net income for the 2017 Fiscal Year increased 78% to $54.6 million as compared to $30.6 million for the 2016 Fiscal Year. The increase in net income was primarily attributable to our lower effective tax rate, growth in sales both organically and through acquisitions, and the expansion of gross margin resulting from operational improvements.

Quarterly Results of Operations Data
The following tables set forth certain financial data including our unaudited net sales, cost of goods sold, gross profit, selling, general and administrative expenses, net income (loss) and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss)) for each of the most recent eight fiscal quarters. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions except per share information and percentages, unaudited)
	2018 Fiscal Year					2017 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$2,112.3	$474.6	$578.5	$687.8	$371.4	$1,861.7	$415.7	$502.4	$608.6	$335.0
Cost of goods sold	1,434.2	325.9	387.5	457.9	262.9	1,266.2	283.8	342.1	406.2	234.1
Gross profit	678.1	148.7	191.0	229.9	108.5	595.5	131.9	160.3	202.4	100.9
Selling, general and administrative expenses	578.8	150.1	151.8	145.2	131.7	502.2	133.8	128.1	126.6	113.7
Other income	8.0	2.0	2.3	1.1	2.6	4.5	0.7	1.6	1.3	0.9
Operating income (loss)	107.3	0.6	41.5	85.8	(20.6)	97.8	(1.2)	33.8	77.1	(11.9)
Interest and other non-operating (income) expenses	32.1	8.3	9.2	8.0	6.6	25.2	6.2	6.2	6.6	6.2
Income tax (benefit) expense	1.3	(5.6)	2.4	14.7	(10.2)	18.0	(11.4)	10.7	26.3	(7.6)
Net income (loss)	$73.9	$(2.1)	$29.9	$63.1	$(17.0)	$54.6	$4.0	$16.9	$44.2	$(10.5)
Net income (loss) per common share:
Basic	$1.83	$(0.05)	$0.74	$1.56	$(0.43)	$1.37	$0.10	$0.42	$1.11	$(0.26)
Diluted	$1.73	$(0.05)	$0.70	$1.48	$(0.43)	$1.29	$0.09	$0.41	$1.07	$(0.26)
Adjusted EBITDA(1)	$176.0	$18.1	$60.0	$103.0	$(5.1)	$157.2	$15.3	$48.4	$92.3	$1.2
Net sales as a percentage of annual net sales	100.0%	22.4%	27.4%	32.6%	17.6%	100.0%	22.3%	27.0%	32.7%	18.0%
Gross profit as a percentage of annual gross profit	100.0%	21.9%	28.2%	33.9%	16.0%	100.0%	22.2%	26.9%	34.0%	16.9%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	10.3%	34.1%	58.5%	(2.9)%	100.0%	9.7%	30.8%	58.7%	0.8%

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions, unaudited)
	2018 Fiscal Year					2017 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$73.9	$(2.1)	$29.9	$63.1	$(17.0)	$54.6	$4.0	$16.9	$44.2	$(10.5)
Income tax (benefit) expense	1.3	(5.6)	2.4	14.7	(10.2)	18.0	(11.4)	10.7	26.3	(7.6)
Interest expense, net	32.1	8.3	9.2	8.0	6.6	25.2	6.2	6.2	6.6	6.2
Depreciation & amortization	52.3	14.0	14.1	12.5	11.7	43.1	11.4	11.1	10.8	9.8
EBITDA	159.6	14.6	55.6	98.3	(8.9)	140.9	10.2	44.9	87.9	(2.1)
Stock-based compensation(a)	7.9	1.8	1.9	2.1	2.1	5.9	1.4	1.5	1.6	1.4
(Gain) loss on sale of assets(b)	(0.4)	(0.1)	(0.3)	0.1	(0.1)	0.6	0.4	—	0.1	0.1
Financing fees(c)	0.8	0.1	0.7	—	—	1.7	0.2	0.4	1.1	—
Acquisitions and other adjustments(d)	8.1	1.7	2.1	2.5	1.8	8.1	3.1	1.6	1.6	1.8
Adjusted EBITDA(e)	$176.0	$18.1	$60.0	$103.0	$(5.1)	$157.2	$15.3	$48.4	$92.3	$1.2
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale of assets not in the ordinary course of business.

(c)	Represents fees associated with our debt refinancing and debt amendments, as well as fees incurred in connection with our secondary offerings of common stock in 2017.

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

(e)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days; unaudited)

	2018 Fiscal Year					2017 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$2,112.3	$474.6	$578.5	$687.8	$371.4	$1,861.7	$415.7	$502.4	$608.6	$335.0
Organic sales	1,849.5	404.3	498.2	609.1	337.9	1,770.8	387.1	476.0	578.3	329.4
Acquisition contribution(a)	262.8	70.3	80.3	78.7	33.5	90.9	28.6	26.4	30.3	5.6
Selling Days	252	61	63	64	64	252	61	63	64	64
Organic Daily Sales	$7.3	$6.6	$7.9	$9.5	$5.3	$7.0	$6.3	$7.6	$9.0	$5.1

_____________________________________

(a)	Represents net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2018 Fiscal Year.

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
Our borrowing base capacity under the ABL Facility was $197.5 million as of December 30, 2018, after giving effect to approximately $123.1 million of revolving credit loans under the ABL Facility, a $3.9 million decrease from $127.0 million of revolving credit loans as of December 31, 2017. As of December 30, 2018, we had total cash and cash equivalents of $17.3 million, total debt (net of debt discounts and issuance costs) of $558.2 million and capital leases of $14.7 million.
Working capital was $483.0 million as of December 30, 2018, an increase of $86.9 million as compared to $396.1 million as of December 31, 2017. The increase in working capital is attributable to growth in the business primarily through acquisitions.
Capital expenditures were $14.9 million for the 2018 Fiscal Year and represent an average of 0.7% Net sales over the year. Capital expenditures have averaged $12.7 million annually from the 2016 Fiscal Year to the 2018 Fiscal Year representing an average of 0.7% Net sales over this time period.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	For the year
	January 1, 2018 to December 30, 2018	January 2, 2017 to December 31, 2017	January 4, 2016 to January 1, 2017
	(in millions)
Net cash provided by (used in):
Operating activities	$78.1	$16.3	$72.9
Investing activities	$(164.1)	$(98.6)	$(74.9)
Financing activities	$86.8	$82.5	$(1.8)

Cash flow from operating activities

Cash flow from operating activities for the 2018 Fiscal Year was $78.1 million as compared to $16.3 million for the 2017 Fiscal Year. The increase in operating cash flow reflected increased earnings and improved working capital management.

Cash flow from operating activities for the 2017 Fiscal Year was $16.3 million as compared to $72.9 million for the 2016 Fiscal Year. The decrease in operating cash flow reflects increased working capital resulting from growth in our operations and transition to our new supply chain strategy.
Cash flow used in investing activities
Cash used in investing activities for the 2018 Fiscal Year was $164.1 million as compared to $98.6 million in the 2017 Fiscal Year. An increase in the number of acquisitions in the 2018 Fiscal Year was the primary driver of the higher investment. Capital expenditures of $14.9 million were $0.4 million higher in the 2018 Fiscal Year compared to the 2017 Fiscal Year, driven primarily by investments related to our supply chain initiatives.
Cash used in investing activities for the 2017 Fiscal Year was $98.6 million as compared to $74.9 million in the 2016 Fiscal Year. Acquisition investment increased to $82.9 million in the 2017 Fiscal Year compared to $66.4 million in the 2016 Fiscal Year, reflecting an increase in the number of transactions. Capital expenditures of $14.5 million were $5.7 million higher in the 2017 Fiscal Year compared to the 2016 Fiscal Year, driven primarily by investments in information technology and supply chain related to company initiatives.
Cash flow provided by (used in) financing activities
Cash flow provided by financing activities was $86.8 million for the 2018 Fiscal Year as compared to $82.5 million in the 2017 Fiscal Year. The increase in cash provided by financing activities was primarily attributable to increased borrowings to support our acquisition strategy.
Cash flow from financing activities was $82.5 million for the 2017 Fiscal Year as compared to cash used by financing activities of $1.8 million in the 2016 Fiscal Year. The increase in cash from financing activities was primarily attributable to increased borrowings to support our acquisition strategy.

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
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility may be increased (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to (i) the greater of (a) $175.0 million and (b) 100% of Consolidated EBITDA (as defined in the Amended and Restated Term Loan Credit Agreement) for the trailing 12-month period plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 3.50 to 1.00.
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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 5.21% as of December 30, 2018.

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
ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, and the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances was 4.10% and ranged from 3.25% to 3.32% as of December 30, 2018 and December 31, 2017, respectively. Additionally, the Borrowers pay a 0.250% and 0.250% commitment fee on the unfunded amount of as of December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018, the outstanding balance on the ABL Facility was $123.1 million with a maturity date of October 20, 2020.
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
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the ABL Facility may be increased (or a new term loan facility added) by up to (i) the greater of (a) $175.0 million and (b) 100% of Consolidated EBITDA (as defined in the Amended and Restated Term Loan Credit Agreement) for the trailing 12-month period plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 5.00 to 1.00.
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
Subsequent Events
On February 1, 2019, we entered into the Sixth Amendment to Credit Agreement, to among other things, (i) extend the termination date to February 1, 2024, (ii) increase the aggregate principal amount of the commitments under the ABL Credit Agreement to $375.0 million pursuant to an increase via use of the existing “incremental” provisions of the ABL Credit Agreement, and (iii) amend certain terms of the ABL Credit Agreement and Guarantee and Collateral Agreement.
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
Interest Rate Swaps
The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company entered into various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. For additional information see “Note 8. Long-Term Debt” in the notes to the consolidated financial statements.
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
Contractual Obligations
The following table presents our contractual obligations and commitments as of December 30, 2018.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long term debt, including current maturities(1)	$569.3	$4.5	$133.2	$9.0	$422.6
Interest on long term debt(2)	145.3	28.6	51.2	46.0	19.5
Capital leases(3)	16.0	5.8	7.9	2.3	—
Operating leases	256.0	54.0	83.0	48.6	70.4
Purchase obligations(4)	63.7	40.0	23.6	0.1	—
Total obligations and commitments	$1,050.3	$132.9	$298.9	$106.0	$512.5

_____________________________________

(1)
For additional information see “Note 8. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $11.1 million.

(2)
The interest on long term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of December 30, 2018. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of December 30, 2018. See “Note 8. Long-Term Debt” in the notes to the condensed consolidated financial statements for further information regarding our debt instruments.

(3)	Capital leases consist primarily of leases for delivery vehicles.

(4)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. In addition, this table excludes purchase obligations of acquisitions made since December 30, 2018.

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

Revenue Recognition

We recognize revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. Net sales include billings for freight and handling charges and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates and sales or other revenue-based tax. Provisions for returns are estimated and accrued at the time a sale is recognized. We also have entered into agency agreements with certain of our suppliers whereby we operate as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which we can sell their merchandise. We recognize these agency sales on a net basis and record only the product margin as commission revenue within Net sales.
Sales Incentives
We offer certain customers rebates which are accrued based on sales volumes. In addition, we offer a points-based reward program which allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by us, or to obtain gift cards to other third party retailers. We often receive cash payments from customers in advance of our performance of the customer loyalty reward program resulting in contract liabilities. These contract liabilities are classified as current in our Consolidated Balance Sheets. Contract liabilities are reported on our Consolidated Balance Sheets on a contract-by-contract basis.

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

During the year, we perform periodic cycle counts and write off excess or damaged inventory as needed. Prior to year-end, we conducted a physical inventory and record any necessary additional write-offs.

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
Significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically engage third-party valuation specialists, who work under the direction of management, for more significant acquired tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), a brand’s relative market position, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful life of an intangible asset also requires judgment. All of our acquired intangible assets (e.g., trademarks, customer relationships, and non-compete arrangements) are expected to have finite useful lives. Our assessment as to whether trademarks have an indefinite life or a finite life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the regions in which the brands are sold. Our estimates of the useful lives of finite-lived intangible assets are primarily based on these same factors.
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
A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $3.0 million.
Credit Risk
We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 10% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 2.0% of gross receivables as of December 30, 2018.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 27, 2019

We have served as the Company's auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$17.3	$16.7
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $4.7 for 2018 and 2017, respectively	285.3	219.9
Inventory, net	411.7	338.3
Income tax receivable	10.0	2.7
Prepaid expenses and other current assets	41.1	24.3
Total current assets	765.4	601.9

Property and equipment, net (Note 4)	88.4	75.5
Goodwill (Note 5)	148.4	106.5
Intangible assets, net (Note 5)	155.6	112.8
Other assets	10.7	14.0
Total assets	$1,168.5	$910.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$184.6	$124.1
Current portion of capital leases (Note 6)	5.2	4.9
Accrued compensation	42.1	40.1
Long term debt, current portion (Note 8)	4.5	3.5
Accrued liabilities	46.0	33.2
Total current liabilities	282.4	205.8

Other long-term liabilities	14.0	16.8
Capital leases, less current portion (Note 6)	9.5	6.8
Deferred tax liabilities (Note 1 and Note 9)	7.1	8.4
Long term debt, less current portion (Note 1 and Note 8)	553.7	460.1
Total liabilities	866.7	697.9

Commitments and contingencies (Note 11)

Stockholders’ equity (Note 1 and Note 12):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 40,910,992 and 39,977,181 shares issued, and 40,890,081 and 39,956,270 shares outstanding at December 30, 2018 and December 31, 2017, respectively	0.4	0.4
Additional paid-in capital	242.1	227.8
Retained earnings (accumulated deficit)	60.1	(15.1)
Accumulated other comprehensive loss	(0.8)	(0.3)
Total stockholders’ equity	301.8	212.8
Total liabilities and stockholders’ equity	$1,168.5	$910.7
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Net sales	$2,112.3	$1,861.7	$1,648.2
Cost of goods sold	1,434.2	1,266.2	1,132.5
Gross profit	678.1	595.5	515.7

Selling, general and administrative expenses	578.8	502.2	446.5
Other income	8.0	4.5	4.8
Operating income	107.3	97.8	74.0

Interest and other non-operating expenses	32.1	25.2	22.1
Net income before taxes	75.2	72.6	51.9
Income tax expense	1.3	18.0	21.3
Net income	73.9	54.6	30.6
Less:
Redeemable convertible preferred stock dividends	—	—	9.6
Special cash dividend paid to preferred stockholders	—	—	112.4
Net income (loss) attributable to common shares	$73.9	$54.6	$(91.4)

Net income (loss) per common share:
Basic	$1.83	$1.37	$(3.01)
Diluted	$1.73	$1.29	$(3.01)
Weighted average number of common shares outstanding:
Basic	40,488,196	39,754,595	30,316,087
Diluted	42,633,309	42,193,432	30,316,087

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Net income	$73.9	$54.6	$30.6
Foreign currency translation adjustments	(0.8)	0.5	—
Unrealized gain on interest rate swaps, net of taxes	0.3	0.4	—
Comprehensive income	$73.4	$55.5	$30.6

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 3, 2016	14,250.1	$0.1	$113.1	$(24.2)	$(1.2)	$87.8
Net income	—	—	—	30.6	—	30.6
Redeemable convertible preferred stock dividends	—	—	0.8	(13.8)	—	(13.0)
Special cash dividend paid to preferred and common stockholders	—	—	(113.7)	(62.3)	—	(176.0)
Issuance of common shares from conversion of redeemable convertible preferred stock	25,303.1	0.3	216.5	—	—	216.8
Issuance of common shares under stock based compensation plan	34.4	—	0.2	—	—	0.2
Excess tax benefits from stock based compensation	—	—	0.3	—	—	0.3
Treasury stock	(11.0)		(0.1)	—	—	(0.1)
Stock based compensation	—	—	2.2	—	—	2.2
Balance at January 1, 2017	39,576.6	$0.4	$219.3	$(69.7)	$(1.2)	$148.8
Net income	—	—	—	54.6	—	54.6
Other comprehensive income	—	—	—	—	0.9	0.9
Issuance of common shares under stock based compensation plan	379.6	—	2.6	—	—	2.6
Stock based compensation	—	—	5.9	—	—	5.9
Balance at December 31, 2017	39,956.2	$0.4	$227.8	$(15.1)	$(0.3)	$212.8
Adoption of ASU 2014-09 (Note 1)	—	—	—	1.3	—	1.3
Net income	—	—	—	73.9	—	73.9
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Issuance of common shares under stock based compensation plan	933.9	—	6.4	—	—	6.4
Stock based compensation	—	—	7.9	—	—	7.9
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Cash Flows from Operating Activities:
Net income	$73.9	$54.6	$30.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.5	17.6	14.2
Stock-based compensation	7.9	5.9	4.7
Amortization of software and intangible assets	30.8	25.5	22.8
Amortization of debt related costs	3.1	3.0	2.5
Loss on extinguishment of debt	0.7	0.1	1.7
(Gain) loss on sale of equipment	(0.4)	0.6	—
Deferred income taxes	(7.1)	(16.5)	(9.9)
Other	(0.6)	0.1	(0.3)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(43.4)	(40.5)	(18.7)
Inventory	(38.5)	(31.0)	(0.6)
Income tax receivable	(6.0)	(1.0)	6.6
Prepaid expenses and other assets	(8.9)	(12.2)	0.2
Accounts payable	40.4	7.1	8.2
Accrued expenses and other liabilities	4.7	3.0	10.9
Net Cash Provided By Operating Activities	$78.1	$16.3	$72.9

Cash Flows from Investing Activities:
Purchases of property and equipment	(14.9)	(14.5)	(8.8)
Purchases of intangible assets	(5.0)	(1.5)	—
Acquisitions, net of cash acquired	(147.7)	(82.9)	(66.4)
Proceeds from the sale of property and equipment	3.5	0.3	0.3
Net Cash Used In Investing Activities	$(164.1)	$(98.6)	$(74.9)

Cash Flows from Financing Activities:
Equity proceeds from common stock	6.7	2.7	0.2
Purchase of treasury stock	—	—	(0.2)
Special cash dividend	—	—	(176.0)
Other dividends paid	—	—	(13.0)
Borrowings under term loan	447.4	649.5	570.9
Repayments under term loan	(350.3)	(598.3)	(336.2)
Borrowings on asset-based credit facility	406.0	386.4	355.5
Repayments on asset-based credit facility	(410.0)	(350.4)	(392.5)
Payments of debt issue costs	(2.4)	(2.2)	(4.2)
Payments on capital lease obligations	(6.2)	(5.1)	(4.2)
Payments of acquisition related contingent obligations	(4.0)	—	—
Other financing activities	(0.4)	(0.1)	(2.1)
Net Cash Provided By (Used In) Financing Activities	$86.8	$82.5	$(1.8)

Effect of exchange rate on cash	(0.2)	0.2	—
Net Change In Cash	0.6	0.4	(3.8)

Cash and cash equivalents:
Beginning	16.7	16.3	20.1
Ending	$17.3	$16.7	$16.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	26.2	23.9	16.5
Cash paid during the year for income taxes	14.5	35.9	24.3

Supplemental Disclosures of Noncash Investing and Financing Information:
Acquisition of property and equipment through capital leases	7.4	5.8	4.3

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada and other countries. As of December 30, 2018, the Company had over 550 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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
On December 23, 2013 (the “Closing Date”), the Company acquired 100% of the ownership interest in Landscape Holding from Deere in exchange for common shares of the Company initially representing 40% of the outstanding capital stock (on an as-converted basis) plus cash consideration of approximately $314 million, net of pre-closing and post-closing adjustments. In order to facilitate the transaction, the Company issued Redeemable Convertible Preferred Stock to Clayton, Dubilier & Rice, LLC (“CD&R”) for total consideration of $174 million initially representing 60% of the outstanding capital stock (on an as-converted basis). As part of the same transaction, Landscape Holding also acquired from Deere the affiliated company LESCO, Inc. (“LESCO”). The Company continues to be the sole owner of Landscape Holding. The aforementioned transactions described in this paragraph are referred to herein as the “CD&R Acquisition”.
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
The accompanying audited consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
The Consolidated Statements of Operations, Comprehensive income (loss), Equity and Cash Flows for the Company are presented for the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The years ended December 30, 2018, December 31, 2017 and January 1, 2017 each included 52 weeks.
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
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Beginning balance	$4.7	$4.3	$3.6
Provision (reduction) for allowance	2.9	2.0	1.1
Write-offs, net of recoveries	(1.7)	(1.6)	(0.4)
Ending balance	$5.9	$4.7	$4.3
Inventory: The majority of the Company’s inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was approximately $6.8 million and $5.1 million as of December 30, 2018 and December 31, 2017, respectively.

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
Acquisitions: When the Company acquires a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, the acquisition method described in ASC Topic 805, Business Combinations, is applied. The Company allocates the purchase consideration paid to acquire the business to the assets and liabilities acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. If during the measurement period (a period not to exceed 12 months from the acquisition date) the Company receives additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown, the Company makes the appropriate adjustments to the purchase price allocation in the reporting period in which the adjustments are identified.
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
With the issuance of Accounting Standards Update 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in January 2017, the impairment test is now a single-step process. The process requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted ASU 2017-04 in July 2017 with its annual goodwill impairment test. No impairment of goodwill has occurred during the periods presented. See Note 5 for a more detailed description of goodwill.
Intangible assets, net: Intangible assets include customer relationships, and trademarks and other intangibles, acquired through acquisitions. Intangibles assets with finite useful lives are amortized on an accelerated method or a straight-line of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. The Company considers the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. The majority of customer relationships are amortized on an accelerated method. Refer to Note 5 for a more detailed description of intangible asset amortization.
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
If the recoverability test indicates the asset group balances are not recoverable, the Company would recognize an impairment charge to reduce the long-lived asset balances based on the fair value of the asset group. The amount of such impairment would be charged to operations in the current period. There were no impairment charges recognized during the years ended December 30, 2018, December 31, 2017 and January 1, 2017.
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
Interest Rate Swaps: The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on its syndicated senior Term Loan Facility. For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company has designated these swaps as cash flow hedges, for which the Company records the effective portions of changes in the fair value, net of tax, in other comprehensive income (loss). To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings.
Revenue recognition: The Company recognizes revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. Net sales include billings for freight and handling charges and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates and sales or other revenue-based tax. Provisions for returns are estimated and accrued at the time a sale is recognized. The Company also has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which the Company can sell their merchandise. The Company recognizes these agency sales on a net basis and records only the product margin as commission revenue within Net sales.

Sales incentives: The Company offers certain customers rebates which are accrued based on sales volumes. In addition, the Company offers a points-based reward program which allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third party retailers. The Company often receives cash payments from customers in advance of the Company’s performance of the customer loyalty reward program resulting in contract liabilities. These contract liabilities are classified as current in the Company’s Consolidated Balance Sheets. Contract liabilities are reported on the Company’s Consolidated Balance Sheets on a contract-by-contract basis.
Sales taxes: The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use, value-added and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from sales).
Cost of goods sold: Cost of goods sold includes all inventory costs, such as purchase price from suppliers, net of any rebates received, as well as inbound freight and handling, and other costs associated with the inventory and is exclusive of the costs to deliver the products to customers.
Shipping and handling costs: Shipping and handling costs associated with inbound freight are included in Cost of goods sold.
Warranty reserves: Provisions for estimated warranty costs for the return of nursery product are provided for in the same period the related sales are recorded. The Company offers product warranties on selected nursery items. The warranty reserve is based on historical and current trends. The warranty reserve included in Accrued liabilities was approximately $0.5 million and $0.5 million as of December 30, 2018 and December 31, 2017, respectively.
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
Advertising costs: Advertising costs are charged to expense as incurred and were approximately $3.1 million, $2.1 million, and $0.9 million, during the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
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

Refer to Note 7 for further details regarding stock-based compensation.

Other income: Other income consists primarily of financing charges, net gain/loss on sale of assets, and the fair value adjustments of acquisition related contingent obligations.
Income taxes: The Company files a consolidated federal income tax return and files both combined or unitary state income tax returns as well as separate state income tax returns in certain jurisdictions. Deferred taxes are provided on an asset and liability method in which deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income.

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return based on its estimate of whether, and the extent to which, additional taxes will be due. The Company recognizes interest, if any, related to unrecognized tax benefits within Interest and other non-operating expenses, and recognizes penalties in Selling, general and administrative expenses.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, a Global intangible low-taxed income (“GILTI”) provision which required U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets, and a limitation on U.S. interest deductibility based on 30% of adjusted taxable income. In fiscal 2017 and the nine months ended September 30, 2018, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. The Company recorded provisional amounts because the Company had not yet completed its accounting for the effects of the 2017 Tax Act. In December 2018, the Company recorded adjustments to the accounting effects of the 2017 Tax Act that included the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities, recording GILTI related to income earned from foreign jurisdictions, adjusting the limitation of deductible meals and entertainment, and adjusting its interest deductibility based on 30% of adjusted taxable income. See Note 9 for further information pertaining to income taxes.
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
Beneficial conversion features: The Company had issued Redeemable Convertible Preferred Stock with dividends that were paid-in-kind. The Company recorded paid-in-kind dividends at carrying value on the issuance date. The paid-in-kind dividends in the form of Redeemable Convertible Preferred Stock contained the same conversion rate as the Redeemable Convertible Preferred Stock issued on the Closing Date. For certain Redeemable Convertible Preferred Stock issued as dividends paid-in-kind, the stated conversion price was determined to be less than the common stock price as of the dividend payment date resulting in the recognition of a beneficial conversion feature (“BCF”) in additional paid-in capital. Since the Redeemable Convertible Preferred Stock did not have a fixed or determinable redemption date and was readily convertible at any time, the Company immediately amortized any BCF recognized through retained earnings. The Redeemable Convertible Preferred Stock converted to common stock in accordance to its terms on May 16, 2016.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 adds new disclosure requirements, amends existing ones and removes the requirement for entities to disclose amounts of hedge ineffectiveness. In addition, an entity must now provide tabular disclosures regarding: both (i) the total amounts reported in the statement of financial performance for each income and expense line item that is affected by fair value or cash flow hedging and (ii) the effects of hedging on those line items; and the carrying amounts and cumulative basis adjustments of items designated and qualifying as hedged items in fair value hedges. Early adoption is permitted in any interim period after issuance of ASU 2017-12. The Company adopted ASU 2017-12 in the third quarter of the 2017 Fiscal Year. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends existing revenue recognition standards and establishes a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company adopted ASU 2014-09 and related amendments in the first quarter of fiscal year 2018 using the modified retrospective transition method.  The Company concluded that it has substantially similar performance obligations under the amended guidance as compared with deliverables and units of account previously recognized. Additionally, the Company made policy elections within the amended standard that are consistent with its previous accounting. The adoption of ASU 2014-09 resulted in additional revenue recognition disclosures (refer to Note 2), and had an immaterial impact on the timing of revenue recognition related to its customer loyalty rewards program. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets was as follows (in millions):

	For the year January 1, 2018 to December 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Statements of Operations
Net sales	$2,112.3	$2,112.3	$—
Cost of goods sold	1,434.2	1,434.2	—
Income tax expense	1.3	1.3	—
Net income	73.9	73.9	—

	December 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Balance Sheets
Assets
Prepaid expenses and other current assets	$41.1	$38.7	$2.4

Liabilities
Accrued liabilities	46.0	45.4	0.6
Deferred tax liabilities	7.1	6.6	0.5

Equity
Retained earnings	60.1	58.8	1.3
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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which was effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance in December 2017 of SAB 118. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allowed disclosure that some or all of the income tax effects from the 2017 Tax Act were incomplete by the due date of the financial statements and requested entities provide a reasonable estimate if possible. In fiscal 2017 and the nine months ended September 30, 2018, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act. As of December 30, 2018, the Company has completed its accounting for the income tax effects of the 2017 Tax Act.
Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, amended by subsequent ASUs (collectively “ASC 842”), which supersedes the guidance for recognition, measurement, presentation and disclosures of lease arrangements. The amended standard requires recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the right-of-use asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases less than 12 months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company will make this election. Additionally, in preparation for the new requirements, the Company has substantially completed its evaluation of the lease agreements subject to ASC 842 and is in the final stages of implementing a new lease accounting system and related processes and controls. The Company will adopt ASC 842 commencing in the first quarter of fiscal year 2019 using a modified transition approach under which prior comparative periods will not be adjusted as permitted by the guidance. Further, the new standard provides a number of optional practical expedients. The Company expects to elect the package of practical expedients, which permits not reassessing its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company anticipates making the election for certain classes of underlying asset to not separate non-lease components from lease components. However, the Company does not expect to elect the lease term hindsight practical expedient. While the Company is continuing to assess the potential impacts of ASC 842, the Company estimates that the adoption of the new standard will result in the recognition of lease liabilities in the range of approximately $200 million to $225 million, with corresponding right of use assets on its Consolidated Balance Sheets, and no material impact to its Consolidated Statements of Operations. The liabilities will be calculated as the present value of the remaining minimum rental payments for existing operating leases. The impact of ASC 842 is non-cash in nature and not anticipated to affect the Company's Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”), for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for the Company commencing in the first quarter of fiscal year 2020. The guidance must be applied using a cumulative-effect transition method. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The FASB is providing ongoing guidance on certain accounting and tax effects of the legislation in the 2017 Tax Act, which was enacted in December 2017. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company commencing in the first quarter of fiscal year 2019. The Company is currently evaluating the amended guidance and does not anticipate the adoption to have a material impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”) which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 will be effective for the Company commencing in the first quarter of fiscal year 2019. The Company is currently evaluating the amended guidance and does not anticipate the adoption to have a material impact on its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”) which amends ASC 350-402 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350 and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. The ASU does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. ASU 2018-15 will be effective for the Company commencing in the first quarter of fiscal year 2020. The Company anticipates early adopting the amended guidance on a prospective application basis during the first quarter of fiscal year 2019.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. For public entities who have adopted ASU 2017-12, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which for the Company is the first quarter of fiscal 2019. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category:

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Landscaping products(a)	$1,468.4	$1,265.4	$1,080.3
Agronomic and other products(b)	643.9	596.3	567.9
	$2,112.3	$1,861.7	$1,648.2
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
As of December 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.4 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, deferred revenue and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of December 30, 2018 and at the date of adoption of ASC 606, contract liabilities were $7.4 million and $7.3 million, respectively, and are included within accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 30, 2018 is primarily a result of cash payments received in advance of satisfying performance obligations, offset by $6.7 million of revenue recognized during the period.

Note 3. Acquisitions
From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company made various acquisitions during the years ended December 30, 2018, December 31, 2017 and January 1, 2017. The following acquisitions had an aggregate purchase price of approximately $148.9 million, $83.1 million $67.9 million, and deferred contingent consideration of approximately $5.7 million, $5.0 million and $0.0 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. The aggregate assets acquired were approximately $142.2 million, $67.6 million and $67.4 million, aggregate liabilities assumed were approximately $29.3 million, $15.4 million and $21.9 million, and excess purchase price attributed to goodwill acquired were approximately $41.7 million, $35.9 million and $22.4 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. The Company has completed the acquisition accounting for each acquisition made during the 2017 Fiscal Year and the acquisition of Pete Rose in January 2018. The Company recorded the preliminary acquisition accounting for the remaining acquisitions completed during the 2018 Fiscal Year at their estimated fair values as of the respective acquisition dates.

•
In December 2018, the Company acquired the assets and assumed the liabilities of All Around Landscape Supply and Santa Ynez Stone & Topsoil (“All Around”). With four locations in Santa Barbara County, California, All Around is a market leader in the distribution of irrigation, hardscapes, and landscape supplies to landscape professionals.

•
In October 2018, the Company acquired the assets and assumed the liabilities of C&C Sand and Stone (“C&C”). With four locations in Colorado, C&C is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•
In July 2018, the Company acquired the assets and assumed the liabilities of Central Pump & Supply, Inc. d/b/a CentralPro (“CentralPro”). With 11 locations throughout Central Florida, CentralPro is a market leader in the distribution of irrigation, lighting, and drainage products to landscape professionals.

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

•
In November 2016, the Company acquired the assets and assumed the liabilities of the landscape distribution businesses of Loma Vista Nursery, Inc., a leader in the distribution of nursery and hardscape products to landscape professionals with two locations serving customers in Missouri and Kansas.

•
In September 2016, the Company acquired the assets and assumed the liabilities of Glen Allen Nursery & Garden Center, Inc. (“Glen Allen”). With one location in Richmond, Virginia, Glen Allen is a leader in the distribution of nursery products to landscape professionals.

•
In August 2016, the Company acquired the assets and assumed the liabilities of Bissett Nursery Corp. and acquired all of the outstanding stock of Bissett Equipment Corp. (collectively, “Bissett”). Headquartered in Holtsville, New York, Bissett is a leader in the distribution of nursery, hardscapes, landscape supplies as well as equipment sales, rental and repairs to landscape professionals with three locations serving customers throughout the New York City metropolitan area.

•
In April 2016, the Company acquired the assets and assumed the liabilities of Blue Max Materials, Inc., Blue Max Materials of Charleston, Inc., Blue Max Materials of Columbia, Inc. and Blue Max Materials of the Grand Strand, Inc., which together comprise Blue Max Materials (collectively “Blue Max”), a hardscapes and landscape supplier with five locations serving North Carolina and South Carolina.

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

Note 4. Property and Equipment
Property and equipment consisted of the following (in millions):

	December 30, 2018	December 31, 2017
Land	$12.2	$14.5
Buildings and leasehold improvements:
Buildings	7.9	8.6
Leasehold improvements	20.5	17.0
Branch equipment	36.8	24.8
Office furniture and fixtures and vehicles:
Office furniture and fixtures	19.1	14.6
Vehicles	58.1	44.2
Tooling	0.1	0.1
Construction in process	2.0	3.0
Total Property and equipment, gross	156.7	126.8
Less: accumulated depreciation	68.3	51.3
Total Property and equipment, net	$88.4	$75.5
Property and equipment includes vehicles acquired through capital leases of approximately $41.5 million and $35.2 million and related accumulated depreciation of approximately $25.9 million and $20.1 million as of December 30, 2018 and December 31, 2017, respectively.
Depreciation expense was approximately $21.5 million, $17.6 million and $14.2 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 respectively.
Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at December 30, 2018 and December 31, 2017 were approximately $8.9 million and $7.7 million, less accumulated amortization of approximately $5.2 million and $3.5 million, respectively. Amortization of these software costs was approximately $2.1 million, $1.6 million and $1.1 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 30, 2018 and December 31, 2017 are as follows (in millions):

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Beginning balance	$106.5	$70.8
Goodwill acquired during the year	41.7	35.9
Goodwill adjusted during the year	0.2	(0.2)
Ending balance	$148.4	$106.5

There have been no impairments of our goodwill for the years ended December 30, 2018, December 31, 2017 and January 1, 2017.
Intangible Assets
The following table summarizes the components of intangible assets (in millions):

		December 30, 2018			December 31, 2017
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.5 years	$243.0	$95.6	$147.4	$178.5	$70.2	$108.3
Trademarks and other	3.6 years	14.6	6.4	$8.2	7.7	3.2	4.5
Total intangibles		$257.6	$102.0	$155.6	$186.2	$73.4	$112.8
During the year ended December 30, 2018, the Company recorded $71.4 million of intangible assets, including $64.5 million in customer relationship intangibles and $6.9 million in trademarks and other intangibles as a result of the acquisitions completed in 2018 as described in Note 3.
During the year ended December 31, 2017, the Company recorded $33.5 million of intangible assets, including $30.8 million in customer relationship intangibles and $2.7 million in trademarks and other intangibles as a result of the acquisitions completed in 2017 as described in Note 3.
The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately six years.
Amortization expense for intangible assets for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was approximately $28.7 million, $23.9 million, and $21.7 million, respectively.

Total future amortization estimated as of December 30, 2018, is as follows (in millions):

Fiscal year ending:
2019	$30.2
2020	24.4
2021	20.3
2022	16.7
2023	13.4
Thereafter	50.6
Total future amortization	$155.6

Note 6. Capital Leases
Capital leases, consisting of vehicle leases, included the following (in millions except payment information):

	December 30, 2018	December 31, 2017
Capital lease obligations with rates ranging from 2.0% to 5.7% maturing through December 2023; with current monthly payments of approximately $0.6 million	$14.7	$11.7
Less current maturities	5.2	4.9
Total Capital leases, less current portion	$9.5	$6.8

Future minimum lease payments under capital leases are due as follows (in millions):

Fiscal year:
2019	$5.8
2020	4.3
2021	3.6
2022	1.9
2023 and Thereafter	0.4
Total minimum lease payments	16.0
Less amounts representing interest	1.3
Present value of future minimum lease payments	$14.7
Interest expense on capital leases was approximately $1.3 million, $0.5 million and $0.4 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $7.5 million, $6.4 million and $5.7 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

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
The Company adopted the Omnibus Incentive Plan on April 28, 2016 in connection with the IPO. Upon the adoption of the Omnibus Incentive Plan, the Stock Incentive Plan terminated and no additional awards were made thereunder. However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. Awards under the Omnibus Incentive Plan may be made in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance units; stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. Any shares covered by an award, or any portion thereof, granted under the Omnibus Incentive Plan or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the Omnibus Incentive Plan will again be available for issuance. The RSUs and options granted to employees vest over a four-year period at 25 percent per year. The DSUs granted to non-employee directors vest immediately. Options and RSUs expire ten years after the date of grant. The compensation cost for options and RSUs is recognized on a straight-line basis over the requisite vesting period. The aggregate number of shares which may be issued under the Omnibus Incentive Plan is 2,000,000 shares of which 1,068,528 remain as of December 30, 2018.
The estimated grant-date fair value of stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	December 30, 2018	December 31, 2017	January 1, 2017
Risk-free interest rate	2.77%	2.11%	1.43%
Expected dividends	—	—	—
Expected volatility	25%	30%	30%
Expected term (in years)	6.25	6.25	6.25
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

The following table summarizes the information about stock options as of and for the years ended December 30, 2018 and December 31, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	3,162.6	$7.98	7.86	$84.6
Granted	400.4	40.28
Exercised	(355.8)	7.52
Expired or forfeited	(53.3)	11.83
Outstanding as of December 31, 2017	3,153.9	$12.07	7.13	$203.8
Granted	289.2	76.77
Exercised	(915.0)	7.34
Expired or forfeited	(64.6)	33.18
Outstanding as of December 30, 2018	2,463.5	$20.87	6.30	$91.5
Exercisable as of December 30, 2018	1,469.3	9.10	5.44	68.3
Unvested and expected to vest after December 30, 2018	994.2	$38.26	7.57	$23.2
The weighted-average grant-date fair values of options granted during the year ended December 30, 2018 was $24.08 per option.
The total stock option and DSU expense was $6.5 million for the year ended December 30, 2018 and $5.4 million for the year ended December 31, 2017. There were $9.4 million and $9.4 million of unrecognized compensation cost from stock options and DSUs granted under the plan at December 30, 2018 and December 31, 2017, respectively. The unrecognized option and DSU related compensation is expected to be recognized over a weighted-average period of approximately 2.51 years.

The following table summarizes the information about RSUs as of and for the years ended December 30, 2018 and December 31, 2017:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	63.2	$37.45
Granted	43.8	76.57
Vested	(16.9)	36.74
Expired or forfeited	(4.2)	54.15
Outstanding as of December 30, 2018	85.9	$56.74
The total RSU expense was $1.4 million for the year ended December 30, 2018 and $0.5 million for the year ended December 31, 2017. There were $3.6 million and $1.9 million of unrecognized compensation cost from RSUs granted under the plan at December 30, 2018 and December 31, 2017, respectively. The unrecognized RSU related compensation is expected to be recognized over a weighted-average period of approximately 2.79 years.

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	December 30, 2018	December 31, 2017
ABL facility	$123.1	$127.0
Term loan facility	446.2	349.1
Total gross long-term debt	569.3	476.1
Less: unamortized debt issuance costs and discounts on debt	(11.1)	(12.5)
Total debt	$558.2	$463.6
Less: current portion	(4.5)	(3.5)
Total long-term debt	$553.7	$460.1

ABL Facility:
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, and the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $325.0 million, subject to borrowing base availability. As of December 30, 2018, the maturity date of the ABL Facility was October 20, 2020. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $197.5 million and $162.0 million as of December 30, 2018 and December 31, 2017, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 2.00% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 1.00%. The interest rates on outstanding balances were 4.10% and ranged from 3.25% to 3.32% as of December 30, 2018 and December 31, 2017, respectively. Additionally, the Borrowers pay a 0.250% and 0.250% commitment fee on the unfunded amount of as of December 30, 2018 and December 31, 2017, respectively.
The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants requiring minimum financial ratios and additional borrowings may be limited by these financial ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest in collateral pledged under the agreement, or restrict the Borrowers’ ability to obtain additional borrowings under these agreements.
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of December 30, 2018, the Company is in compliance with all of the ABL Facility covenants.
Term Loan Facility:
The Borrowers entered into the Term Loan Facility dated April 29, 2016 in the initial amount of $275.0 million, which was amended on November 23, 2016, May 24, 2017, December 12, 2017 and August 14, 2018 (the “Term Loan Facility”). The Term Loan Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Term Loan Facility has a first lien on Property and equipment, Intangibles, and equity interests of Landscape, and a second lien on ABL Facility assets. In connection with the amendment on August 14, 2018, the final maturity date of the Term Loan Facility was extended to October 29, 2024.
Term Loan Facility Amendments:

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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 5.21% as of December 30, 2018.
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
The Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement, which information is hereby incorporated by reference, for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of December 30, 2018, the Company is in compliance with all of the Term Loan Facility covenants.
During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the Company incurred total interest expenses of $32.1 million, $25.2 million and $22.1 million, respectively, of which $27.1 million, $21.8 million and $17.6 million, respectively, related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the refinancing and amendments of the Term Loan Facility and ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.7 million, $0.1 million and $1.7 million, were written off to expense, and new discounts and debt issuance costs of $2.4 million, $2.2 million and $7.0 million, were capitalized during the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. Amortization expense related to debt issuance costs and discounts was $3.1 million, $3.0 million and $2.5 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. The remaining $1.2 million, $0.3 million and $0.3 million of interest is primarily related to capital leases, partially offset by purchase accounting adjustments for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
Maturities of long-term debt outstanding, in principal amounts at December 30, 2018 are summarized below (in millions):

Fiscal year:
2019	$4.5
2020	128.7
2021	4.5
2022	4.5
2023	4.5
Thereafter	422.6
Total	$569.3

Interest Rate Swaps

The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company entered into various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The following table provides additional details related to the swap contracts:

Derivatives designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Forward-starting interest rate swap 1	June 30, 2017	March 11, 2019	June 11, 2021	$58.0	2.1345%	Cash flow
Forward-starting interest rate swap 2	June 30, 2017	March 11, 2019	June 11, 2021	116.0	2.1510%	Cash flow
Forward-starting interest rate swap 3	December 17, 2018	July 14, 2020	January 14, 2024	34.0	2.9345%	Cash flow
Forward-starting interest rate swap 4	December 24, 2018	January 14, 2019	January 14, 2023	50.0	2.7471%	Cash flow
Forward-starting interest rate swap 5	December 26, 2018	January 14, 2019	January 14, 2023	90.0	2.7250%	Cash flow

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017 (in millions):

	Derivative Assets				Derivative Liabilities
	December 30, 2018		December 31, 2017		December 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$0.7	Prepaid expenses and other current assets	$—	Other long-term liabilities	$0.7	Other long-term liabilities	$—
	Other assets	1.1	Other assets	0.6
Total derivatives		$1.8		$0.6		$0.7		$—

The Company will recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on its Consolidated Balance Sheets. As of December 30, 2018, the fair value of the forward-starting interest rate swaps in the amount of $0.7 million, net of taxes, was recorded in Accumulated other comprehensive income (loss). To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings immediately. For the year ended December 30, 2018, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in Accumulated other comprehensive income (loss) related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $0.5 million as of December 30, 2018. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
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

Note 9. Income Taxes

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, a Global intangible low-taxed income (“GILTI”) provision which required

U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets, and a limitation on U.S. interest deductibility based on 30% of adjusted taxable income. In fiscal 2017 and the nine months ended September 30, 2018, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act in accordance with SAB 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. The Company recorded provisional amounts because the Company had not yet completed its accounting for the effects of the 2017 Tax Act. In December 2018, the Company recorded adjustments to the accounting effects of the 2017 Tax Act that included the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, adjusting deferred tax assets and liabilities, recording GILTI related to income earned from foreign jurisdictions, adjusting the limitation of deductible meals and entertainment, and adjusting its interest deductibility based on 30% of adjusted taxable income.

SAB 118 measurement period

As of December 31, 2017, and throughout 2018, the Company applied the guidance of SAB 118 when accounting for the tax effects of the 2017 Tax Act. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the following aspects of the 2017 Tax Act: one-time transition tax, re-measurement of deferred taxes and liabilities, and the tax on GILTI. As of December 30, 2018, the Company has now completed its accounting for all of the enactment-date income tax effects of the 2017 Tax Act, as well as 2017 Tax Act effects first applicable in 2018. As further discussed below, the Company recorded adjustments of approximately $1.1 million to the provisional amounts recorded as of December 31, 2017, and included these adjustments as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The changes to the 2017 enactment-date provisional amounts decreased the effective tax rate in 2018 by approximately 1.5%.

One-time transition tax

The Company calculated the one-time transition tax based on its total post-1986 earnings and profits, which was the tax previously deferred from U.S. income taxes under U.S. law. As of December 31, 2017, the Company recorded a provisional amount for the transition tax liability of its foreign subsidiary of $1.3 million.

Upon further analysis of the 2017 Tax Act, including notices and proposed regulations issued by the U.S. taxing authorities, the Company finalized its calculations of the one-time transition tax liability during 2018. As a result, the Company decreased its December 31, 2017 provisional income tax expense by approximately $1.0 million , which is included as a component of Income tax expense in the Company’s Consolidated Statements of Operations. As of December 30, 2018, the Company has fully paid its one-time transition tax liability.

Deferred tax assets and liabilities

As of December 31, 2017, the Company re-measured certain federal deferred tax assets and liabilities based on the rates at which these items were expected to reverse in the future (which was generally 21%), by recording a provisional benefit of $4.5 million. Upon further analysis of certain aspects of the 2017 Tax Act and refinement of its calculations during the 12 months ended December 30, 2018, the Company increased its provisional benefit by approximately $0.1 million, which is included as a component of Income tax expense in the Company’s Consolidated Statements of Operations.
Global intangible low-taxed income (GILTI)
The 2017 Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI as a period expense in the year the tax is incurred. As of December 31, 2017, the Company provisionally elected to account for GILTI as a period expense in the year the tax is incurred. As of December 30, 2018, the Company finalized its election to account for GILTI as a period expense in the year the tax is incurred. The Company’s 2018 GILTI inclusion, after consideration of foreign tax credits, is approximately $0.1 million, which is included as a component of Income tax expense in the Company’s Consolidated Statements of Operations.
U.S. Interest Deductibility

The 2017 Tax Act imposes a limit on the deductibility of U.S. interest expense that generally equals 30% of adjusted taxable income. Adjusted taxable income represents taxable income before reductions for interest, depreciation, and amortization. If any interest is disallowed as a deduction, such amounts may be carried forward indefinitely. As of December 30, 2018, the Company anticipates an interest disallowance of approximately $0.5 million, on a tax-effected basis, which it expects to deduct in future taxable years.
Components of Net income before taxes were as follows (in millions):

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
U.S.	$71.8	$69.2	$49.6
Foreign	3.4	3.4	2.3
Total	$75.2	$72.6	$51.9

 Components of Income tax expense were as follows (in millions):

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Current income tax expense
U.S. federal	$4.8	$28.7	$26.1
U.S. state and local	2.6	4.9	4.5
Foreign	1.0	0.9	0.6
Total current	8.4	34.5	31.2
Deferred income tax (benefit) expense
U.S. federal	(4.8)	(15.5)	(8.9)
U.S. state and local	(2.3)	(1.0)	(1.0)
Foreign	—	—	—
Total deferred	(7.1)	(16.5)	(9.9)
Total	$1.3	$18.0	$21.3
The Company’s effective tax rate was 1.7%, 24.8%, and 41.0% for the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively. The following table provides a reconciliation of income tax expense (benefit) at the statutory U.S. federal tax rate to actual income tax expense (benefit) for the periods presented (in millions):

	For the year January 1, 2018 to December 30, 2018		For the year January 2, 2017 to December 31, 2017		For the year January 4, 2016 to January 1, 2017
U.S. federal statutory expense	$15.8		$25.4		$18.2
State and local income taxes, net	(0.2)	*	2.0	*	1.9
Excess tax benefits pursuant to ASU 2016-09	(13.2)		(6.1)		—
Enactment of 2017 Tax Act - deferred tax re-measurement, net	(0.1)		(4.5)		—
Enactment of 2017 Tax Act - transition tax	(1.0)		1.3		—
Transaction costs	0.2		0.4		1.1
Other, net	(0.2)		(0.5)		0.1
Income tax expense	$1.3		$18.0		$21.3
* Includes excess tax benefits pursuant to ASU 2016-09 of $(3.1) million and $(0.7) million for the years ended December 30, 2018 and December 31, 2017, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amount to approximately $11.0 million as of December 30, 2018. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes, state and local taxes, and withholding taxes payable to the foreign country. The Company expects to be able to take a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.6 million may be payable upon remittance of all previously unremitted earnings as of December 30, 2018.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	December 30, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	$6.6	$5.2
Allowance for uncollectible accounts	3.7	3.2
Inventory	3.2	2.2
Reserve for sales bonuses	4.3	3.6
Accrued compensation	2.1	2.8
Stock compensation	3.1	2.5
Rent accrual	1.9	1.6
Environmental reserve	0.6	0.6
Deferred transaction costs	1.8	1.8
Other	1.9	1.1
Total gross deferred tax assets	29.2	24.6
Valuation allowance	(4.8)	(5.2)
Total net deferred tax assets	24.4	19.4
Deferred tax liabilities:
Fixed assets and land	(7.9)	(5.8)
Intangible assets	(17.4)	(16.9)
Goodwill	(3.4)	(2.5)
Deferred financing costs	(1.3)	(1.7)
Other	(1.5)	(0.9)
Total deferred tax liabilities	(31.5)	(27.8)
Net deferred tax liabilities	$(7.1)	$(8.4)
The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 30, 2018 and December 31, 2017, a valuation allowance of $4.8 million and $5.2 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards for separate returns the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017	For the year January 4, 2016 to January 1, 2017
Beginning balance	$5.2	$4.1	$4.2
Increase in valuation allowance	—	1.1	—
Decrease in valuation allowance	(0.4)	—	(0.1)
Ending balance	$4.8	$5.2	$4.1

As of December 30, 2018, the Company had available tax-effected federal NOL carryforwards of approximately $1.4 million that are indefinite-lived and state NOL carryforwards of approximately $5.2 million that expire at various dates through 2037, if not utilized.

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

The Company’s policy for recording interest and penalties, if any, associated with uncertain tax positions is to recognize interest within Interest and other non-operating expenses, and to recognize penalties as a component of Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For each period presented, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries.  With limited exceptions, years prior to the 2015 Fiscal Year are no longer open to U.S. federal, state and local examination by taxing authorities.  Deere has indemnified the Company against any taxes, penalties or interest for tax periods prior to the CD&R Acquisition, accruing after the CD&R Acquisition date.
Note 10. Related Party Transactions

Following consummation of the secondary offering on July 26, 2017 (as described in Note 1), CD&R and Deere no longer have an ownership interest in the Company. Transactions with customers and entities that were under the common ownership of CD&R and Deere through July 26, 2017 are considered related-party transactions and are discussed below.
The Company offers a financing plan to its customers through John Deere Financial, f.s.b. (“John Deere Financial”) a wholly-owned subsidiary of Deere. The Company pays John Deere Financial a fee related to the financing offered, which was approximately $0.3 million and $0.5 million for the period from January 2, 2017 through July 26, 2017 and for the year ended January 1, 2017, respectively.

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

Note 11. Commitments and Contingencies
Litigation: From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of December 30, 2018 and December 31, 2017 and revenues, expenses, changes in equity, and cash flows for the years ended December 30, 2018, December 31, 2017, and January 1, 2017.
Environmental liability: As part of the sale of LESCO manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.7 million and $3.8 million as of December 30, 2018 and December 31, 2017, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company exposure to approximately $2.4 million. The Company has an indemnification asset against the liability as a result of these actions of $1.3 million and $1.4 million as of December 30, 2018 and December 31, 2017, respectively.
Letter of credit: As of December 30, 2018 and December 31, 2017, outstanding letters of credit were $4.5 million and $4.5 million respectively. There were no amounts drawn on the letters of credit for either period presented.
Purchase commitments: The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2021. The total future obligation was approximately $55.7 million as of December 30, 2018 with expected payments of approximately $33.6 million, $21.4 million, and $0.7 million during the years ending December 2019, 2020, and 2021 respectively. The Company’s purchases were approximately $46.3 million, $33.7 million and $28.1 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was approximately $8.0 million as of December 30, 2018.
Operating leases: The Company leases buildings and equipment under certain non-cancelable operating leases that expire in various periods through December 2022. Rent expense under operating leases was approximately $53.8 million, $48.2 million and $43.5 million during the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. Certain leases have been subleased to third parties.
Approximate future minimum lease payments under non-cancelable operating leases, net of sublease income, are as follows (in millions):

	Gross lease payments	Sublease Income	Net lease payments
Fiscal year:
2019	$54.3	$(0.2)	$54.1
2020	45.4	(0.1)	45.3
2021	37.7	—	37.7
2022	28.2	—	28.2
2023	20.2	—	20.2
Thereafter	71.4	—	71.4
Total minimum lease payments	$257.2	$(0.3)	$256.9
During the past several years the Company has closed locations under operating leases. The remaining lease payments are accrued and included in accrued liabilities and other long-term liabilities. The aggregate reserve liability was approximately $0.1 million and $0.3 million at December 30, 2018 and December 31, 2017, respectively.

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

Note 13. Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Redeemable Convertible Preferred Stock had the right to participate in all distributions declared and paid on the Company’s common stock on an as-converted basis, and was therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the year ended January 1, 2017 did not allocate the loss available to common stockholders to the Redeemable Convertible Preferred Stock as those holders did not have a contractual obligation to share in net losses. In periods with income available to common stockholders, the Company would reduce income available to common stockholders to reflect the hypothetical distribution of undistributed earnings to the Redeemable Convertible Preferred Stock in accordance with its contractual rights. The Company reduced income available to common stockholders and increased loss attributable to common stockholders to reflect the cumulative dividend on the Company’s Redeemable Convertible Preferred Stock whether or not declared or paid during the period. Similarly, the Company reduced income available to common stockholders and increased loss attributable to common stockholders for any amortization of beneficial conversion features recorded during each period. See Note 12 for a detailed description of the terms of the Redeemable Convertible Preferred Stock.
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
The Company’s computation of diluted earnings (loss) per common share includes the effect of potential common stock, if dilutive. For the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the assumed exercises of a portion of the Company’s employee stock options, RSUs and DSUs and the conversion of Redeemable Convertible Preferred Stock were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted loss per common share calculation:

	December 30, 2018	December 31, 2017	January 1, 2017
Weighted average potential common shares excluded because anti-dilutive
Redeemable Convertible Preferred Stock	—	—	9,202,870
Employee Stock Options	278,728	13,798	3,160,457

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 2,145,113, 2,438,835 and 0 for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Note 14. Subsequent Events

On January 8, 2019, the Company acquired the assets and assumed the liabilities of Cutting Edge Curbing Sand & Rock (“Cutting Edge”). With one location in Phoenix, Arizona, Cutting Edge is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

On February 13, 2019, the Company entered into a definitive agreement to acquire the assets and assume the liabilities of All Pro Horticulture, Inc., a leading provider of agronomics and erosion control products with one location in Long Island, New York. The acquisition is expected to be completed in early March of 2019.

The acquisitions were not material and not expected to have a significant impact on the consolidated financial statements.
On February 1, 2019, the Company entered into the Sixth Amendment to Credit Agreement, to among other things, (i) extend the termination date to February 1, 2024, (ii) increase the aggregate principal amount of the commitments under the ABL Credit Agreement to $375.0 million pursuant to an increase via use of the existing “incremental” provisions of the ABL Credit Agreement, and (iii) amend certain terms of the ABL Credit Agreement and Guarantee and Collateral Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of December 30, 2018. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 30, 2018. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of December 30, 2018, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded All Around, C&C, CentralPro, Stone Center, Kirkwood, and Landscape Express from its annual report on internal control over financial reporting as of December 30, 2018. All Around, C&C, CentralPro, Stone Center, Kirkwood, and Landscape Express collectively represented approximately 3% and 2% of the Company's consolidated total assets and consolidated net sales, respectively, as of and for the year ended December 30, 2018.
Our Independent Registered Public Accounting Firm has issued a report on the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc.  and subsidiaries (the “Company”) as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded All Around, C&C, CentralPro, Stone Center, Kirkwood, and Landscape Express from its annual report on internal control over financial reporting as of December 30, 2018. All Around, C&C, CentralPro, Stone Center, Kirkwood, and Landscape Express collectively represented less than 3% and 2% of the Company's consolidated total assets and consolidated net sales, respectively, as of and for the year ended December 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at All Around, C&C, CentralPro, Stone Center, Kirkwood, and Landscape Express.
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
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 27, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

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

10.45†	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended April 1, 2018, file number 001-37760.

10.46†
Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended April 1, 2018, file number 001-37760.

10.47†
Summary of Non-Employee Director Compensation , is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended July 1, 2018, file number 001-37760.

10.48
Fourth Amendment to Amended and Restated Credit Agreement, dated August 14, 2018, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), UBS AG, Stamford Branch, as administrative agent and collateral agent, and the several banks and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed August 15, 2018.

10.49
Increase Supplement, dated as of August 14, 2018, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed August 15, 2018.

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

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase
______________
* Filed herewith.
† Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 27, 2019	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2019	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 27, 2019	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 27, 2019	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 27, 2019	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 27, 2019	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 27, 2019	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 27, 2019	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	December 30, 2018	December 31, 2017
Assets
Investment in wholly owned subsidiary	$300.8	$211.8
Deferred tax asset (Note 3)	1.0	1.0
Total assets	$301.8	$212.8

Liabilities and Stockholders' Equity
Total liabilities	—	—

Stockholders' Equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 40,910,992 and 39,977,181 shares issued, and 40,890,081 and 39,956,270 shares outstanding at December 30, 2018 and December 31, 2017, respectively	0.4	0.4
Additional paid in capital	242.1	227.8
Accumulated deficit	60.1	(15.1)
Accumulated other comprehensive loss	$(0.8)	$(0.3)
Total stockholders' equity	301.8	212.8
Total liabilities and stockholders' equity	$301.8	$212.8

See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year	For the year	For the year
	January 1, 2018	January 2, 2017	January 4, 2016
	to December 30, 2018	to December 31, 2017	to January 1, 2017

Equity in net income of subsidiary	$73.9	$54.6	$30.6

Net income before taxes	73.9	54.6	30.6
Net income	$73.9	$54.6	$30.6

Other comprehensive income (loss), net of tax	(0.5)	0.9	—
Comprehensive income	$73.4	$55.5	$30.6
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year	For the year	For the year
	January 1, 2018	January 2, 2017	January 4, 2016
	to December 30, 2018	to December 31, 2017	to January 1, 2017
Cash Flows from Operating Activities:
Net income	$73.9	$54.6	$30.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(73.9)	(54.6)	(30.6)
Distribution from subsidiary	—	—	49.6
Net cash provided by operating activities	$—	$—	$49.6

Cash Flows from Investing Activities:
Distribution received from subsidiary	—	—	142.2
Net cash provided by investing activities	$—	$—	$142.2

Cash Flows from Financing Activities:
Special cash dividend	—	—	(176.0)
Other dividends paid	—	—	(13.0)
Other financing activities	—	—	(2.8)
Net cash used in financing activities	$—	$—	$(191.8)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
See Notes to Condensed Financial Statements.

Notes to Condensed Parent Company Only Financial Statements

Note 1. Description of SiteOne Landscape Supply, Inc.
SiteOne Landscape Supply, Inc. (“Holdings” or the “Parent”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding” or “subsidiary”), which it acquired from Deere & Company on December 23, 2013 (the “Closing Date”) in exchange for its common stock initially representing 40% of the outstanding capital stock (on an as-converted basis). In addition, Holdings issued cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) to Clayton, Dubilier & Rice, LLC (“CD&R”) initially representing 60% of its remaining outstanding capital stock (on an as-converted basis) (both events collectively referred to herein as the “CD&R Acquisition”). On May 2, 2016, Holdings paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, in accordance with its right as a preferred stockholder. On the day prior to the closing of the initial public offering, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by Holdings of an additional 25,303,164 shares of common stock. On December 5, 2016, May 1, 2017 and July 26, 2017, Holdings completed secondary offerings of its common stock in which Deere and CD&R were the sole sellers. Following consummation of the secondary offering on July 26, 2017, CD&R and Deere no longer have an ownership interest in Holdings. Holdings has no significant operations or assets other than its indirect ownership of the equity of Landscape Holding. Accordingly, the Holdings is dependent upon distributions from Landscape Holding to fund its obligations. However, under the terms of Landscape Holding’s credit agreements governing Landscape Holding’s ABL Facility and Term Loan Facility, Landscape Holding’s ability to pay dividends or lend to Holdings is restricted. Landscape Holding has no obligation to pay dividends to Holdings except to pay specified amounts to Holdings in order to fund the payment of Holdings’ tax obligations.
Note 2. Basis of Presentation
The accompanying Condensed Parent Only Financial Statements include the amounts of Holdings and its investment in subsidiary since the Closing Date under the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. Under the equity method, investment in subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received since the date of acquisition. The condensed Parent Company Only Financial Statements should be read in conjunction with SiteOne Landscape Supply, Inc. Consolidated Financial Statements and their accompanying Notes to Consolidated Financial Statements.
Note 3. Income Taxes
With respect to the CD&R Acquisition, $9.8 million of transaction expenses were recorded within the period ended December 29, 2013. Of the $9.8 million of transaction expenses, $3.7 million were not deductible for tax purposes, and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. During the years end December 30, 2018 and December 31, 2017, respectively, $0.4 million ($0.0 million tax-effected) and $0.4 million ($0.2 million tax-effected) has been amortized, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount.

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. As a result, the Company re-measured its deferred tax asset based on the rates at which this item was expected to reverse in the future (which was generally 21%), by recording a provisional expense of $0.6 million. In fiscal 2017 and the nine months ended September 30, 2018, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act in accordance with SAB 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. The Company recorded provisional amounts because the Company had not yet completed its accounting for the effects of the 2017 Act. Upon further analysis of certain aspects of the 2017 Tax Act and refinement of its calculations during the 12 months ended December 30, 2018, the Company did not change its provisional expense. As of December 30, 2018, the deferred tax asset related to these transaction expenses has a balance of $1.0 million.