Form 10-Q
period 2019-03-31
SiteOne Landscape Supply, Inc.
filed 2019-05-01
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2019, 41,009,649 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	March 31, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$21.1	$17.3
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $5.9, respectively	265.7	285.3
Inventory, net	503.4	411.7
Income tax receivable	18.3	10.0
Prepaid expenses and other current assets	23.7	41.1
Total current assets	832.2	765.4

Property and equipment, net (Note 5)	91.2	88.4
Operating lease right-of-use assets, net (Note 7)	202.1	—
Goodwill (Note 6)	153.0	148.4
Intangible assets, net (Note 6)	151.6	155.6
Other assets	9.2	10.7
Total assets	$1,439.3	$1,168.5

Liabilities and Equity
Current liabilities:
Accounts payable	$230.2	$184.6
Current portion of finance leases (Note 7)	5.1	5.2
Current portion of operating leases (Note 7)	45.2	—
Accrued compensation	24.7	42.1
Long term debt, current portion (Note 9)	4.5	4.5
Accrued liabilities	39.6	46.0
Total current liabilities	349.3	282.4

Other long-term liabilities	8.9	14.0
Finance leases, less current portion (Note 7)	11.0	9.5
Operating leases, less current portion (Note 7)	158.6	—
Deferred tax liabilities	6.3	7.1
Long-term debt, less current portion (Note 9)	627.5	553.7
Total liabilities	1,161.6	866.7

Commitments and contingencies (Note 11)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 41,000,435 and 40,910,992 shares issued, and 40,979,524 and 40,890,081 shares outstanding at March 31, 2019 and December 30, 2018, respectively	0.4	0.4
Additional paid-in capital	244.1	242.1
Retained earnings	36.0	60.1
Accumulated other comprehensive loss	(2.8)	(0.8)
Total equity	277.7	301.8
Total liabilities and equity	$1,439.3	$1,168.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 31, 2019	April 1, 2018

Net sales	$417.3	$371.4
Cost of goods sold	287.3	262.9
Gross profit	130.0	108.5

Selling, general and administrative expenses	155.8	131.7
Other income	1.1	2.6
Operating loss	(24.7)	(20.6)

Interest and other non-operating expenses, net	9.0	6.6
Net loss before taxes	(33.7)	(27.2)
Income tax benefit	(9.6)	(10.2)
Net loss	$(24.1)	$(17.0)

Net loss per common share:
Basic	$(0.59)	$(0.43)
Diluted	$(0.59)	$(0.43)
Weighted average number of common shares outstanding:
Basic	40,964,224	40,071,233
Diluted	40,964,224	40,071,233

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	March 31, 2019	April 1, 2018

Net loss	$(24.1)	$(17.0)
Foreign currency translation adjustments	0.2	(0.2)
Unrealized gain (loss) on interest rate swaps, net of taxes of $0.8 and ($0.4), respectively	(2.2)	1.2
Comprehensive loss	$(26.1)	$(16.0)

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	39,956.2	$0.4	$227.8	$(15.1)	$(0.3)	$212.8
Adjustment due to adoption of ASU 2014-09	—	—	—	1.3	—	1.3
Net loss	—	—	—	(17.0)	—	(17.0)
Other comprehensive income	—	—	—	—	1.0	1.0
Issuance of common shares under stock based compensation plan	193.8	—	0.9	—	—	0.9
Stock based compensation	—	—	2.1	—	—	2.1
Balance at April 1, 2018	40,150.0	$0.4	$230.8	$(30.8)	$0.7	$201.1

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net loss	—	—	—	(24.1)	—	(24.1)
Other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Issuance of common shares under stock based compensation plan	89.4	—	0.2	—	—	0.2
Stock based compensation	—	—	1.8	—	—	1.8
Balance at March 31, 2019	40,979.5	$0.4	$244.1	$36.0	$(2.8)	$277.7

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash Flows from Operating Activities:
Net loss	$(24.1)	$(17.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of finance lease right-of-use assets	6.8	4.8
Stock-based compensation	1.8	2.1
Amortization of software and intangible assets	8.6	6.9
Amortization of debt related costs	0.5	0.8
Loss on extinguishment of debt	0.4	—
(Gain) loss on sale of equipment	0.1	(0.1)
Other	0.7	(1.3)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	21.1	(4.1)
Inventory	(88.1)	(109.3)
Income tax receivable	(8.3)	(9.7)
Prepaid expenses and other assets	12.8	(3.5)
Accounts payable	42.9	103.5
Accrued expenses and other liabilities	(23.7)	(13.9)
Net Cash Used In Operating Activities	$(48.5)	$(40.8)

Cash Flows from Investing Activities:
Purchases of property and equipment	(6.4)	(2.0)
Purchases of intangible assets	(0.2)	(1.9)
Acquisitions, net of cash acquired	(12.8)	(51.6)
Proceeds from the sale of property and equipment	0.2	0.2
Net Cash Used In Investing Activities	$(19.2)	$(55.3)

Cash Flows from Financing Activities:
Equity proceeds from common stock	0.6	1.4
Repayments under term loan	(2.2)	(0.9)
Borrowings on asset-based credit facility	140.5	168.5
Repayments on asset-based credit facility	(64.5)	(55.8)
Payments of debt issuance costs	(0.9)	—
Payments on finance lease obligations	(1.7)	(1.7)
Other financing activities	(0.4)	(0.3)
Net Cash Provided By Financing Activities	$71.4	$111.2

Effect of exchange rate on cash	0.1	(0.1)
Net Change In Cash	3.8	15.0

Cash and cash equivalents:
Beginning	17.3	16.7
Ending	$21.1	$31.7

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	8.9	5.8
Cash paid during the year for income taxes	0.2	0.1

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. As of March 31, 2019, the Company had over 540 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with SEC for the fiscal year ended December 30, 2018. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 29, 2019 and the fiscal year ended December 30, 2018 both include 52 weeks. The three months ended March 31, 2019 and April 1, 2018 both include 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends existing revenue recognition standards and establishes a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company adopted ASU 2014-09 and related amendments in the first quarter of fiscal year 2018 using the modified retrospective transition method.  The Company concluded that it had substantially similar performance obligations under the amended guidance as compared with deliverables and units of account previously recognized. Additionally, the Company made policy elections within the amended standard that are consistent with its current accounting. The adoption of ASU 2014-09 resulted in additional revenue recognition disclosures (refer to Note 2), and had an immaterial impact on the timing of revenue recognition related to its customer loyalty rewards program. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings in the first quarter of fiscal year 2018. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” amended by subsequent ASUs (collectively “ASC 842”), which supersedes the guidance for recognition, measurement, presentation and disclosures of lease arrangements. The amended standard requires recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use (“ROU”) asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the ROU asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 when it became effective in the first quarter of fiscal year 2019 using a modified transition approach under which prior comparative periods were not adjusted. The Company elected the package of practical expedients, which permits not reassessing its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company made the election for certain classes of underlying assets to not separate non-lease components from lease components. However, the Company did not elect the lease term hindsight practical expedient. For leases less than 12 months, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities as permitted by the guidance. The adoption of the new standard had a material impact on the Company’s Consolidated Balance Sheets, but no material impact on its Consolidated Statements of Operations or

Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged.

The impact to the Consolidated Balance Sheets as of December 31, 2018 for the adoption of ASC 842 was as follows (in millions):

	December 30, 2018	Adjustments Due to ASC 842	December 31, 2018
Assets
Prepaid expenses and other current assets	$41.1	$(4.7)	$36.4
Operating lease right-of-use assets, net	—	203.8	203.8
Other assets	10.7	(0.6)	10.1

Liabilities
Accrued liabilities	46.0	(0.9)	45.1
Current portion of operating leases	—	40.9	40.9
Other long-term liabilities	14.0	(7.1)	6.9
Operating leases, less current portion	—	165.6	165.6

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The FASB is providing ongoing guidance on certain accounting and tax effects of the legislation in the Tax Cuts and Jobs Act (the “2017 Tax Act”), which was enacted in December 2017. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects. The Company adopted ASU 2018-02 when it became effective in the first quarter of fiscal year 2019. The Company has elected to not reclassify stranded tax effects resulting from the 2017 Tax Act. The adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”) which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted ASU 2018-07 when it became effective in the first quarter of fiscal year 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”) which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350 and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. The ASU does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company early adopted the amended guidance on a prospective application basis during the first quarter of fiscal year 2019. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The Company adopted ASU 2018-16 when it became effective in the first quarter of fiscal year 2019. The adoption of ASU 2018-16 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”), for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2016-13 and ASU 2018-19 will be effective for the Company commencing in the first quarter of fiscal year 2020. The guidance must be applied using a cumulative-effect transition method. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) which changes the fair value measurement disclosure requirements of ASC 820. The ASU adds new disclosure requirements, and eliminates and modifies existing disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented. ASU 2018-13 will be effective for the Company commencing in the first quarter of fiscal year 2020. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

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
The following table presents Net sales disaggregated by product category:

	Three Months Ended
	March 31, 2019	April 1, 2018
Landscaping products(a)	$277.3	$243.4
Agronomic and other products(b)	140.0	128.0
	$417.3	$371.4
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
As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.3 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, deferred revenue and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of March 31, 2019 and December 30, 2018, contract liabilities were $4.3 million and $7.4 million, respectively, and are included within accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the three months ended March 31, 2019 is primarily a result of $4.7 million of revenue recognized and the expiration of points, offset by cash payments received in advance of satisfying performance obligations.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of approximately $12.7 million and $51.1 million, and deferred contingent consideration of zero and approximately $0.5 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

•
In February 2019, the Company acquired the assets and assumed the liabilities of All Pro Horticulture, Inc. (“All Pro”). With one location in Long Island, New York, All Pro is a market leader in the distribution of agronomics and erosion control products to landscape professionals.

•
In January 2019, the Company acquired the assets and assumed the liabilities of Cutting Edge Curbing Sand & Rock (“Cutting Edge”). With one location in Phoenix, Arizona, Cutting Edge is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

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
Interest Rate Swaps

The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company is party to various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. The following table provides additional details related to the swap contracts:

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

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of March 31, 2019 and December 30, 2018 (in millions):

	Derivative Assets				Derivative Liabilities
	March 31, 2019		December 30, 2018		March 31, 2019		December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$0.6	Prepaid expenses and other current assets	$0.7	Accrued liabilities	$0.2	Accrued liabilities	$—
	Other assets	0.2	Other assets	1.1	Other long-term liabilities	2.5	Other long-term liabilities	0.7
Total derivatives		$0.8		$1.8		$2.7		$0.7

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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the three months ended March 31, 2019 and April 1, 2018, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $0.3 million as of March 31, 2019. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three months ended March 31, 2019 and April 1, 2018 (in millions):

	Three Months Ended
	March 31, 2019			April 1, 2018
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(3.0)	Interest and other non-operating expenses, net	$0.1	$1.6	Interest and other non-operating expenses, net	$—

Failure of the swap counterparties to make payments would result in the loss of any potential benefit to the Company under the swap agreements. In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements.

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	March 31, 2019	December 30, 2018
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.9	7.9
Leasehold improvements	21.5	20.5
Branch equipment	38.6	36.8
Office furniture and fixtures and vehicles:
Office furniture and fixtures	19.8	19.1
Vehicles	27.5	58.1
Finance lease right-of-use assets	34.7	—
Tooling	0.1	0.1
Construction in progress	3.1	2.0
Total property and equipment, gross	165.4	156.7
Less: accumulated depreciation and amortization	74.2	68.3
Total property and equipment, net	$91.2	$88.4

Depreciation and amortization of finance ROU assets expense was approximately $6.8 million for the three months ended March 31, 2019, and depreciation expense was $4.8 million for the three months ended April 1, 2018.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

December 31, 2018
to March 31, 2019
Beginning balance	$148.4
Goodwill acquired during the year	3.5
Goodwill adjusted during the year	1.1
Ending balance	$153.0
Additions to goodwill during the three months ended March 31, 2019 related to the acquisitions completed in 2019 as described in Note 3.
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

During the three months ended March 31, 2019, the Company recorded $4.1 million of intangible assets which related to customer relationships, trademarks and other as a result of the acquisitions completed in 2019 as described in Note 3.

The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately six years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		March 31, 2019			December 30, 2018
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.3	$246.9	$102.8	$144.1	$243.0	$95.6	$147.4
Trademarks and other	3.5	14.8	7.3	7.5	14.6	6.4	8.2
Total intangible assets		$261.7	$110.1	$151.6	$257.6	$102.0	$155.6

Amortization expense for intangible assets was approximately $8.1 million for the three months ended March 31, 2019, and $6.3 million for the three months ended April 1, 2018.

Total future amortization estimated as of March 31, 2019, is as follows (in millions):

Fiscal year ending:
2019 (remainder)	$22.8
2020	25.1
2021	20.8
2022	17.2
2023	13.7
Thereafter	52.0
Total future amortization	$151.6

Note 7.     Leases
The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Finance lease obligations consist primarily of the Company’s vehicle fleet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases include options to purchase the leased property. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The Company also elected the package of practical expedients, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities and are expensed as incurred and recorded as variable lease expense.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and are adjusted for lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease amortization expense are recognized on a straight-line basis over the lease term.

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease cost	Classification	March 31, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$1.8
Interest on lease liabilities	Interest and other non-operating expenses, net	0.2
Operating lease cost	Cost of goods sold	0.8
Operating lease cost	Selling, general and administrative expenses	14.8
Short-term lease cost	Selling, general and administrative expenses	0.4
Variable lease cost	Selling, general and administrative expenses	0.1
Sublease income	Selling, general and administrative expenses	(0.1)
Total lease cost		$18.0

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended
Other information	March 31, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.2
Operating cash flows from operating leases	$15.0
Financing cash flows from finance leases	$1.7
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$3.3
Operating leases	$10.6

The aggregate future lease payments for operating and finance leases as of March 31, 2019 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2019 (remainder)	$38.1	$4.4
2020	48.7	4.9
2021	40.2	4.3
2022	30.5	2.7
2023	22.2	1.0
2024	13.8	0.1
Thereafter	61.6	—
Total lease payments	255.1	17.4
Less: interest	51.3	1.3
Present value of lease liabilities	$203.8	$16.1

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Finance leases	3.5
Operating leases	6.9
Weighted-average discount rate
Finance leases	4.9%
Operating leases	5.9%

As the Company did not restate prior year information for the adoption of ASC 842, future minimum lease payments for operating leases and capital leases as of December 30, 2018 as previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal year:
2019	$54.1	$5.8
2020	45.3	4.3
2021	37.7	3.6
2022	28.2	1.9
2023	20.2	0.4
Thereafter	71.4	—
Total minimum lease payments	$256.9	$16.0
Less: amount representing interest		1.3
Present value of future minimum lease payments		$14.7

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. The Company’s contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $2.6 million for the three months ended March 31, 2019, and $2.2 million for the three months ended April 1, 2018.

The Company’s Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”) which became effective on April 28, 2016 provides for the grant of awards in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”) which commenced in May 2014 and terminated upon adoption of the Omnibus Incentive Plan.  However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. Any shares covered by an award, or any portion thereof, granted under the Omnibus Incentive Plan or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the Omnibus Incentive Plan will again be available for issuance.

The stock options and RSUs granted to employees vest over a four-year period at 25% per year. The DSUs granted to non-employee directors vest immediately but settlement is deferred until termination of the director’s service on the board or until a change of control of the Company. Stock options and RSUs expire ten years after the date of grant. PSUs granted to employees vest upon the achievement of the performance conditions, over a three year period, measured by the growth of the Company’s pre-tax income plus amortization relative to a select peer group, subject to adjustment based upon the application of a return on invested capital modifier.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes options pricing model. The DSUs, RSUs and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The compensation cost for stock options and RSUs is recognized on a straight-line basis over the requisite vesting period. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.

A summary of stock-based compensation activities during the three months ended March 31, 2019 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 30, 2018	2,463.5	85.9	24.7	—
Granted	284.6	98.9	0.7	29.8
Exercised/Vested/Settled	(72.5)	(21.1)	(3.0)	—
Expired or forfeited	(11.1)	(2.7)	—	—
Outstanding as of March 31, 2019	2,664.5	161.0	22.4	29.8

The weighted average grant date fair value of awards granted during the three months ended March 31, 2019 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$15.92
RSUs	$51.62
DSUs	$56.23
PSUs	$51.69

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended
	March 31, 2019	April 1, 2018
Stock options	$1.1	$1.6
RSUs	0.5	0.3
DSUs	0.1	0.2
PSUs	0.1	—
Total stock-based compensation	$1.8	$2.1

A summary of unrecognized stock-based compensation expense as of March 31, 2019 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$12.5	2.86
RSUs	$8.1	3.34
DSUs	$0.1	0.81
PSUs	$1.5	2.75

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	March 31, 2019	December 30, 2018
ABL facility	$199.1	$123.1
Term loan facility	444.0	446.2
Total gross long-term debt	643.1	569.3
Less: unamortized debt issuance costs and discounts on debt	(11.1)	(11.1)
Total debt	$632.0	$558.2
Less: current portion	(4.5)	(4.5)
Total long-term debt	$627.5	$553.7

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $170.6 million and $197.5 million as of March 31, 2019 and December 30, 2018, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 4.00% and 4.10% as of March 31, 2019 and December 30, 2018, respectively. Additionally, the Borrowers paid a commitment fee of 0.250% and 0.250% on the unfunded amount as of March 31, 2019 and December 30, 2018, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of March 31, 2019, the Company is in compliance with all of the ABL Facility covenants.
Term Loan Facility
The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017 and August 14, 2018 (the “Term Loan Facility”). The Term Loan Facility is guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Term Loan Facility has a first lien on Property and equipment, Intangibles, and equity interests of Landscape, and a second lien on ABL Facility assets. In connection with the amendment on August 14, 2018, the final maturity date of the Term Loan Facility was extended to October 29, 2024.
Term Loan Facility Amendments

On August 14, 2018, the Company amended the Term Loan Facility (the “Fourth Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche E Term Loans”) in an aggregate principal amount of $347.4 million and (ii) increase the aggregate principal amount of Tranche E Term Loans under the Term Loan Facility to $447.4 million. Proceeds of the Tranche E Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the Fourth Amendment and (ii) repay approximately $96.8 million of borrowings outstanding under the ABL Facility.

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the

Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 5.24% at March 31, 2019.

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
The Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement, for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of March 31, 2019, the Company is in compliance with all of the Term Loan Facility covenants.
During the three months ended March 31, 2019, the Company incurred total interest expense of $9.0 million. Of this total, $7.9 million related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Sixth Amendment of the ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.4 million were written off to expense and new debt fees and issuance costs of $0.9 million were capitalized during three months ended March 31, 2019. Amortization expense related to debt issuance costs and discounts were $0.5 million. The remaining $0.2 million interest expense primarily related to interest attributable to finance leases.

During the three months ended April 1, 2018, the Company incurred total interest expense of $6.6 million. Of this total, $5.7 million related to interest on the ABL Facility and Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.8 million. The remaining $0.1 million interest expense primarily related to interest attributable to finance leases.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 28.5% for the three months ended March 31, 2019 and 37.5% for the three months ended April 1, 2018. The change in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $0.8 million for the three months ended March 31, 2019 and $3.0 million for the three months ended April 1, 2018. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended March 31, 2019 and April 1, 2018, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.7 million and $3.7 million as of March 31, 2019 and December 30, 2018, respectively. The Company’s exposure is capped to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.3 million and $1.3 million as of March 31, 2019 and December 30, 2018, respectively.
Letters of credit: As of March 31, 2019 and December 30, 2018, outstanding letters of credit were $5.3 million and $4.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12. Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period.  The Company includes vested DSUs in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The calculation of the effect of dilutive securities excludes any derived excess tax benefits or deficiencies from assumed future proceeds.

RSUs and stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

For the three months ended March 31, 2019 and April 1, 2018, the assumed exercises of a portion of the Company’s employee stock options, RSUs, and DSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended
	March 31, 2019	April 1, 2018
Weighted average potential common shares excluded because anti-dilutive
Employee stock options, RSUs and DSUs	2,720,452	3,303,825

Note 13. Subsequent Events

On April 5, 2019, the Company acquired the assets and assumed the liabilities of Landscape Depot, Inc. (“Landscape Depot”). With three locations in Greater Boston, Massachusetts, Landscape Depot is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

On April 24, 2019, the Company acquired the assets and assumed the liabilities of Fisher’s Landscape Depot (“Fisher’s”). With two locations in Western Ontario, Canada, Fisher’s is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

The acquisitions were not material and not expected to have a significant impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses, and other outdoor spaces.Through our expansive North American network of over 540 branch locations in 45 states and six provinces, we offer a comprehensive selection of irrigation supplies, fertilizer, and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting, and ice melt products. We also provide value-added consultative services to complement our product offering and to help our customers operate and grow their businesses.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively.
Key Business and Performance Metrics
We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:
Net sales. We generate net sales primarily through the sale of landscape supplies, including irrigation systems, fertilizer and control products, landscape accessories, nursery goods, hardscapes, and outdoor lighting to our customers who are primarily landscape contractors serving the residential and commercial construction sectors. Our net sales include billings for freight and handling charges and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based tax.
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

Selling, general and administrative expenses (operating expenses). Our operating expenses are primarily comprised of selling, general and administrative costs, which include personnel expenses (salaries, wages, employee benefits, payroll taxes, stock compensation, and bonuses), rent, fuel, vehicle maintenance costs, insurance, utilities, repairs and maintenance, and professional fees. Operating expenses also include depreciation and amortization.

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization and interest expense, net of interest income. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets not in the ordinary course of business, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. See “Results of Operations—Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

Key Factors Affecting Our Operating Results
In addition to the metrics described above, a number of other important factors may affect our results of operations in any given period.
Weather Conditions and Seasonality
In a typical year, our operating results are impacted by seasonality. Historically, our net sales and net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters, and we have historically incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow storms, wet weather, and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt but also may delay construction projects where our products are used.
Industry and Key Economic Conditions
Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods, and landscape accessories, for use in the construction of newly built homes, commercial buildings, and recreational spaces. The landscape distribution industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, home sales, and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape distribution industry also includes a significant amount of agronomics products such as fertilizer, herbicides, and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.
Popular Consumer Trends
Preferences in housing, lifestyle, and environmental awareness can also impact the overall level of demand and mix for the products we offer. Examples of current trends we believe are important to our business include a heightened interest in professional landscape services inspired by the popularity of home and garden television shows and magazines; the increasingly popular concept of “outdoor living,” which has been a key driver of sales growth for our hardscapes and outdoor lighting products; and the social focus on eco-friendly products that promote water conservation, energy efficiency, and the adoption of “green” standards.

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with U.S. GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2018 fiscal year:

•
In February 2019, we acquired the assets and assumed the liabilities of All Pro Horticulture, Inc. (“All Pro”). With one location in Long Island, New York, All Pro is a market leader in the distribution of agronomics and erosion control products to landscape professionals.

•
In January 2019, we acquired the assets and assumed the liabilities of Cutting Edge Curbing Sand & Rock (“Cutting Edge”). With one location in Phoenix, Arizona, Cutting Edge is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

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

Strategic Initiatives

We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. We are increasingly focusing on our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We are also implementing new inventory planning and stocking system functionalities and evaluating ways to further improve the freight and logistics processes in an effort to reduce costs as well as improve our reliability and level of service. In addition, we have relaunched our website and implemented a B2B e-Commerce platform, which provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers. We also work closely with our local branches to improve sales, delivery, and branch productivity.

Working Capital

In addition to affecting our net sales, fluctuations in prices of supplies tend to result in changes in our reported inventories, trade receivables, and trade payables, even when our sales volumes and our rate of turnover of these working capital items remain relatively constant. Our business is characterized by a relatively high level of reported working capital, the effects of which can be compounded by changes in prices. Our working capital needs are exposed to these price fluctuations, as well as to fluctuations in our cost for transportation and distribution. We might not always be able to reflect these increases in our pricing. The strategic initiatives described above are designed to reduce our exposure to these fluctuations and maintain and improve our efficiency.

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended March 31, 2019 and April 1, 2018.

(In millions)
Consolidated Statements of Operations

	Three Months Ended
	March 31, 2019		April 1, 2018
Net sales	$417.3	100.0%	$371.4	100.0%
Cost of goods sold	287.3	68.8%	262.9	70.8%
Gross profit	130.0	31.2%	108.5	29.2%
Selling, general and administrative expenses	155.8	37.3%	131.7	35.5%
Other income	1.1	0.3%	2.6	0.7%
Operating loss	(24.7)	(5.9)%	(20.6)	(5.5)%
Interest and other non-operating expenses, net	9.0	2.2%	6.6	1.8%
Income tax benefit	(9.6)	(2.3)%	(10.2)	(2.7)%
Net loss	$(24.1)	(5.8)%	$(17.0)	(4.6)%
Net sales
Net sales increased 12% to $417.3 million for the three months ended March 31, 2019 compared to $371.4 million for the three months ended April 1, 2018. Organic Daily Sales increased 5% compared to the prior-year period driven by strength in our agronomics product line (fertilizer, control products, ice melt, and equipment) which grew 7%. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 3% for the three months ended March 31, 2019. The Organic Daily Sales growth for both landscaping and agronomic products reflects continued strength in the economy and price increases in response to cost inflation. Acquisitions contributed $29.5 million, or 8%, to net sales growth for the quarter.
 Cost of goods sold
Cost of goods sold increased 9% to $287.3 million for the three months ended March 31, 2019 compared to $262.9 million for the three months ended April 1, 2018. The increase in Cost of goods sold for the first quarter of 2019 was primarily attributable to Net sales growth, including acquisitions.
Gross profit and gross margin
Gross profit increased 20% to $130.0 million for the three months ended March 31, 2019 compared to $108.5 million for the three months ended April 1, 2018. Gross profit growth for the first quarter of 2019 was driven by Net sales growth, including acquisitions. For the three months ended March 31, 2019, gross margin increased 200 basis points to 31.2% as compared to 29.2% for the three months ended April 1, 2018. The increase in gross margin was primarily due to improved pricing relative to prior year, opportunistic inventory buys, and contributions from acquisitions.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 18% to $155.8 million for the three months ended March 31, 2019 compared to $131.7 million for the three months ended April 1, 2018 due to operating expenses from acquisitions and investments to support our growth. SG&A as a percentage of Net sales increased to 37.3% for the three months ended March 31, 2019 compared to 35.5% for the three months ended April 1, 2018. The change in SG&A as a percentage of Net sales is primarily due to the increased SG&A in our seasonally lowest sales volume quarter. Depreciation and amortization expense increased $3.7 million to $15.4 million for the three months ended March 31, 2019 compared to $11.7 million for three months ended April 1, 2018. The increase in depreciation and amortization in the first three months of 2019 was primarily attributable to our acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses increased $2.4 million to $9.0 million for the three months ended March 31, 2019 compared to $6.6 million for the three months ended April 1, 2018. The change in interest expense was attributable to a higher average outstanding debt balance and increased interest rates in the first three months of 2019 compared to the same period of 2018.
Income tax benefit
Income tax benefit was $9.6 million for the three months ended March 31, 2019 compared to $10.2 million for the three months ended April 1, 2018. The effective tax rate was 28.5% for the three months ended March 31, 2019 compared to 37.5% for the three months ended April 1, 2018.  The change in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. Excess tax benefits of $0.8 million were recognized for the three months ended March 31, 2019 compared to $3.0 million for the three months ended April 1, 2018.
Net loss
Net loss increased $7.1 million to $24.1 million for the three months ended March 31, 2019 compared to $17.0 million for the three months ended April 1, 2018. The increase in Net loss for the first quarter of 2019 was attributable to increased operating and interest expense.

Quarterly Results of Operations Data
The following tables set forth our net sales, cost of goods sold, gross profit, selling, general and administrative expenses, net income (loss), and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to net income (loss)) for each of the most recent eight quarters in fiscal years 2019, 2018 and 2017. We have prepared the quarterly data on a basis that is consistent with the financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions, except per share information and percentages)
	2019	2018				2017
	Qtr 1	Qtr 4	Qtr 3	Q2	Qtr 1	Qtr 4	Qtr 3	Qtr 2

Net sales	$417.3	$474.6	$578.5	$687.8	$371.4	$415.7	$502.4	$608.6
Cost of goods sold	287.3	325.9	387.5	457.9	262.9	283.8	342.1	406.2
Gross profit	130.0	148.7	191.0	229.9	108.5	131.9	160.3	202.4
Selling, general and administrative expenses	155.8	150.1	151.8	145.2	131.7	133.8	128.1	126.6
Other income	1.1	2.0	2.3	1.1	2.6	0.7	1.6	1.3
Operating income (loss)	(24.7)	0.6	41.5	85.8	(20.6)	(1.2)	33.8	77.1
Interest and other non-operating expenses	9.0	8.3	9.2	8.0	6.6	6.2	6.2	6.6
Income tax (benefit) expense	(9.6)	(5.6)	2.4	14.7	(10.2)	(11.4)	10.7	26.3
Net income (loss)	$(24.1)	$(2.1)	$29.9	$63.1	$(17.0)	$4.0	$16.9	$44.2
Net income (loss) per common share:
Basic	$(0.59)	(0.05)	$0.74	$1.56	$(0.43)	$0.10	$0.42	$1.11
Diluted	$(0.59)	(0.05)	$0.70	$1.48	$(0.43)	$0.09	$0.41	$1.07
Adjusted EBITDA(1)	$(5.9)	$18.1	$60.0	$103.0	$(5.1)	$15.3	$48.4	$92.3
Net sales as a percentage of annual net sales		22.4%	27.4%	32.6%	17.6%	22.3%	27.0%	32.7%
Gross profit as a percentage of annual gross profit		21.9%	28.2%	33.9%	16.0%	22.2%	26.9%	34.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		10.3%	34.1%	58.5%	(2.9)%	9.7%	30.8%	58.7%
_____________________________________

(1)
In addition to our net income (loss) determined in accordance with U.S. GAAP, we present Adjusted EBITDA in this report to evaluate the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit), depreciation and amortization, and interest expense, net of interest income. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets not in the ordinary course of business, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

•	Adjusted EBITDA is used to test compliance with certain covenants under our long-term debt agreements;

•
Adjusted EBITDA is frequently used by securities analysts, investors, and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results;

•
Adjusted EBITDA is helpful in highlighting operating trends, because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities, and capital investments;

•	we consider (gain) loss on the acquisition, disposal and impairment of assets as resulting from investing decisions rather than ongoing operations; and

•
other significant non-recurring items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of our results.

Adjusted EBITDA is not a measure of our liquidity or financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of net income has limitations as an analytical tool. For example, this measure:

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

(In millions)
	2019	2018				2017
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported net income (loss)	$(24.1)	$(2.1)	$29.9	$63.1	$(17.0)	$4.0	$16.9	$44.2
Income tax (benefit) expense	(9.6)	(5.6)	2.4	14.7	(10.2)	(11.4)	10.7	26.3
Interest expense, net	9.0	8.3	9.2	8.0	6.6	6.2	6.2	6.6
Depreciation and amortization	15.4	14.0	14.1	12.5	11.7	11.4	11.1	10.8
EBITDA	(9.3)	14.6	55.6	98.3	(8.9)	10.2	44.9	87.9
Stock-based compensation(a)	1.8	1.8	1.9	2.1	2.1	1.4	1.5	1.6
(Gain) loss on sale of assets(b)	0.1	(0.1)	(0.3)	0.1	(0.1)	0.4	—	0.1
Financing fees(c)	—	0.1	0.7	—	—	0.2	0.4	1.1
Acquisitions and other adjustments(d)	1.5	1.7	2.1	2.5	1.8	3.1	1.6	1.6
Adjusted EBITDA(e)	$(5.9)	$18.1	$60.0	$103.0	$(5.1)	$15.3	$48.4	$92.3
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale of assets not in the ordinary course of business.

(c)	Represents fees associated with our debt refinancing and debt amendments, as well as fees incurred in connection with our secondary offerings.

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

(e)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to net sales:

(In millions, except Selling Days)
	2019	2018
	Qtr 1	Qtr 1
Reported net sales	$417.3	$371.4
Organic Sales	377.3	360.9
Acquisition contribution(a)	40.0	10.5
Selling Days	64	64
Organic Daily Sales	$5.9	$5.6
_____________________________________

(a)	Represents net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2019 fiscal year.

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
Our borrowing base capacity under the ABL Facility was $170.6 million as of March 31, 2019, after giving effect to approximately $199.1 million of revolving credit loans under the ABL Facility, an increase of $76.0 million from $123.1 million of revolving credit loans as of December 30, 2018. As of March 31, 2019, we had total cash and cash equivalents of $21.1 million, total gross long-term debt of $643.1 million and finance leases of $16.1 million.
Working capital was $482.9 million as of March 31, 2019, a decrease of $0.1 million as compared to $483.0 million as of December 30, 2018. The change in working capital reflects an increase in inventory and accounts payable due to acquisitions and the seasonality of our business offset by the $45.2 million addition of the Current portion of operating leases liability as a result of the adoption of the lease accounting standard during the first quarter of 2019.

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Three Months Ended
	March 31, 2019	April 1, 2018
Net cash provided by (used in):
Operating activities	$(48.5)	$(40.8)
Investing activities	$(19.2)	$(55.3)
Financing activities	$71.4	$111.2
Cash flow provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was $48.5 million compared to net cash used in operating activities of $40.8 million for the three months ended April 1, 2018. The increase was primarily due to a reduction in accounts payable due to timing of our inventory purchases for the spring season during the first three months of 2019 compared to the same period of 2018.

Cash flow used in investing activities

Net cash used in investing activities was $19.2 million for the three months ended March 31, 2019 compared to $55.3 million for the three months ended April 1, 2018. The decrease reflects less acquisition investment during the first three months of 2019 compared to the same period of 2018. In addition, capital expenditures were $6.4 million for the first three months of 2019, compared to $2.0 million for the first three months of 2018 due to increased expenditures for information technology and material handling equipment.
Cash flow provided by financing activities
Net cash provided by financing activities was $71.4 million for the three months ended March 31, 2019 compared to $111.2 million for the three months ended April 1, 2018. The decrease primarily reflects less borrowings to fund investments in acquisitions during the three months ended March 31, 2019 compared to the same period of 2018.

Off Balance Sheet Arrangement

None.

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
The Term Loan Facility is subject to mandatory prepayment provisions, covenants, and events of default. Failure to comply with these covenants and other provisions could result in an event of default under the Term Loan Facility. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Term Loan Facility to be immediately due and payable and enforce their interest in collateral pledged under the agreement.
Term Loan Facility Amendments
On August 14, 2018, the Company amended the Term Loan Facility (the “Fourth Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche E Term Loans”) in an aggregate principal amount of $347.4 million and (ii) increase the aggregate principal amount of Tranche E Term Loans under the Term Loan Facility to $447.4 million. Proceeds of the Tranche E Term Loans were used to, among other things, (i) repay in full the term loans outstanding under the Term Loan Facility immediately prior to effectiveness of the Fourth Amendment and (ii) repay approximately $96.8 million of borrowings outstanding under the ABL Facility.

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 5.24% at March 31, 2019.

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

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019,the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 4.00% and 4.10% as of March 31, 2019 and December 30, 2018, respectively. Additionally, the Borrowers paid a commitment fee of 0.250% and 0.250% on the unfunded amount as of March 31, 2019 and December 30, 2018, respectively.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends, distributions and other restricted payments, investments, acquisitions, prepayments or redemptions of indebtedness under the Term Loan Facility, amendments of the Term Loan Facility, transactions with affiliates, asset sales, mergers, consolidations, and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business, and hedging transactions. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Term Loan Facility, asset sales and mergers, consolidations and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00.

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
Limitations on Distributions and Dividends by Subsidiaries
The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements, and financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.
The agreements governing the Term Loan Facility and the ABL Facility (collectively, the “Credit Facilities”) restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans to us.
Interest Rate Swaps
The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company entered into various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. For additional information see “Note 4. Fair Value Measurement and Interest Rate Swaps” in the notes to the consolidated financial statements.
We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from the swap counterparties as an adjustment to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and will record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. To the extent the interest rate swaps are determined to be ineffective, we will recognize the changes in the estimated fair value of the swaps in earnings.
Failure of the swap counterparties to make payments would result in the loss of any potential benefit to the Company under the swap agreements. In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements.

Contractual Obligations and Commitments
The following table summarizes material changes to our contractual obligations as of March 31, 2019, resulting from the changes in our long term debt. The changes during the three months ended March 31, 2019 were primarily the result of increased borrowings.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$643.1	$3.4	$10.1	$208.0	$421.6
Interest on long term debt(2)	171.3	31.8	63.9	61.6	14.0
___________________________________

(1)
For additional information see “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $11.1 million.

(2)
The interest on long term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of March 31, 2019. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of March 31, 2019. See “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Critical Accounting Estimates
The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are: revenue recognition, inventory valuation, acquisitions, goodwill and other indefinite-lived intangible assets, lease recognition, and stock-based compensation. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. With the exception of the adoption of ASC 842 for lease recognition, there have been no material changes in critical accounting policies and estimates as described in our most recent Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we adopted ASC 842 effective December 31, 2018, as described in Notes 1 and 7 to the Consolidated Financial Statements. We implemented a new lease accounting system and redesigned certain processes and controls pertaining to our lease portfolio. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material litigation or arbitration. We anticipate that, similar to the rest of the landscape supply industry, we will be subject to litigation and arbitration from time to time in the ordinary course of business. At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations, or cash flows. However, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Sixth Amendment to Credit Agreement, dated as of February 1, 2019, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC), SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), UBS AG, Stamford Branch, as administrative agent and collateral agent, and the several banks and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed February 4, 2019.

10.2
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed February 12, 2019.

10.3†	Consulting Agreement between Pascal Convers and the Company, is incorporated by reference to theCurrent Report on Form 8-K/A of SiteOne Landscape Supply, Inc. filed February 15, 2019.

10.4†	Amendment to SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan effective as of January 1, 2019

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

______________
† Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	May 1, 2019	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)