Form 10-Q
period 2019-06-30
SiteOne Landscape Supply, Inc.
filed 2019-07-31
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

(470) 277-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SITE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of July 26, 2019
Common Stock, $0.01 par value per share	41,212,172

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	June 30, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$25.2	$17.3
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $5.9, respectively	344.1	285.3
Inventory, net	488.0	411.7
Income tax receivable	0.3	10.0
Prepaid expenses and other current assets	35.4	41.1
Total current assets	893.0	765.4

Property and equipment, net (Note 5)	96.2	88.4
Operating lease right-of-use assets, net (Note 7)	213.4	—
Goodwill (Note 6)	165.6	148.4
Intangible assets, net (Note 6)	153.7	155.6
Other assets	8.7	10.7
Total assets	$1,530.6	$1,168.5

Liabilities and Equity
Current liabilities:
Accounts payable	$217.6	$184.6
Current portion of finance leases (Note 7)	5.3	5.2
Current portion of operating leases (Note 7)	46.0	—
Accrued compensation	30.9	42.1
Long term debt, current portion (Note 9)	4.5	4.5
Accrued liabilities	53.0	46.0
Total current liabilities	357.3	282.4

Other long-term liabilities	14.2	14.0
Finance leases, less current portion (Note 7)	12.6	9.5
Operating leases, less current portion (Note 7)	170.4	—
Deferred tax liabilities	5.0	7.1
Long-term debt, less current portion (Note 9)	624.5	553.7
Total liabilities	1,184.0	866.7

Commitments and contingencies (Note 11)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 41,220,338 and 40,910,992 shares issued, and 41,199,427 and 40,890,081 shares outstanding at June 30, 2019 and December 30, 2018, respectively	0.4	0.4
Additional paid-in capital	251.8	242.1
Retained earnings	100.7	60.1
Accumulated other comprehensive loss	(6.3)	(0.8)
Total equity	346.6	301.8
Total liabilities and equity	$1,530.6	$1,168.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net sales	$752.4	$687.8	$1,169.7	$1,059.2
Cost of goods sold	494.4	457.9	781.7	720.8
Gross profit	258.0	229.9	388.0	338.4

Selling, general and administrative expenses	166.7	145.2	322.5	276.9
Other income	1.4	1.1	2.5	3.7
Operating income	92.7	85.8	68.0	65.2

Interest and other non-operating expenses, net	8.7	8.0	17.7	14.6
Net income before taxes	84.0	77.8	50.3	50.6
Income tax expense	19.3	14.7	9.7	4.5
Net income	$64.7	$63.1	40.6	46.1

Net income per common share:
Basic	$1.57	$1.56	$0.99	$1.15
Diluted	$1.52	$1.48	$0.95	$1.08
Weighted average number of common shares outstanding:
Basic	41,099,329	40,347,185	41,031,776	40,209,209
Diluted	42,687,841	42,642,893	42,607,074	42,601,705

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net income	$64.7	$63.1	$40.6	$46.1
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	(0.1)	0.5	(0.3)
Unrealized gain (loss) on interest rate swaps, net of taxes of $1.3, ($0.2), $2.1, and ($0.6), respectively	(3.8)	0.5	(6.0)	1.7
Total other comprehensive income (loss)	(3.5)	0.4	(5.5)	1.4
Comprehensive income	$61.2	$63.5	$35.1	$47.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	39,956.2	$0.4	$227.8	$(15.1)	$(0.3)	$212.8
Adjustment due to adoption of ASU 2014-09	—	—	—	1.3	—	1.3
Net loss	—	—	—	(17.0)	—	(17.0)
Other comprehensive income	—	—	—	—	1.0	1.0
Issuance of common shares under stock based compensation plan	193.8	—	0.9	—	—	0.9
Stock based compensation	—	—	2.1	—	—	2.1
Balance at April 1, 2018	40,150.0	$0.4	$230.8	$(30.8)	$0.7	$201.1
Net income	—	—	—	63.1	—	63.1
Other comprehensive income	—	—	—	—	0.4	0.4
Issuance of common shares under stock based compensation plan	341.2	—	2.7	—	—	2.7
Stock based compensation	—	—	2.1	—	—	2.1
Balance at July 1, 2018	40,491.2	$0.4	$235.6	$32.3	$1.1	$269.4

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net loss	—	—	—	(24.1)	—	(24.1)
Other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Issuance of common shares under stock based compensation plan	89.4	—	0.2	—	—	0.2
Stock based compensation	—	—	1.8	—	—	1.8
Balance at March 31, 2019	40,979.5	$0.4	$244.1	$36.0	$(2.8)	$277.7
Net income	—	—	—	64.7	—	64.7
Other comprehensive loss	—	—	—	—	(3.5)	(3.5)
Issuance of common shares under stock based compensation plan	219.9	—	2.3	—	—	2.3
Stock based compensation	—	—	5.4	—	—	5.4
Balance at June 30, 2019	41,199.4	$0.4	$251.8	$100.7	$(6.3)	$346.6

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash Flows from Operating Activities:
Net income	$40.6	$46.1
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of finance lease right-of-use assets and depreciation	12.8	10.0
Stock-based compensation	7.2	4.2
Amortization of software and intangible assets	17.3	14.2
Amortization of debt related costs	1.0	1.6
Loss on extinguishment of debt	0.4	—
Loss on sale of equipment	0.1	—
Other	0.8	(1.0)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(56.3)	(95.3)
Inventory	(68.5)	(88.9)
Income tax receivable	9.7	2.6
Prepaid expenses and other assets	0.4	(6.0)
Accounts payable	29.9	81.6
Accrued expenses and other liabilities	(6.8)	2.5
Net Cash Used In Operating Activities	$(11.4)	$(28.4)

Cash Flows from Investing Activities:
Purchases of property and equipment	(12.7)	(8.0)
Purchases of intangible assets	(0.6)	(3.0)
Acquisitions, net of cash acquired	(35.5)	(67.3)
Proceeds from the sale of property and equipment	0.4	0.2
Net Cash Used In Investing Activities	$(48.4)	$(78.1)

Cash Flows from Financing Activities:
Equity proceeds from common stock	2.9	3.9
Repayments under term loan	(3.4)	(1.7)
Borrowings on asset-based credit facility	229.2	242.9
Repayments on asset-based credit facility	(155.5)	(133.3)
Payments of debt issuance costs	(0.9)	—
Payments on finance lease obligations	(3.3)	(3.0)
Payments of acquisition related contingent obligations	(0.9)	—
Other financing activities	(0.5)	(1.8)
Net Cash Provided By Financing Activities	$67.6	$107.0

Effect of exchange rate on cash	0.1	(0.1)
Net Change In Cash	7.9	0.4

Cash and cash equivalents:
Beginning	17.3	16.7

Ending	$25.2	$17.1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	17.6	12.7
Cash paid during the year for income taxes	1.0	1.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. As of June 30, 2019, the Company had over 540 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with SEC for the fiscal year ended December 30, 2018. The interim period unaudited financial results for the three and six-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 29, 2019 and the fiscal year ended December 30, 2018 both include 52 weeks. The three months ended June 30, 2019 and July 1, 2018 both include 13 weeks. The six months ended June 30, 2019 and July 1, 2018 both include 26 weeks.

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

Accounting Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) in November 2018, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) in April 2019, and ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”) in May 2019. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. ASU 2016-13, ASU 2018-19, ASU 2019-04, and ASU 2019-05 will be effective for the Company commencing in the first quarter of fiscal year 2020. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

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
The following table presents Net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Landscaping products(a)	$543.0	$488.9	$820.3	$732.3
Agronomic and other products(b)	209.4	198.9	349.4	326.9
	$752.4	$687.8	$1,169.7	$1,059.2
______________
(a) Landscaping products include irrigation, nursery, hardscapes, outdoor lighting and landscape accessories.
(b) Agronomic and other products include fertilizer, control products, ice melt, equipment and other products.

Remaining Performance Obligations
Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the outstanding points balance related to the customer loyalty reward program. The program allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers.
As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6.1 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, deferred revenue and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of June 30, 2019 and December 30, 2018, contract liabilities were $6.1 million and $7.4 million, respectively, and are included within accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the six months ended June 30, 2019 is primarily a result of $5.2 million of revenue recognized and the expiration of points, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of approximately $34.9 million and $67.5 million, and deferred contingent consideration of $4.7 million and approximately $2.1 million for the six months ended June 30, 2019 and July 1, 2018, respectively.

•
In May 2019, the Company acquired the assets and assumed the liabilities of Stone and Soil Depot, Inc. (“Stone and Soil”). With three locations in the Greater San Antonio, Texas market, Stone and Soil is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•
In April 2019, the Company acquired the assets and assumed the liabilities of Fisher’s Landscape Depot (“Fisher’s”). With two locations in Western Ontario, Canada, Fisher’s is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•
In April 2019, the Company acquired the assets and assumed the liabilities of Landscape Depot, Inc. (“Landscape Depot”). With three locations in the Greater Boston, Massachusetts market, Landscape Depot is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

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

Derivatives designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Forward-starting interest rate swap 1	June 30, 2017	March 11, 2019	June 11, 2021	$58.0	2.1345%	Cash flow
Forward-starting interest rate swap 2	June 30, 2017	March 11, 2019	June 11, 2021	116.0	2.1510%	Cash flow
Forward-starting interest rate swap 3	December 17, 2018	July 14, 2020	January 14, 2024	34.0	2.9345%	Cash flow
Forward-starting interest rate swap 4	December 24, 2018	January 14, 2019	January 14, 2023	50.0	2.7471%	Cash flow
Forward-starting interest rate swap 5	December 26, 2018	January 14, 2019	January 14, 2023	90.0	2.7250%	Cash flow
Forward-starting interest rate swap 6	May 30, 2019	July 15, 2019	January 14, 2023	70.0	2.1560%	Cash flow

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of June 30, 2019 and December 30, 2018 (in millions):

	Derivative Assets				Derivative Liabilities
	June 30, 2019		December 30, 2018		June 30, 2019		December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.7	Accrued liabilities	$0.9	Accrued liabilities	$—
	Other assets	—	Other assets	1.1	Other long-term liabilities	6.1	Other long-term liabilities	0.7
Total derivatives		$—		$1.8		$7.0		$0.7

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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the three and six months ended June 30, 2019 and July 1, 2018, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in AOCI related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $0.7 million as of June 30, 2019. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and six months ended June 30, 2019 and July 1, 2018 (in millions):

	Three Months Ended
	June 30, 2019			July 1, 2018
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(5.1)	Interest and other non-operating expenses, net	$0.1	$0.7	Interest and other non-operating expenses, net	$—

	Six Months Ended
	June 30, 2019			July 1, 2018
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(8.1)	Interest and other non-operating expenses, net	$0.2	$2.3	Interest and other non-operating expenses, net	$—

Failure of the swap counterparties to make payments would result in the loss of any potential benefit to the Company under the swap agreements. In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements.

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	June 30, 2019	December 30, 2018
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.9	7.9
Leasehold improvements	22.1	20.5
Branch equipment	42.5	36.8
Office furniture and fixtures and vehicles:
Office furniture and fixtures	20.0	19.1
Vehicles	29.3	58.1
Finance lease right-of-use assets	38.2	—
Tooling	0.1	0.1
Construction in progress	3.2	2.0
Total property and equipment, gross	175.5	156.7
Less: accumulated depreciation and amortization	79.3	68.3
Total property and equipment, net	$96.2	$88.4

Amortization of finance ROU assets and depreciation expense was approximately $6.0 million and $12.8 million for the three and six months ended June 30, 2019, and depreciation expense was $5.2 million and $10.0 million for the three and six months ended July 1, 2018, respectively.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

December 31, 2018
to June 30, 2019
Beginning balance	$148.4
Goodwill acquired during the year	15.6
Goodwill adjusted during the year	1.6
Ending balance	$165.6

Additions to goodwill during the six months ended June 30, 2019 related to the acquisitions completed in 2019 as described in Note 3.
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

During the six months ended June 30, 2019, the Company recorded $14.4 million of intangible assets which related to customer relationships, and trademarks and other, primarily as a result of the acquisitions completed in 2019 as described in Note 3.

The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately six years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		June 30, 2019			December 30, 2018
	Weighted Average Remaining Useful Life (Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.3	$256.8	$110.3	$146.5	$243.0	$95.6	$147.4
Trademarks and other	3.4	15.2	8.0	7.2	14.6	6.4	8.2
Total intangible assets		$272.0	$118.3	$153.7	$257.6	$102.0	$155.6

Amortization expense for intangible assets was approximately $8.2 million and $16.3 million for the three and six months ended June 30, 2019, and $6.8 million and $13.1 million for the three and six months ended July 1, 2018, respectively.

Total future amortization estimated as of June 30, 2019, is as follows (in millions):

Fiscal year ending:
2019 (remainder)	$15.8
2020	26.8
2021	22.3
2022	18.4
2023	14.6
Thereafter	55.8
Total future amortization	$153.7

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

The components of lease expense were as follows (in millions):

		Three Months Ended	Six Months Ended
Lease cost	Classification	June 30, 2019	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$1.7	$3.5
Interest on lease liabilities	Interest and other non-operating expenses, net	0.2	0.4
Operating lease cost	Cost of goods sold	0.8	1.6
Operating lease cost	Selling, general and administrative expenses	14.5	29.3
Short-term lease cost	Selling, general and administrative expenses	0.4	0.8
Variable lease cost	Selling, general and administrative expenses	0.3	0.4
Sublease income	Selling, general and administrative expenses	(0.1)	(0.2)
Total lease cost		$17.8	$35.8

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended	Six Months Ended
Other information	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.2	$0.4
Operating cash flows from operating leases	$15.4	$30.4
Financing cash flows from finance leases	$1.6	$3.3
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$3.5	$6.8
Operating leases	$23.2	$33.8

The aggregate future lease payments for operating and finance leases as of June 30, 2019 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2019 (remainder)	$24.9	$3.1
2020	53.2	5.7
2021	44.4	5.1
2022	34.5	3.4
2023	25.8	1.7
2024	17.2	0.3
Thereafter	72.5	0.1
Total lease payments	272.5	19.4
Less: interest	56.1	1.5
Present value of lease liabilities	$216.4	$17.9

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Finance leases	3.6
Operating leases	7.1
Weighted-average discount rate
Finance leases	4.8%
Operating leases	5.9%

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

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. The Company’s contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $2.1 million and $4.7 million for the three and six months ended June 30, 2019, respectively, and $1.7 million and $3.9 million for the three and six months ended July 1, 2018, respectively.

The Company’s Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”), which became effective on April 28, 2016, provides for the grant of awards in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”) which commenced in May 2014 and terminated upon adoption of the Omnibus Incentive Plan.  However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. Any shares covered by an award, or any portion thereof, granted under the Omnibus Incentive Plan or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the Omnibus Incentive Plan will again be available for issuance.

The stock options and RSUs granted to employees vest over a four-year period at 25% per year. The DSUs granted to non-employee directors vest immediately but settlement is deferred until termination of the director’s service on the board or until a change of control of the Company. Stock options and RSUs expire ten years after the date of grant. PSUs granted to employees vest upon the achievement of the performance conditions, over a three-year period, measured by the growth of the Company’s pre-tax income plus amortization relative to a select peer group, subject to adjustment based upon the application of a return on invested capital modifier.

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

A summary of stock-based compensation activities during the six months ended June 30, 2019 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 30, 2018	2,463.5	85.9	24.7	—
Granted	291.0	101.7	10.5	29.8
Exercised/Vested/Settled	(289.2)	(25.7)	(3.0)	—
Expired or forfeited	(52.8)	(9.7)	—	—
Outstanding as of June 30, 2019	2,412.5	152.2	32.2	29.8

The weighted average grant date fair value of awards granted during the six months ended June 30, 2019 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$16.00
RSUs	$51.98
DSUs	$65.53
PSUs	$51.69

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Stock options	$4.1	$1.5	$5.2	$3.1
RSUs	0.7	0.3	1.2	0.6
DSUs	0.5	0.3	0.6	0.5
PSUs	0.1	—	0.2	—
Total stock-based compensation	$5.4	$2.1	$7.2	$4.2

A summary of unrecognized stock-based compensation expense as of June 30, 2019 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$10.3	2.70
RSUs	$7.2	3.14
DSUs	$0.8	1.76
PSUs	$1.3	2.50

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	June 30, 2019	December 30, 2018
ABL facility	$196.8	$123.1
Term loan facility	442.9	446.2
Total gross long-term debt	639.7	569.3
Less: unamortized debt issuance costs and discounts on debt	(10.7)	(11.1)
Total debt	$629.0	$558.2
Less: current portion	(4.5)	(4.5)
Total long-term debt	$624.5	$553.7

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $172.9 million and $197.5 million as of June 30, 2019 and December 30, 2018, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 3.91% and 4.10% as of June 30, 2019 and December 30, 2018, respectively. Additionally, the Borrowers paid a commitment fee of 0.250% and 0.250% on the unfunded amount as of June 30, 2019 and December 30, 2018, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of June 30, 2019, the Company is in compliance with all of the ABL Facility covenants.
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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 5.16% at June 30, 2019.

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
The Term Loan Facility is payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche E Term Loans until the maturity date. In addition, the Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement, for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of June 30, 2019, the Company is in compliance with all of the Term Loan Facility covenants.
During the three and six months ended June 30, 2019, the Company incurred total interest expense of $8.7 million and $17.7 million, respectively. Of this total, $8.0 million and $15.9 million related to interest on the ABL Facility and the Term Loan Facility for the three and six months ended June 30, 2019, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Sixth Amendment of the ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.0 million and $0.4 million were written off to expense and new debt fees and issuance costs of $0.0 million and $0.9 million were capitalized during three and six months ended June 30, 2019, respectively. Amortization expense related to debt issuance costs and discounts were $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively. The remaining $0.2 million and $0.4 million interest expense for the three and six months ended June 30, 2019, respectively, primarily related to interest attributable to finance leases.

During the three and six months ended July 1, 2018, the Company incurred total interest expense of $8.0 million and $14.6 million, respectively. Of this total, $6.6 million and $12.3 million related to interest on the ABL Facility and Term Loan Facility for the three and six months ended July 1, 2018, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.9 million and $1.7 million for the three and six months ended July 1, 2018, respectively. The remaining $0.5 million and $0.6 million interest expense for the three and six months ended July 1, 2018, respectively, primarily related to interest attributable to finance leases.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 19.3% for the six months ended June 30, 2019 and 8.9% for the six months ended July 1, 2018. The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $3.7 million for the six months ended June 30, 2019 and $9.0 million for the six months ended July 1, 2018. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended June 30, 2019 and July 1, 2018, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.7 million and $3.7 million as of June 30, 2019 and December 30, 2018, respectively. The Company’s exposure is capped to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.3 million and $1.3 million as of June 30, 2019 and December 30, 2018, respectively.
Letters of credit: As of June 30, 2019 and December 30, 2018, outstanding letters of credit were $5.3 million and $4.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

For the three and six months ended June 30, 2019 and July 1, 2018, the assumed exercises of a portion of the Company’s employee stock options, RSUs, and DSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Weighted average potential common shares excluded because anti-dilutive
Employee stock options, RSUs and DSUs	595,845	287,639	538,117	220,002

Certain of the Company’s employee stock options, RSUs, and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,588,512 and 1,575,298 for the three and six months ended June 30, 2019, and 2,295,708 and 2,392,496 for the three and six months ended July 1, 2018, respectively.
Note 13. Subsequent Events

On July 3, 2019, the Company acquired the assets and assumed the liabilities of L.H. Voss Materials Dublin and its affiliates, Mt. Diablo Landscape Centers and Clark’s Home & Garden (collectively, “Voss”). With five locations across the East Bay in Northern California, Voss is a distributor of hardscapes and landscape supplies to landscape professionals.

The acquisition was not material and not expected to have a significant impact on the Company’s consolidated financial statements.

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
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Through our expansive North American network of over 540 branch locations in 45 states and six provinces, we offer a comprehensive selection of irrigation supplies, fertilizer, and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting, and ice melt products. We also provide value-added consultative services to complement our product offering and to help our customers operate and grow their businesses.

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

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets not in the ordinary course of business, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. See “Results of Operations—Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with U.S. GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2018 fiscal year:

•
In May 2019, we acquired the assets and assumed the liabilities of Stone and Soil Depot, Inc. (“Stone and Soil”). With three locations in the Greater San Antonio, Texas market, Stone and Soil is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•
In April 2019, we acquired the assets and assumed the liabilities of Fisher’s Landscape Depot (“Fisher’s”). With two locations in Western Ontario, Canada, Fisher’s is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•
In April 2019, we acquired the assets and assumed the liabilities of Landscape Depot, Inc. (“Landscape Depot”). With three locations in the Greater Boston, Massachusetts market, Landscape Depot is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended June 30, 2019 and July 1, 2018.

(In millions)
Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	June 30, 2019		July 1, 2018		June 30, 2019		July 1, 2018
Net sales	$752.4	100.0%	$687.8	100.0%	$1,169.7	100.0%	$1,059.2	100.0%
Cost of goods sold	494.4	65.7%	457.9	66.6%	781.7	66.8%	720.8	68.1%
Gross profit	258.0	34.3%	229.9	33.4%	388.0	33.2%	338.4	31.9%
Selling, general and administrative expenses	166.7	22.2%	145.2	21.1%	322.5	27.6%	276.9	26.1%
Other income	1.4	0.2%	1.1	0.2%	2.5	0.2%	3.7	0.3%
Operating income	92.7	12.3%	85.8	12.5%	68.0	5.8%	65.2	6.2%
Interest and other non-operating expenses, net	8.7	1.2%	8.0	1.2%	17.7	1.5%	14.6	1.4%
Income tax expense	19.3	2.6%	14.7	2.1%	9.7	0.8%	4.5	0.4%
Net income	$64.7	8.6%	$63.1	9.2%	$40.6	3.5%	$46.1	4.4%
Net sales
Net sales increased 9% to $752.4 million for the three months ended June 30, 2019 compared to $687.8 million for the three months ended July 1, 2018, and increased 10% to $1,169.7 million for the six months ended June 30, 2019 compared to $1,059.2 million for the six months ended July 1, 2018. Organic Daily Sales increased 1% in the second quarter of 2019 and increased 2% for the six months ended June 30, 2019, compared to the prior-year periods. Organic Daily Sales for agronomics products (fertilizer, control products, ice melt, and equipment) grew 2% in the second quarter of 2019 and 4% for the six months ended June 30, 2019 compared to the prior-year periods. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 1% in the second quarter of 2019 and 1% for the six months ended June 30, 2019 compared to the prior-year periods. The Organic Daily Sales growth for both landscaping and agronomic products reflected lower sales volumes due to unfavorable weather offset by increased prices in response to cost inflation. Acquisitions contributed $57.7 million, or 8%, to the second quarter 2019 Net sales growth, and $87.2 million, or 8%, to the Net sales growth for the six months ended June 30, 2019.
 Cost of goods sold
Cost of goods sold increased 8% to $494.4 million for the three months ended June 30, 2019 compared to $457.9 million for the three months ended July 1, 2018, and increased 8% to $781.7 million for the six months ended June 30, 2019 compared to $720.8 million for the six months ended July 1, 2018. The increase in Cost of goods sold for the second quarter and the first half of 2019 was primarily attributable to Net sales growth, including acquisitions.
Gross profit and gross margin
Gross profit increased 12% to $258.0 million for the three months ended June 30, 2019 compared to $229.9 million for the three months ended July 1, 2018, and increased 15% to $388.0 million for the six months ended June 30, 2019 compared to $338.4 million for the six months ended July 1, 2018. Gross profit growth for the second quarter of 2019 was driven by Net sales growth, including acquisitions. Gross margin increased 90 basis points to 34.3% for the second quarter of 2019 compared to 33.4% for the same period of 2018. For the six months ended June 30, 2019, gross margin increased 130 basis points to 33.2% as compared to 31.9% for the six months ended July 1, 2018. The increase in gross margin for both the second quarter and the first half of 2019 was primarily due to contributions from acquisitions with higher gross margins, opportunistic inventory buys, and improved pricing relative to the prior year periods.
Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased 15% to $166.7 million for the three months ended June 30, 2019 compared to $145.2 million for the three months ended July 1, 2018, and increased 16% to $322.5 million for the six months ended June 30, 2019 compared to $276.9 million for the six months ended July 1, 2018. The increase in both the second quarter and the first half of 2019 was primarily due to the additional operating expenses from acquisitions. SG&A as a percentage of Net sales increased to 22.2% for the three months ended June 30, 2019 compared to 21.1% for the three months ended July 1, 2018, and increased to 27.6% for the six months ended June 30, 2019 compared to 26.1% for the six months ended July 1, 2018. The change in SG&A as a percentage of Net sales was primarily due to the impact of acquisitions, increased health care and stock-based compensation expense, and general wage inflation combined with modest organic sales growth. Depreciation and amortization expense increased $2.2 million to $14.7 million for the three months ended June 30, 2019 compared to $12.5 million for the three months ended July 1, 2018, and increased $5.9 million to $30.1 million for the six months ended June 30, 2019 compared to $24.2 million for six months ended July 1, 2018. The increase in depreciation and amortization in both the second quarter and the first half of 2019 was primarily attributable to our acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net increased $0.7 million to $8.7 million for the three months ended June 30, 2019 compared to $8.0 million for the three months ended July 1, 2018, and increased $3.1 million to $17.7 million for the six months ended June 30, 2019 compared to $14.6 million for the six months ended July 1, 2018. The change in interest expense was attributable to a higher average outstanding debt balance and increased interest rates in the second quarter and the first half of 2019 compared to the same periods of 2018.
Income tax expense
Income tax expense was $19.3 million for the three months ended June 30, 2019 compared to $14.7 million for the three months ended July 1, 2018, and $9.7 million for the six months ended June 30, 2019 compared to $4.5 million for the six months ended July 1, 2018. The effective tax rate was 23.0% for the three months ended June 30, 2019 compared to 18.9% for the three months ended July 1, 2018 and 19.3% for the six months ended June 30, 2019 compared to 8.9% for the six months ended July 1, 2018.  The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. Excess tax benefits of $2.9 million were recognized for the three months ended June 30, 2019 compared to $6.0 million for the three months ended July 1, 2018. For the six months ended June 30, 2019, excess tax benefits of $3.7 million were recognized compared to $9.0 million recognized for the six months ended July 1, 2018.
Net income
Net income increased $1.6 million to $64.7 million for the three months ended June 30, 2019 compared to $63.1 million for the three months ended July 1, 2018. The increase was primarily attributable to Net sales growth and improved profitability, partially offset by a higher tax rate. Net income decreased $5.5 million to $40.6 million for the six months ended June 30, 2019 compared to $46.1 million for the six months ended July 1, 2018. The reduction primarily reflected a higher tax rate and an increase in interest expense.

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

(In millions, except per share information and percentages)
	2019		2018				2017
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3

Net sales	$752.4	$417.3	$474.6	$578.5	$687.8	$371.4	$415.7	$502.4
Cost of goods sold	494.4	287.3	325.9	387.5	457.9	262.9	283.8	342.1
Gross profit	258.0	130.0	148.7	191.0	229.9	108.5	131.9	160.3
Selling, general and administrative expenses	166.7	155.8	150.1	151.8	145.2	131.7	133.8	128.1
Other income	1.4	1.1	2.0	2.3	1.1	2.6	0.7	1.6
Operating income (loss)	92.7	(24.7)	0.6	41.5	85.8	(20.6)	(1.2)	33.8
Interest and other non-operating expenses	8.7	9.0	8.3	9.2	8.0	6.6	6.2	6.2
Income tax (benefit) expense	19.3	(9.6)	(5.6)	2.4	14.7	(10.2)	(11.4)	10.7
Net income (loss)	$64.7	$(24.1)	$(2.1)	$29.9	$63.1	$(17.0)	$4.0	$16.9
Net income (loss) per common share:
Basic	$1.57	$(0.59)	$(0.05)	$0.74	$1.56	$(0.43)	$0.10	$0.42
Diluted	$1.52	$(0.59)	$(0.05)	$0.70	$1.48	$(0.43)	$0.09	$0.41
Adjusted EBITDA(1)	$114.3	$(5.9)	$18.1	$60.0	$103.0	$(5.1)	$15.3	$48.4
Net sales as a percentage of annual net sales			22.4%	27.4%	32.6%	17.6%	22.3%	27.0%
Gross profit as a percentage of annual gross profit			21.9%	28.2%	33.9%	16.0%	22.2%	26.9%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			10.3%	34.1%	58.5%	(2.9)%	9.7%	30.8%
_____________________________________

(1)
In addition to our net income (loss) determined in accordance with U.S. GAAP, we present Adjusted EBITDA in this report to evaluate the operating performance and efficiency of our business. EBITDA represents our net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets not in the ordinary course of business, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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

Management compensates for these limitations by relying primarily on our U.S. GAAP results and by using Adjusted EBITDA only as a supplement to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies limiting their usefulness as a comparative measure. The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

(In millions)
	2019		2018				2017
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Reported net income (loss)	$64.7	$(24.1)	$(2.1)	$29.9	$63.1	$(17.0)	$4.0	$16.9
Income tax (benefit) expense	19.3	(9.6)	(5.6)	2.4	14.7	(10.2)	(11.4)	10.7
Interest expense, net	8.7	9.0	8.3	9.2	8.0	6.6	6.2	6.2
Depreciation and amortization	14.7	15.4	14.0	14.1	12.5	11.7	11.4	11.1
EBITDA	107.4	(9.3)	14.6	55.6	98.3	(8.9)	10.2	44.9
Stock-based compensation(a)	5.4	1.8	1.8	1.9	2.1	2.1	1.4	1.5
(Gain) loss on sale of assets(b)	—	0.1	(0.1)	(0.3)	0.1	(0.1)	0.4	—
Financing fees(c)	—	—	0.1	0.7	—	—	0.2	0.4
Acquisitions and other adjustments(d)	1.5	1.5	1.7	2.1	2.5	1.8	3.1	1.6
Adjusted EBITDA(e)	$114.3	$(5.9)	$18.1	$60.0	$103.0	$(5.1)	$15.3	$48.4
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale of assets not in the ordinary course of business.

(c)	Represents fees associated with our debt refinancing and debt amendments, as well as fees incurred in connection with our secondary offerings.

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

(e)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to net sales:

(In millions, except Selling Days)
	2019		2018
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Reported net sales	$752.4	$417.3	$687.8	$371.4
Organic Sales	660.1	377.3	653.2	360.9
Acquisition contribution(a)	92.3	40.0	34.6	10.5
Selling Days	64	64	64	64
Organic Daily Sales	$10.3	$5.9	$10.2	$5.6
_____________________________________

(a)	Represents net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2019 fiscal year.

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
Our borrowing base capacity under the ABL Facility was $172.9 million as of June 30, 2019, after giving effect to approximately $196.8 million of revolving credit loans under the ABL Facility, an increase of $73.7 million from $123.1 million of revolving credit loans as of December 30, 2018. As of June 30, 2019, we had total cash and cash equivalents of $25.2 million, total gross long-term debt of $639.7 million and finance leases of $17.9 million.
Working capital was $535.7 million as of June 30, 2019, an increase of $52.7 million as compared to $483.0 million as of December 30, 2018. The change in working capital reflects an increase in inventory and accounts payable due to acquisitions and the seasonality of our business offset by the $46.0 million addition of the Current portion of operating leases liability as a result of the adoption of the lease accounting standard during the first quarter of 2019.

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Six Months Ended
	June 30, 2019	July 1, 2018
Net cash provided by (used in):
Operating activities	$(11.4)	$(28.4)
Investing activities	$(48.4)	$(78.1)
Financing activities	$67.6	$107.0
Cash flow used in operating activities

Net cash used in operating activities for the six months ended June 30, 2019 was $11.4 million compared to net cash used in operating activities of $28.4 million for the six months ended July 1, 2018. The decrease was primarily due to improved working capital management and a smaller increase in receivables due to lower organic growth.

Cash flow used in investing activities

Net cash used in investing activities was $48.4 million for the six months ended June 30, 2019 compared to $78.1 million for the six months ended July 1, 2018. The decrease reflects less acquisition investment during the first six months of 2019 compared to the same period of 2018. In addition, capital expenditures were $12.7 million for the first six months of 2019, compared to $8.0 million for the first six months of 2018 due to increased expenditures for material handling equipment used at our branches.
Cash flow provided by financing activities
Net cash provided by financing activities was $67.6 million for the six months ended June 30, 2019 compared to $107.0 million for the six months ended July 1, 2018. The decrease primarily reflects less borrowings to fund investments in acquisitions during the six months ended June 30, 2019 compared to the same period of 2018.

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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 5.16% at June 30, 2019.

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

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 3.91% and 4.10% as of June 30, 2019 and December 30, 2018, respectively. Additionally, the Borrowers paid a commitment fee of 0.250% and 0.250% on the unfunded amount as of June 30, 2019 and December 30, 2018, respectively.

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

Contractual Obligations and Commitments
The following table presents our contractual obligations as of June 30, 2019, resulting from the changes in our long term debt. The changes during the six months ended June 30, 2019 were primarily the result of increased borrowings.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$639.7	$3.4	$10.1	$205.7	$420.5
Interest on long term debt(2)	160.4	31.2	62.7	58.2	8.3
___________________________________

(1)
For additional information see “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $10.7 million.

(2)
The interest on long term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of June 30, 2019. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of June 30, 2019. See “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we adopted ASC 842 effective December 31, 2018, as described in Notes 1 and 7 to the Consolidated Financial Statements. We implemented a new lease accounting system and redesigned certain processes and controls pertaining to our lease portfolio. There were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Third Amended and Restated Certificate of Incorporation of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed May 16, 2019.

3.2
Third Amended and Restated By-laws of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed May 16, 2019.

10.1†	Summary of Non-Employee Director Compensation, as amended and restated on May 15, 2019.

10.2†	Separation Benefit Agreement by and between SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc., and Scott Salmon, dated April 1, 2019.

10.3†
Amendment to Separation Agreement, dated June 13, 2019, by and between Ross Anker and SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed June 14, 2019.

10.4†	Separation Benefit Agreement by and between SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc., and Greg Weller, dated May 26, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

______________
† Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	July 31, 2019	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)