Form 10-Q
period 2019-09-29
SiteOne Landscape Supply, Inc.
filed 2019-10-30
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of October 25, 2019
Common Stock, $0.01 par value per share	41,378,142

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	September 29, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$30.3	$17.3
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $5.9, respectively	324.3	285.3
Inventory, net	478.5	411.7
Income tax receivable	2.5	10.0
Prepaid expenses and other current assets	39.6	41.1
Total current assets	875.2	765.4

Property and equipment, net (Note 5)	99.9	88.4
Operating lease right-of-use assets, net (Note 7)	224.0	—
Goodwill (Note 6)	170.2	148.4
Intangible assets, net (Note 6)	149.3	155.6
Other assets	8.6	10.7
Total assets	$1,527.2	$1,168.5

Liabilities and Equity
Current liabilities:
Accounts payable	$209.1	$184.6
Current portion of finance leases (Note 7)	6.0	5.2
Current portion of operating leases (Note 7)	47.2	—
Accrued compensation	35.8	42.1
Long term debt, current portion (Note 9)	4.5	4.5
Accrued liabilities	56.4	46.0
Total current liabilities	359.0	282.4

Other long-term liabilities	12.8	14.0
Finance leases, less current portion (Note 7)	14.8	9.5
Operating leases, less current portion (Note 7)	180.3	—
Deferred tax liabilities	4.6	7.1
Long-term debt, less current portion (Note 9)	571.0	553.7
Total liabilities	1,142.5	866.7

Commitments and contingencies (Note 11)

Stockholders' equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 41,375,325 and 40,910,992 shares issued, and 41,354,414 and 40,890,081 shares outstanding at September 29, 2019 and December 30, 2018, respectively	0.4	0.4
Additional paid-in capital	256.3	242.1
Retained earnings	135.3	60.1
Accumulated other comprehensive loss	(7.3)	(0.8)
Total equity	384.7	301.8
Total liabilities and equity	$1,527.2	$1,168.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Net sales	$652.8	$578.5	$1,822.5	$1,637.7
Cost of goods sold	437.6	387.5	1,219.3	1,108.3
Gross profit	215.2	191.0	603.2	529.4

Selling, general and administrative expenses	165.0	151.8	487.5	428.7
Other income	2.3	2.3	4.8	6.0
Operating income	52.5	41.5	120.5	106.7

Interest and other non-operating expenses, net	8.2	9.2	25.9	23.8
Net income before taxes	44.3	32.3	94.6	82.9
Income tax expense	9.7	2.4	19.4	6.9
Net income	$34.6	$29.9	75.2	76.0

Net income per common share:
Basic	$0.84	$0.74	$1.83	$1.88
Diluted	$0.81	$0.70	$1.76	$1.78
Weighted average number of common shares outstanding:
Basic	41,311,831	40,664,488	41,125,128	40,360,969
Diluted	42,838,975	42,746,803	42,683,090	42,650,088

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Net income	$34.6	$29.9	$75.2	$76.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.2)	0.2	0.3	(0.1)
Unrealized gain (loss) on interest rate swaps, net of taxes of $0.4, ($0.2), $2.5, and ($0.8), respectively	(0.8)	0.4	(6.8)	2.1
Total other comprehensive income (loss)	(1.0)	0.6	(6.5)	2.0
Comprehensive income	$33.6	$30.5	$68.7	$78.0

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	39,956.2	$0.4	$227.8	$(15.1)	$(0.3)	$212.8
Adjustment due to adoption of ASU 2014-09	—	—	—	1.3	—	1.3
Net loss	—	—	—	(17.0)	—	(17.0)
Other comprehensive income	—	—	—	—	1.0	1.0
Issuance of common shares under stock based compensation plan	193.8	—	0.9	—	—	0.9
Stock based compensation	—	—	2.1	—	—	2.1
Balance at April 1, 2018	40,150.0	$0.4	$230.8	$(30.8)	$0.7	$201.1
Net income	—	—	—	63.1	—	63.1
Other comprehensive income	—	—	—	—	0.4	0.4
Issuance of common shares under stock based compensation plan	341.2	—	2.7	—	—	2.7
Stock based compensation	—	—	2.1	—	—	2.1
Balance at July 1, 2018	40,491.2	$0.4	$235.6	$32.3	$1.1	$269.4
Net income	—	—	—	29.9	—	29.9
Other comprehensive income	—	—	—	—	0.6	0.6
Issuance of common shares under stock based compensation plan	312.1	—	2.3	—	—	2.3
Stock based compensation	—	—	1.9	—	—	1.9
Balance at September 30, 2018	40,803.3	0.4	239.8	62.2	1.7	304.1

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net loss	—	—	—	(24.1)	—	(24.1)
Other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Issuance of common shares under stock based compensation plan	89.4	—	0.2	—	—	0.2
Stock based compensation	—	—	1.8	—	—	1.8
Balance at March 31, 2019	40,979.5	$0.4	$244.1	$36.0	$(2.8)	$277.7
Net income	—	—	—	64.7	—	64.7
Other comprehensive loss	—	—	—	—	(3.5)	(3.5)
Issuance of common shares under stock based compensation plan	219.9	—	2.3	—	—	2.3
Stock based compensation	—	—	5.4	—	—	5.4
Balance at June 30, 2019	41,199.4	$0.4	$251.8	$100.7	$(6.3)	$346.6
Net income	—	—	—	34.6	—	34.6
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Issuance of common shares under stock based compensation plan	155.0	—	2.0	—	—	2.0
Stock based compensation	—	—	2.5	—	—	2.5
Balance at September 29, 2019	41,354.4	0.4	256.3	135.3	(7.3)	384.7

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income	$75.2	$76.0
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of finance lease right-of-use assets and depreciation	18.8	15.7
Stock-based compensation	9.7	6.1
Amortization of software and intangible assets	25.9	22.6
Amortization of debt related costs	1.5	2.4
Loss on extinguishment of debt	0.4	0.7
(Gain) loss on sale of equipment	0.2	(0.3)
Other	0.6	(0.4)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(36.1)	(67.7)
Inventory	(56.9)	(58.7)
Income tax receivable	7.5	(7.6)
Prepaid expenses and other assets	(3.2)	(13.3)
Accounts payable	19.6	57.6
Accrued expenses and other liabilities	1.2	8.6
Net Cash Provided By Operating Activities	$64.4	$41.7

Cash Flows from Investing Activities:
Purchases of property and equipment	(16.4)	(11.5)
Purchases of intangible assets	(0.9)	(4.6)
Acquisitions, net of cash acquired	(47.3)	(126.3)
Proceeds from the sale of property and equipment	0.6	2.6
Net Cash Used In Investing Activities	$(64.0)	$(139.8)

Cash Flows from Financing Activities:
Equity proceeds from common stock	5.1	6.2
Borrowings under term loan	—	447.4
Repayments under term loan	(3.4)	(350.3)
Borrowings on asset-based credit facility	264.9	336.6
Repayments on asset-based credit facility	(245.2)	(323.8)
Payments of debt issuance costs	(0.9)	(2.4)
Payments on finance lease obligations	(4.8)	(4.6)
Payments of acquisition related contingent obligations	(2.7)	(3.8)
Other financing activities	(0.5)	(0.4)
Net Cash Provided By Financing Activities	$12.5	$104.9

Effect of exchange rate on cash	0.1	(0.1)
Net Change In Cash	13.0	6.7

Cash and cash equivalents:

Beginning	17.3	16.7
Ending	$30.3	$23.4

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	23.0	19.3
Cash paid during the year for income taxes	12.9	14.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including paving, natural stone and blocks), outdoor lighting and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. As of September 29, 2019, the Company had over 550 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending December 29, 2019 and the fiscal year ended December 30, 2018 both include 52 weeks. The three months ended September 29, 2019 and September 30, 2018 both include 13 weeks. The nine months ended September 29, 2019 and September 30, 2018 both include 39 weeks.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” amended by subsequent ASUs (collectively “ASC 842”), which supersedes the guidance for recognition, measurement, presentation and disclosures of lease arrangements. The amended standard requires recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use (“ROU”) asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the ROU asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 when it became effective in the first quarter of fiscal year 2019 using a modified transition approach under which prior comparative periods were not adjusted. The Company elected the package of practical expedients, which permits not reassessing its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company made the election for certain classes of underlying assets to not separate non-lease components from lease components. However, the Company did not elect the lease term hindsight practical expedient. For leases less than 12 months, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities as permitted by the guidance. The adoption of the new standard had a material impact on the Company’s Consolidated Balance Sheets, but an immaterial impact on its Consolidated Statements of Operations or

Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged.

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company

Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 is effective upon issuance and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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
The following table presents Net sales disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Landscaping products(a)	$470.8	$406.5	$1,291.1	$1,138.8
Agronomic and other products(b)	182.0	172.0	531.4	498.9
	$652.8	$578.5	$1,822.5	$1,637.7
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
As of September 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, deferred revenue and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of September 29, 2019 and December 30, 2018, contract liabilities were $7.5 million and $7.4 million, respectively, and are included within accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the nine months ended September 29, 2019 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $6.0 million of revenue recognized and the expiration of points.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of approximately $46.4 million and $127.2 million, and deferred contingent consideration of $4.7 million and approximately $5.7 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.

•
In August 2019, the Company acquired the assets and assumed the liabilities of Trendset Concrete Products, Inc. (“Trendset”). With one location in the Greater Seattle, Washington market, Trendset is a distributor of hardscapes products to landscape professionals.

•
In July 2019, the Company acquired the assets and assumed the liabilities of L.H. Voss Materials Dublin and its affiliates, Mt. Diablo Landscape Centers and Clark’s Home & Garden (collectively, “Voss”). With five locations across the East Bay in Northern California, Voss is a distributor of hardscapes and landscape supplies to landscape professionals.

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

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of September 29, 2019 and December 30, 2018 (in millions):

	Derivative Assets				Derivative Liabilities
	September 29, 2019		December 30, 2018		September 29, 2019		December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.7	Accrued liabilities	$1.6	Accrued liabilities	$—
	Other assets	—	Other assets	1.1	Other long-term liabilities	6.6	Other long-term liabilities	0.7
Total derivatives		$—		$1.8		$8.2		$0.7

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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the three and nine months ended September 29, 2019 and September 30, 2018, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in AOCI related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $1.2 million as of September 29, 2019. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and nine months ended September 29, 2019 and September 30, 2018 (in millions):

	Three Months Ended
	September 29, 2019			September 30, 2018
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(1.2)	Interest and other non-operating expenses, net	$—	$0.6	Interest and other non-operating expenses, net	$—

	Nine Months Ended
	September 29, 2019			September 30, 2018
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(9.3)	Interest and other non-operating expenses, net	$0.2	$2.9	Interest and other non-operating expenses, net	$—

Failure of the swap counterparties to make payments would result in the loss of any potential benefit to the Company under the swap agreements. In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements.

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	September 29, 2019	December 30, 2018
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.9	7.9
Leasehold improvements	22.6	20.5
Branch equipment	44.3	36.8
Office furniture and fixtures and vehicles:
Office furniture and fixtures	20.1	19.1
Vehicles	30.3	58.1
Finance lease right-of-use assets	42.6	—
Tooling	0.1	0.1
Construction in progress	4.3	2.0
Total property and equipment, gross	184.4	156.7
Less: accumulated depreciation and amortization	84.5	68.3
Total property and equipment, net	$99.9	$88.4

Amortization of finance ROU assets and depreciation expense was approximately $6.0 million and $18.8 million for the three and nine months ended September 29, 2019, and depreciation expense was $5.7 million and $15.7 million for the three and nine months ended September 30, 2018, respectively.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

December 31, 2018
to September 29, 2019
Beginning balance	$148.4
Goodwill acquired during the period	18.6
Goodwill adjusted during the period	3.2
Ending balance	$170.2

Additions to goodwill during the nine months ended September 29, 2019 related to the acquisitions completed in 2019 as described in Note 3.
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

During the nine months ended September 29, 2019, the Company recorded $18.1 million of intangible assets which related to customer relationships, and trademarks and other, primarily as a result of the acquisitions completed in 2019 as described in Note 3.

The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately six years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		September 29, 2019			December 30, 2018
	Weighted Average Remaining Useful Life (Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.1	$260.2	$117.6	$142.6	$243.0	$95.6	$147.4
Trademarks and other	3.3	15.5	8.8	6.7	14.6	6.4	8.2
Total intangible assets		$275.7	$126.4	$149.3	$257.6	$102.0	$155.6

Amortization expense for intangible assets was approximately $8.1 million and $24.4 million for the three and nine months ended September 29, 2019, and $7.9 million and $21.0 million for the three and nine months ended September 30, 2018, respectively.

Total future amortization estimated as of September 29, 2019, is as follows (in millions):

Fiscal year ending:
2019 (remainder)	$7.9
2020	27.5
2021	22.9
2022	18.8
2023	15.0
Thereafter	57.2
Total future amortization	$149.3

Note 7.     Leases
The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Finance lease obligations consist primarily of the Company’s vehicle fleet. Most real estate leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases include options to purchase the leased property. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The Company also elected the package of practical expedients, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities. These payments are expensed as incurred and recorded as variable lease expense.

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

The components of lease expense were as follows (in millions):

		Three Months Ended	Nine Months Ended
Lease cost	Classification	September 29, 2019	September 29, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$1.5	$5.0
Interest on lease liabilities	Interest and other non-operating expenses, net	0.2	0.6
Operating lease cost	Cost of goods sold	0.8	2.4
Operating lease cost	Selling, general and administrative expenses	15.7	45.0
Short-term lease cost	Selling, general and administrative expenses	0.4	1.2
Variable lease cost	Selling, general and administrative expenses	0.1	0.5
Sublease income	Selling, general and administrative expenses	(0.2)	(0.4)
Total lease cost		$18.5	$54.3

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended	Nine Months Ended
Other information	September 29, 2019	September 29, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.2	$0.6
Operating cash flows from operating leases	$15.9	$46.3
Financing cash flows from finance leases	$1.5	$4.8
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$4.5	$11.3
Operating leases	$23.4	$57.2

The aggregate future lease payments for operating and finance leases as of September 29, 2019 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2019 (remainder)	$10.2	$1.8
2020	58.5	6.7
2021	49.9	6.0
2022	39.7	4.5
2023	30.0	2.7
2024	21.2	0.8
Thereafter	75.0	0.1
Total lease payments	284.5	22.6
Less: interest	57.0	1.8
Present value of lease liabilities	$227.5	$20.8

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	September 29, 2019
Weighted-average remaining lease term (years)
Finance leases	3.7
Operating leases	6.9
Weighted-average discount rate
Finance leases	4.7%
Operating leases	5.9%

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

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. The Company’s contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $2.0 million and $6.7 million for the three and nine months ended September 29, 2019, respectively, and $1.9 million and $5.8 million for the three and nine months ended September 30, 2018, respectively.

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

A summary of stock-based compensation activities during the nine months ended September 29, 2019 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 30, 2018	2,463.5	85.9	24.7	—
Granted	295.5	103.5	10.8	29.8
Exercised/Vested/Settled	(443.9)	(26.1)	(3.0)	—
Expired or forfeited	(95.5)	(14.4)	—	(1.4)
Outstanding as of September 29, 2019	2,219.6	148.9	32.5	28.4

The weighted average grant date fair value of awards granted during the nine months ended September 29, 2019 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$16.09
RSUs	$52.37
DSUs	$65.74
PSUs	$51.69

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Stock options	$1.5	$1.5	$6.7	$4.6
RSUs	0.7	0.4	1.9	1.0
DSUs	0.2	—	0.8	0.5
PSUs	0.1	—	0.3	—
Total stock-based compensation	$2.5	$1.9	$9.7	$6.1

A summary of unrecognized stock-based compensation expense as of September 29, 2019 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$8.8	2.52
RSUs	$6.5	2.93
DSUs	$0.7	1.53
PSUs	$1.1	2.25

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	September 29, 2019	December 30, 2018
ABL facility	$142.8	$123.1
Term loan facility	442.9	446.2
Total gross long-term debt	585.7	569.3
Less: unamortized debt issuance costs and discounts on debt	(10.2)	(11.1)
Total debt	$575.5	$558.2
Less: current portion	(4.5)	(4.5)
Total long-term debt	$571.0	$553.7

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $226.9 million and $197.5 million as of September 29, 2019 and December 30, 2018, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 3.62% and 4.10% as of September 29, 2019 and December 30, 2018, respectively. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of September 29, 2019 and December 30, 2018, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of September 29, 2019, the Company is in compliance with all of the ABL Facility covenants.
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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 4.90% at September 29, 2019.

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
The Term Loan Facility is payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche E Term Loans until the maturity date. In addition, the Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement, for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of September 29, 2019, the Company is in compliance with all of the Term Loan Facility covenants.
During the three and nine months ended September 29, 2019, the Company incurred total interest expense of $8.2 million and $25.9 million, respectively. Of this total, $7.5 million and $23.4 million related to interest on the ABL Facility and the Term Loan Facility for the three and nine months ended September 29, 2019, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Sixth Amendment of the ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.0 million and $0.4 million were written off to expense and new debt fees and issuance costs of $0.0 million and $0.9 million were capitalized during three and nine months ended September 29, 2019, respectively. Amortization expense related to debt issuance costs and discounts were $0.5 million and $1.5 million for the three and nine months ended September 29, 2019, respectively. The remaining $0.2 million and $0.6 million interest expense for the three and nine months ended September 29, 2019, respectively, primarily related to interest attributable to finance leases.

During the three and nine months ended September 30, 2018, the Company incurred total interest expense of $9.2 million and $23.8 million, respectively. Of this total, $7.3 million and $19.6 million related to interest on the ABL Facility and Term Loan Facility for the three and nine months ended September 30, 2018, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Fourth Amendment of the Term Loan Facility, unamortized debt issuance costs and discounts in the amount of $0.7 million and $0.7 million were written off to expense for the three and nine months ended September 30, 2018, respectively, and new debt issuance costs of $2.4 million and $2.4 million were capitalized for three and nine months ended September 30, 2018, respectively. Amortization expense related to debt issuance costs and discounts were $0.7 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. The remaining $0.5 million and $1.1 million interest expense for the three and nine months ended September 30, 2018, respectively, primarily related to interest attributable to finance leases.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 20.5% for the nine months ended September 29, 2019 and 8.3% for the nine months ended September 30, 2018. The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $5.9 million for the nine months ended September 29, 2019 and $15.3 million for the nine months ended September 30, 2018. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended September 29, 2019 and September 30, 2018, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.7 million and $3.7 million as of September 29, 2019 and December 30, 2018, respectively. The Company’s exposure is capped to $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.3 million and $1.3 million as of September 29, 2019 and December 30, 2018, respectively.
Letters of credit: As of September 29, 2019 and December 30, 2018, outstanding letters of credit were $5.3 million and $4.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12. Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period.  The Company includes vested DSUs in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The calculation of the effect of dilutive securities excludes any derived excess tax benefits or deficiencies from assumed future proceeds.

RSUs and stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

For the three and nine months ended September 29, 2019 and September 30, 2018, the assumed exercises of a portion of the Company’s employee stock options, RSUs, and DSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Weighted average potential common shares excluded because anti-dilutive
Employee stock options, RSUs and DSUs	266,145	284,074	273,904	238,707

Certain of the Company’s employee stock options, RSUs, and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,527,144 and 1,557,962 for the three and nine months ended September 29, 2019, and 2,082,315 and 2,289,119 for the three and nine months ended September 30, 2018, respectively.
Note 13. Subsequent Events

On September 30, 2019, the Company acquired the assets and assumed the liabilities of Design Outdoor, Inc. (“Design Outdoor”). With one location in the greater Reno/Lake Tahoe area, Design Outdoor is a distributor of hardscapes products to landscape professionals.

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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with U.S. GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. We incur transaction costs in connection with identifying and completing acquisitions, and ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2018 fiscal year:

•
In August 2019, we acquired the assets and assumed the liabilities of Trendset Concrete Products, Inc. (“Trendset”). With one location in the Greater Seattle, Washington market, Trendset is a distributor of hardscapes products to landscape professionals.

•
In July 2019, we acquired the assets and assumed the liabilities of L.H. Voss Materials Dublin and its affiliates, Mt. Diablo Landscape Centers and Clark’s Home & Garden (collectively, “Voss”). With five locations across the East Bay in Northern California, Voss is a distributor of hardscapes and landscape supplies to landscape professionals.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended September 29, 2019 and September 30, 2018.

(In millions)
Consolidated Statements of Operations

	Three Months Ended				Nine Months Ended
	September 29, 2019		September 30, 2018		September 29, 2019		September 30, 2018
Net sales	$652.8	100.0%	$578.5	100.0%	$1,822.5	100.0%	$1,637.7	100.0%
Cost of goods sold	437.6	67.0%	387.5	67.0%	1,219.3	66.9%	1,108.3	67.7%
Gross profit	215.2	33.0%	191.0	33.0%	603.2	33.1%	529.4	32.3%
Selling, general and administrative expenses	165.0	25.3%	151.8	26.2%	487.5	26.7%	428.7	26.2%
Other income	2.3	0.4%	2.3	0.4%	4.8	0.3%	6.0	0.4%
Operating income	52.5	8.0%	41.5	7.2%	120.5	6.6%	106.7	6.5%
Interest and other non-operating expenses, net	8.2	1.3%	9.2	1.6%	25.9	1.4%	23.8	1.5%
Income tax expense	9.7	1.5%	2.4	0.4%	19.4	1.1%	6.9	0.4%
Net income	$34.6	5.3%	$29.9	5.2%	$75.2	4.1%	$76.0	4.6%
Net sales
Net sales increased 13% to $652.8 million for the three months ended September 29, 2019 compared to $578.5 million for the three months ended September 30, 2018, and increased 11% to $1,822.5 million for the nine months ended September 29, 2019 compared to $1,637.7 million for the nine months ended September 30, 2018. Organic Daily Sales increased 7% in the third quarter of 2019 and 4% for the first nine months of 2019 compared to the prior year periods. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 8% in the third quarter of 2019 and 4% for the nine months ended September 29, 2019 compared to the prior year periods. Organic Daily Sales for agronomics products (fertilizer, control products, ice melt, and equipment) grew 3% in the third quarter of 2019 and 4% for the nine months ended September 29, 2019 compared to the prior year periods. Organic Daily Sales in both the third quarter and the first nine months of 2019 benefited from solid demand growth in our end markets and price increases in response to cost inflation. Organic Daily Sales growth for the third quarter also benefited from more favorable weather relative to the third quarter of 2018 and the first six months of 2019. Acquisitions contributed $39.0 million, or 7%, to the third quarter 2019 Net sales growth, and $126.2 million, or 8%, to the Net sales growth for the nine months ended September 29, 2019.
 Cost of goods sold
Cost of goods sold increased 13% to $437.6 million for the three months ended September 29, 2019 compared to $387.5 million for the three months ended September 30, 2018, and increased 10% to $1,219.3 million for the nine months ended September 29, 2019 compared to $1,108.3 million for the nine months ended September 30, 2018. The increase in Cost of goods sold for the third quarter and the first nine months of 2019 was primarily attributable to Net sales growth, including acquisitions.
Gross profit and gross margin
Gross profit increased 13% to $215.2 million for the three months ended September 29, 2019 compared to $191.0 million for the three months ended September 30, 2018, and increased 14% to $603.2 million for the nine months ended September 29, 2019 compared to $529.4 million for the nine months ended September 30, 2018. Gross profit growth for both the third quarter and the first nine months of 2019 was driven by Net sales growth, including acquisitions. Gross margin was 33.0% for both the third quarter of 2019 and the third quarter of 2018. For the nine months ended September 29, 2019, gross margin increased 80 basis points to 33.1% as compared to 32.3% for the nine months ended September 30, 2018. The increase in gross margin for the first nine months of 2019 was primarily due to contributions from acquisitions with higher gross margins, opportunistic inventory buys, and improved pricing relative to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 9% to $165.0 million for the three months ended September 29, 2019 compared to $151.8 million for the three months ended September 30, 2018, and increased 14% to $487.5 million for the nine months ended September 29, 2019 compared to $428.7 million for the nine months ended September 30, 2018. The increase in both the third quarter and the first nine months of 2019 was primarily due to the additional operating expenses from acquisitions. SG&A as a percentage of Net sales decreased to 25.3% for the three months ended September 29, 2019 compared to 26.2% for the three months ended September 30, 2018. The decrease in SG&A as a percentage of Net Sales was primarily driven by strong Organic Sales growth and good expense management. SG&A as a percentage of Net sales increased to 26.7% for the nine months ended September 29, 2019 compared to 26.2% for the nine months ended September 30, 2018. The increase in SG&A as a percentage of Net Sales was primarily due to the impact of acquisitions and stock-based compensation expense. Depreciation and amortization expense increased $0.5 million to $14.6 million for the three months ended September 29, 2019 compared to $14.1 million for the three months ended September 30, 2018, and increased $6.4 million to $44.7 million for the nine months ended September 29, 2019 compared to $38.3 million for nine months ended September 30, 2018. The increase in depreciation and amortization in both the third quarter and the first nine months of 2019 was primarily attributable to acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $1.0 million to $8.2 million for the three months ended September 29, 2019 compared to $9.2 million for the three months ended September 30, 2018. The decrease in interest expense in the quarter was attributable to $0.7 million of debt issuance costs written off in the third quarter of 2018 as a result of the Fourth Amendment of the Term Loan Facility. Interest and other non-operating expenses increased $2.1 million to $25.9 million for the nine months ended September 29, 2019 compared to $23.8 million for the nine months ended September 30, 2018. The increase in interest expense primarily reflected a higher average outstanding debt balance over the first nine months of 2019 compared to the same period of 2018.
Income tax expense
Income tax expense was $9.7 million for the three months ended September 29, 2019 compared to $2.4 million for the three months ended September 30, 2018, and $19.4 million for the nine months ended September 29, 2019 compared to $6.9 million for the nine months ended September 30, 2018. The effective tax rate was 21.9% for the three months ended September 29, 2019 compared to 7.4% for the three months ended September 30, 2018, and 20.5% for the nine months ended September 29, 2019 compared to 8.3% for the nine months ended September 30, 2018.  The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. Excess tax benefits of $2.2 million were recognized for the three months ended September 29, 2019 compared to $6.3 million for the three months ended September 30, 2018. For the nine months ended September 29, 2019, excess tax benefits of $5.9 million were recognized compared to $15.3 million recognized for the nine months ended September 30, 2018.
Net income
Net income increased $4.7 million to $34.6 million for the three months ended September 29, 2019 compared to $29.9 million for the three months ended September 30, 2018. The increase was primarily attributable to Net sales growth and improved profitability, partially offset by increased tax expense due to reduced excess tax benefits. Net income decreased $0.8 million to $75.2 million for the nine months ended September 29, 2019 compared to $76.0 million for the nine months ended September 30, 2018. The reduction primarily reflected the increase in income tax expense.

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

(In millions, except per share information and percentages)
	2019			2018				2017
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4

Net sales	$652.8	$752.4	$417.3	$474.6	$578.5	$687.8	$371.4	$415.7
Cost of goods sold	437.6	494.4	287.3	325.9	387.5	457.9	262.9	283.8
Gross profit	215.2	258.0	130.0	148.7	191.0	229.9	108.5	131.9
Selling, general and administrative expenses	165.0	166.7	155.8	150.1	151.8	145.2	131.7	133.8
Other income	2.3	1.4	1.1	2.0	2.3	1.1	2.6	0.7
Operating income (loss)	52.5	92.7	(24.7)	0.6	41.5	85.8	(20.6)	(1.2)
Interest and other non-operating expenses	8.2	8.7	9.0	8.3	9.2	8.0	6.6	6.2
Income tax (benefit) expense	9.7	19.3	(9.6)	(5.6)	2.4	14.7	(10.2)	(11.4)
Net income (loss)	$34.6	$64.7	$(24.1)	$(2.1)	$29.9	$63.1	$(17.0)	$4.0
Net income (loss) per common share:
Basic	$0.84	$1.57	$(0.59)	$(0.05)	$0.74	$1.56	$(0.43)	$0.10
Diluted	$0.81	$1.52	$(0.59)	$(0.05)	$0.70	$1.48	$(0.43)	$0.09
Adjusted EBITDA(1)	$70.5	$114.3	$(5.9)	$18.1	$60.0	$103.0	$(5.1)	$15.3
Net sales as a percentage of annual net sales				22.4%	27.4%	32.6%	17.6%	22.3%
Gross profit as a percentage of annual gross profit				21.9%	28.2%	33.9%	16.0%	22.2%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				10.3%	34.1%	58.5%	(2.9)%	9.7%
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

(In millions)
	2019			2018				2017
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Reported net income (loss)	$34.6	$64.7	$(24.1)	$(2.1)	$29.9	$63.1	$(17.0)	$4.0
Income tax (benefit) expense	9.7	19.3	(9.6)	(5.6)	2.4	14.7	(10.2)	(11.4)
Interest expense, net	8.2	8.7	9.0	8.3	9.2	8.0	6.6	6.2
Depreciation and amortization	14.6	14.7	15.4	14.0	14.1	12.5	11.7	11.4
EBITDA	67.1	107.4	(9.3)	14.6	55.6	98.3	(8.9)	10.2
Stock-based compensation(a)	2.5	5.4	1.8	1.8	1.9	2.1	2.1	1.4
(Gain) loss on sale of assets(b)	0.1	—	0.1	(0.1)	(0.3)	0.1	(0.1)	0.4
Financing fees(c)	—	—	—	0.1	0.7	—	—	0.2
Acquisitions and other adjustments(d)	0.8	1.5	1.5	1.7	2.1	2.5	1.8	3.1
Adjusted EBITDA(e)	$70.5	$114.3	$(5.9)	$18.1	$60.0	$103.0	$(5.1)	$15.3
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale of assets not in the ordinary course of business.

(c)	Represents fees associated with our debt refinancing and debt amendments, as well as fees incurred in connection with our secondary offerings.

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

(e)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to net sales:

(In millions, except Selling Days)
	2019			2018
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Reported net sales	$652.8	$752.4	$417.3	$578.5	$687.8	$371.4
Organic Sales	570.4	660.1	377.3	535.1	653.2	360.9
Acquisition contribution(a)	82.4	92.3	40.0	43.4	34.6	10.5
Selling Days	63	64	64	63	64	64
Organic Daily Sales	$9.1	$10.3	$5.9	$8.5	$10.2	$5.6
_____________________________________

(a)	Represents net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2019 fiscal year.

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
Our borrowing base capacity under the ABL Facility was $226.9 million as of September 29, 2019, after giving effect to approximately $142.8 million of revolving credit loans under the ABL Facility, an increase of $19.7 million from $123.1 million of revolving credit loans as of December 30, 2018. As of September 29, 2019, we had total cash and cash equivalents of $30.3 million, total gross long-term debt of $585.7 million and finance leases of $20.8 million.
Working capital was $516.2 million as of September 29, 2019, an increase of $33.2 million as compared to $483.0 million as of December 30, 2018. The change in working capital reflects an increase in inventory and accounts receivable due to both acquisitions and seasonal fluctuations of our business partially offset by the $47.2 million addition of the Current portion of operating leases liability as a result of the adoption of the lease accounting standard during the first quarter of 2019.

Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Nine Months Ended
	September 29, 2019	September 30, 2018
Net cash provided by (used in):
Operating activities	$64.4	$41.7
Investing activities	$(64.0)	$(139.8)
Financing activities	$12.5	$104.9
Cash flow provided by operating activities

Net cash provided by operating activities for the nine months ended September 29, 2019 was $64.4 million compared to net cash provided by operating activities of $41.7 million for the nine months ended September 30, 2018. The increase was primarily due to improved working capital management.

Cash flow used in investing activities

Net cash used in investing activities was $64.0 million for the nine months ended September 29, 2019 compared to $139.8 million for the nine months ended September 30, 2018. The decrease reflected less acquisition investment during the first nine months of 2019 compared to the same period of 2018.

Capital expenditures were $16.4 million for the first nine months of 2019, compared to $11.5 million for the first nine months of 2018 due to increased expenditures for material handling equipment used at our branches.
Cash flow provided by financing activities
Net cash provided by financing activities was $12.5 million for the nine months ended September 29, 2019 compared to $104.9 million for the nine months ended September 30, 2018. The decrease primarily reflected less borrowings to fund investments in acquisitions during the nine months ended September 29, 2019 compared to the same period of 2018.

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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 4.90% at September 29, 2019.

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

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 3.62% and 4.10% as of September 29, 2019 and December 30, 2018, respectively. Additionally, a commitment fee of 0.25% and 0.25% was paid on the unfunded amount as of September 29, 2019 and December 30, 2018, respectively.

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
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We utilize interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. We entered into various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. For additional information see “Note 4. Fair Value Measurement and Interest Rate Swaps” in the notes to the consolidated financial statements.
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
Failure of the swap counterparties to make payments would result in the loss of any potential benefit to us under the swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying the debt agreements.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of September 29, 2019 related to our long term debt. The changes during the nine months ended September 29, 2019 reflected increased borrowings and decreased interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt, including current maturities(1)	$585.7	$4.5	$10.1	$150.6	$420.5
Interest on long term debt(2)	139.0	28.6	57.2	50.6	2.6
___________________________________

(1)
For additional information see “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $10.2 million.

(2)
The interest on long term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of September 29, 2019. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of September 29, 2019. See “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	October 30, 2019	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)