Form 10-K
period 2019-12-29
SiteOne Landscape Supply, Inc.
filed 2020-02-26
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019
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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2019, there were 41,199,427 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $2,824,318,243 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on June 28, 2019 (the last trading day of our most recently completed fiscal second quarter).
As of February 21, 2020, the number of shares of the registrant’s common stock outstanding were 41,789,003, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 29, 2019.

Special Note Regarding Forward-Looking Statements and Information
This Annual Report on Form 10-K contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors that could cause our business not to develop as we expect may emerge from time to time and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	cyclicality in residential and commercial construction markets;

•	general economic and financial conditions;

•	weather conditions, seasonality, and availability of water to end-users;

•	public perceptions that our products and services are not environmentally friendly;

•	competitive industry pressures;

•	product shortages and the loss of key suppliers;

•	product price fluctuations;

•	ability to pass along product cost increases;

•	inventory management risks;

•	ability to implement our business strategies and achieve our growth objectives;

•	acquisition and integration risks;

•	increased operating costs;

•	risks associated with our large labor force;

•	retention of key personnel;

•	construction defect and product liability claims;

•	impairment of goodwill;

•	adverse credit and financial markets events and conditions;

•	credit sale risks;

•	performance of individual branches;

•	environmental, health and safety laws and regulations;

•	hazardous materials and related materials;

•	laws and government regulations applicable to our business that could negatively impact demand for our products;

•	computer data processing systems;

•	cybersecurity incidents;

•	security of personal information about our customers;

•	intellectual property and other proprietary rights;

•	the possibility of securities litigation;

•	unanticipated changes in our tax provisions;

•	our substantial indebtedness and our ability to obtain financing in the future;

•	increases in interest rates;

•	risks related to our common stock;

•	terrorism or the threat of terrorism; and

•	risks related to other factors discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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

PART I

As used in this Annual Report on Form 10-K for the fiscal year ended December 29, 2019, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2019 Fiscal Year,” the “2018 Fiscal Year,” and the “2017 Fiscal Year” refer to the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Item 1. Business
The following discussion of our business contains “forward-looking statements,” as discussed in “Special Note Regarding Forward-Looking Statements and Information” above. Our business, operations, and financial condition are subject to various risks as set forth in Part I, Item 1A., ‘‘Risk Factors’’ below. The following information should be read in conjunction with the Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data and related notes included elsewhere in this Annual Report on Form 10-K.
Company Overview
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of December 29, 2019, we had over 550 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 120,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation network design, commercial project planning, generation of sales leads, marketing services, and product support, as well as a series of technical and business management seminars that we call SiteOne University.
Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty, and drives repeat business. In addition, our broad product portfolio, convenient branch locations, and nationwide fleet of over 1,500 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from approximately 4,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products.
We have a balanced mix of sales across product categories, construction sectors, and end markets. We derived approximately 56% of our 2019 Fiscal Year Net sales from the residential construction sector, 31% from the commercial (including institutional) construction sector, and 13% from the recreational and other construction sector. By end market, we derived approximately 42% of our 2019 Fiscal Year Net sales from maintenance of residential, commercial, and recreational properties. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. The sale of products relating to new construction of homes, commercial buildings, and recreational spaces accounted for approximately 41% of our 2019 Fiscal Year Net sales. These products primarily include irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories. Approximately 17% of our 2019 Fiscal Year Net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increasing existing home sales, increasing home prices, and rising consumer spending.

Net Sales for 2019 Fiscal Year
Our History
Our company was established after Deere & Company (“Deere”) entered the wholesale landscape distribution market through the acquisitions of McGinnis Farms and Century Rain Aid in 2001, United Green Mark in 2005, and LESCO Inc. (“LESCO”) in 2007, each of which significantly expanded our geographic footprint and broadened our product portfolio. In December 2013, an affiliate (the “CD&R Investor”) of Clayton, Dubilier & Rice, LLC (“CD&R”) purchased a 60% interest in our company from Deere (“CD&R Acquisition”). On May 17, 2016, we completed the initial public offering (“IPO”) of our common stock in which Deere and the CD&R Investor were the sole sellers of our common stock to the public. On December 5, 2016, May 1, 2017, and July 26, 2017, we completed secondary offerings of our common stock in which Deere and the CD&R Investor were the sole sellers.
Our Industry
Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $20 billion in revenue in 2019. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, commercial construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply industry, products sold for residential applications represent the largest construction sector, followed by the commercial and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales and each of control products, hardscapes, irrigation products and outdoor lighting, and fertilizer and other accounting for approximately one-tenth of industry sales.
The wholesale landscape supply industry is highly fragmented, consisting primarily of regional private businesses that typically have a small geographic footprint, a limited product offering, and limited supplier relationships. Wholesale landscape supply distributors primarily sell to landscape service firms, ranging from sole proprietorships to national enterprises. Landscape service firms include general landscape contractors and specialty landscape firms, such as lawn care, tree and foliage maintenance firms. Over the past decade, professional landscape contractors have increasingly offered additional products and services to meet their customers’ needs. These firms historically needed to make numerous trips to branches in various locations to source their products. Consequently, landscape professionals have come to value distribution partners who offer a larger variety of product categories and services, particularly given the recurring nature of landscape maintenance services.
Our Strategies
Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Expand Organically
Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 230,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to continue to increase our size and scale in customer, geographic, and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offering for our customers at competitive prices and enhance our role as a critical player in the supply chain.
Grow at the Local Level
The vast majority of our customers operate at a local level. We believe we can grow market share in our existing markets with limited capital investment by systematically executing local strategies to expand our customer base, increase the amount of our customers’ total spending with us, optimize our network of locations, coordinate multi-site deliveries, partner with strategic local suppliers, introduce new products and services, increase our share of underrepresented products in particular markets, and improve sales force performance. We currently offer our full product line only in approximately 30% of the metropolitan statistical areas (“MSAs”) in the United States where we have a branch, and therefore believe we have the capacity to offer significantly more product lines and services in our geographic markets.
Pursue Value-Enhancing Strategic Acquisitions
Through recently completed acquisitions, we have added new markets in the United States and Canada, new product lines, talented associates, and operational best practices. In addition, we increased our sales by introducing products from our existing portfolio to customers of newly acquired companies. We intend to continue pursuing strategic acquisitions to better serve our customers, grow our market share, and enhance our local market leadership positions by taking advantage of our scale, operational experience, and acquisition know-how. In addition, we currently have branches in approximately 50% of the 384 U.S. MSAs and are focused on identifying and reviewing attractive new geographic markets for expansion through acquisitions. We will continue to apply a selective and disciplined acquisition strategy to maximize synergies obtained from enhanced sales and lower procurement and corporate costs.
Execute on Identified Operational Initiatives
We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics.  Additionally, we have continued our e-Commerce initiative, to include the enhancement of our website and business-to-business (B2B) e-Commerce platform.  Although we are still in the early stages of these initiatives, they have already enhanced our customer service, contributed to improvement in our profitability, and we believe we will continue to benefit from these and other operational improvements.
Be the Employer of Choice
We believe our associates are the key drivers of our success, and we aim to recruit, train, promote, and retain the most talented and success-driven personnel in the industry. Our size and scale enable us to offer structured training and career path opportunities for our associates, while at the area and branch level, we have built a vibrant and entrepreneurial culture that rewards performance. We promote ongoing, open and honest communication with our associates to ensure mutual trust, engagement, and performance improvement. We believe that high-performing local leaders coupled with creative, adaptable, and engaged associates are critical to our success and to maintaining our competitive position, and we are committed to being the employer of choice in our industry.
Our Products and Services
Our comprehensive portfolio of landscape products consists of over 120,000 SKUs from approximately 4,000 suppliers. Our product portfolio includes irrigation, fertilizer and other, control products, landscape accessories, nursery goods, hardscapes, and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment required by items such as nursery goods and hardscapes, provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
Refer to “Note 2. Revenue from Contracts with Customers” to our audited financial statements for information on our Net sales in landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) and agronomic and other products (fertilizer, control products, ice melt, equipment, and other products).
Irrigation
Our irrigation products include controllers, valves, sprinkler heads, and irrigation and drainage pipes. The market for irrigation products has historically provided stable growth and is driven primarily by new home construction and maintenance of existing irrigation systems.

Fertilizer & Other
Our fertilizer and other products include fertilizer, grass seed, and ice melt products. Fertilizer products are sold to the maintenance end market and accordingly are relatively stable through economic cycles.
Control Products
Our control products are specialty products that include herbicides, fungicides, rodenticides, and other pesticides. Similar to fertilizer products, control products sales are strongly tied to the maintenance end market and accordingly are relatively stable through economic cycles.
Landscape Accessories
Our landscape accessories products include mulches, soil amendments, tools, and sod. Landscape accessories are typically sold in combination with other landscape supply products. As a result, sales of these accessories are often tied to sales of fertilizers and control products, as well as sales of nursery goods and hardscapes products.
Nursery Goods
Our nursery goods include deciduous shrubs, evergreen shrubs and trees, ornamental trees, shade trees, both field grown and container-grown nursery stock, and hundreds of plant species and cultivars available in a number of heights and bloom colors.
Outdoor Lighting
Our outdoor lighting products include accent lights, dark lights, path lights, up lights, down lights, wall lights, and pool and aquatic area lighting.
Hardscapes
Hardscapes include pavers, natural stone, blocks, and other durable materials.
Proprietary Branded Products
In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, SiteOne Green Tech®, and Pro-Trade® together accounted for approximately 15% of our 2019 Fiscal Year Net sales, the large majority of which is attributable to LESCO®.
LESCO®
LESCO® is a premium brand and maintains strong brand awareness with golf and professional landscape contractors.
Under the LESCO® brand, we offer formulations of fertilizer (liquid and granular), combination products (pesticides on a fertilizer carrier), control products (liquid and granular pesticides), specialty chemicals, turf seed, application equipment (engine powered and walk behind or other non-engine powered), paint, maintenance products like engine oil, windshield washer fluid, ice melt, trimmer line and soil tests. LESCO® products are sold through our branches and retail outlets such as The Home Depot and True Value.
SiteOne Green Tech®
We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the SiteOne Green Tech® brand. The core SiteOne Green Tech® product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps, and hand-held remote control equipment.
Pro-Trade®
In 2017, we launched a line of professional-grade LED lamps and lighting solutions under our Pro-Trade® brand. The Pro-Trade® line of products is sold exclusively through our branches and currently includes landscape lighting products, wire connectors, and centrifugal pumps. In total, we introduced another 20 products in 2019 and plan to continue expanding our Pro-Trade® offering in 2020.

Services
We offer a variety of complementary, value-added services to support the sale of our products. We do not derive separate revenue for these services, but we believe they are an important differentiator in establishing our value proposition to our customers.
Product Knowledge and Technical Expertise
Consultative services provided by our local staff, many of whom are former landscape contractors or golf course superintendents, include product selection and support, assistance with design and implementation of landscape projects, and potential sales leads for new business opportunities. Our SiteOne University program provides customers with access to substantive training and informational seminars that directly support the growth of their businesses. The program includes technical training, licensing, certifications, and business management seminars. In addition, our product category experts provide technical knowledge on the features and benefits of our products as well as installation techniques.
Project Services
We partner with our customers by providing consultative services to help them save time, money, and effort in bidding for new projects, and for new landscape installations. Our regionally based project services teams specialize in quoting, estimating, and completing sales for customers who compete in the commercial construction sector. Other services provided by our project services teams include specifications assistance and irrigation design.
Partners Program
We offer a loyalty rewards program, our Partners Program, which had approximately 20,000 enrolled customers as of December 29, 2019 and provides business and personal rewards, access to business services at preferred rates and technical training and support. Reward points may be spent, for example, on credit on-account, trips and special events, gift cards to major retailers, and SiteOne University courses and educational events. Access to preferred rate business services includes, for example, payroll and select human resource services, cell phone services, office supplies, auto and fleet insurance, and fuel rebates. For the 2019 Fiscal Year, Partners Program participants accounted for approximately 52% of our Net sales.
Operational Structure
Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide functions.
At the local market level, we organize our over 550 branches and approximately 400 outside sales representatives into 46 designated “areas” that each typically serve a defined geography, a large MSA or a combination of MSAs in close proximity. Area Managers are responsible for organization and talent planning, branch operations, sales strategy, and product delivery strategy. Area Managers are supported by an Area Business Manager responsible for executing the local market strategies and key initiatives to grow sales and profitability.
We support our over 550 branches and 46 areas with regional management and company-wide functions providing: management of business performance, development and execution of local strategies, sharing of best practices, execution and integration of acquisitions, finance and accounting expertise (credit/collections, payables), category management and procurement, supply chain (planners, buyers), pricing strategies, marketing, and information technology. Our branches are integrated on a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, financial support, data analytics, and performance reporting.
Our outside sales force is organized by geographic area. Each area maintains a number of outside sales representatives who drive sales growth on behalf of several branches across a variety of accounts from landscape contractors to municipal agencies. We also maintain a sales force of agronomic sales representatives who are focused on growing sales with customers in the golf industry.
We have a national account sales organization which leads sales strategy and execution for our largest national and regional customers. The national sales team is organized around five different market verticals: landscape and grounds maintenance, golf, retail, international, and environmental accounts. Each national account manager is responsible for a group of large accounts and coordinates our business with them both nationally and locally through our local sales representatives. National account managers negotiate national programs with our largest customers in order to increase our share of their business.

Distribution Network
We use two distribution models to offer a comprehensive selection of products and meet the needs of each local market.
Branches
Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers.  Of our approximately 4,000 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantities shipped from only a few locations. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it unfeasible to source directly from those suppliers.  Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.
The majority of our branches carry multiple product categories, but do not carry all of them. Branches that carry our full product lines combine our regular branch facilities with large 8-to-15 acre yards suitable for nursery goods and hardscape products. Yards are well-equipped to manage truckload-purchased landscape, nursery, and hardscape products and can maintain a diverse variety of greenhouse and nursery plants. All locations offering nursery goods have water distribution systems to maintain inventories, and many of these locations have access to municipal water supply, wells or ponds.  Branches are strategically located near residential areas with convenient highway access. In-store merchandising displays are utilized to emphasize product features and seasonal promotions. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings, with secured outside storage yards averaging from 10,000 to 20,000 square feet in some branches.
Direct Distribution
Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers. Our direct distribution business provides customers with sourcing and logistics support services for inventory management and delivery, in many cases more economically than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution, but rather use our existing supplier relationships, marketing expertise, and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 7% of our 2019 Fiscal Year Net sales were from direct distribution.
Direct distribution is preferred for contractors with large projects, typically designed by professional landscape architects. Contractors work hand-in-hand with our outside sales and inside sales teams, including project planning support with material take-offs, product sourcing, and bid preparation. Using our large vendor network, our associates arrange convenient direct shipments to jobs, coordinated and staged according to each phase of construction. This distribution channel primarily handles bulk nursery, agronomic, landscape, and hardscape products.
Customers
Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Our customer base consists of more than 230,000 firms and individuals, with our top 10 customers collectively accounting for approximately 4% of our 2019 Fiscal Year Net sales, with no single customer accounting for more than 2% of Net sales. Small customers, with annual purchases of up to $25,000, made up 28% of our 2019 Fiscal Year Net sales. Medium customers, with annual purchases between $25,000 and $150,000, made up 34% of our 2019 Fiscal Year Net sales. Large customers, with annual purchases over $150,000, made up 38% of our 2019 Fiscal Year Net sales. Some of our largest customers include BrightView, The Home Depot, Weedman, and TruGreen. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2019 Fiscal Year Net sales.
Suppliers
We source our products from approximately 4,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products. Some of our largest suppliers include Hunter, Rain Bird, Toro, Oldcastle, Turf Care Supply, Cresline, Bayer, NDS, NuFarm, and Syngenta. Purchases from our top 10 suppliers accounted for approximately 35% of total purchases for our 2019 Fiscal Year.

We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and their strategic positioning. We typically have annual supplier agreements, and while they generally do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. In certain cases, we have entered into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, and grass seed, which may require us to purchase products in the future.
Competition
The majority of our competition comes from other wholesale landscape supply distributors. Among wholesale distributors, we primarily compete against a small number of regional distributors and many small, local, privately-owned distributors. Some of our competitors carry several product categories, while others mainly focus on one product category such as irrigation, fertilizer/control, nursery goods, or hardscapes. We are one of the only wholesale distributors which carries the full line of irrigation, fertilizer and other, control products, landscape accessories, nursery goods, hardscapes, and outdoor lighting products.
We believe our top nine largest competitors include Ewing, Harrell’s, Horizon Distributors (a subsidiary of Pool Corporation), BWI, Target Specialty Products, Howard Fertilizer and Chemical, Heritage Landscape Supply Group (a subsidiary of SRS Distribution), BFG Supply, and Winfield Solutions.
We believe smaller, regional or local competitors still comprise approximately 88% of the landscape supply industry based on 2019 Net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products, and availability of credit.
Associates
As of December 29, 2019, we had approximately 4,600 associates, none of whom were affiliated with labor unions. We believe that we have good relations with our associates. Additionally, we believe that the training provided through our development programs and our entrepreneurial, performance-based culture provide significant benefits to our associates. Approximately 92% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 400 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
Service Marks, Trademarks and Trade Names
We hold various trademark registrations, including SiteOne®, LESCO®, SiteOne Green Tech®, and Pro-Trade®, which we consider important to our marketing activities. Generally, trademark rights have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations and the other trademarks associated with our business so long as they remain valuable to our business. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.
Weather Conditions and Seasonality
For a discussion regarding seasonality and weather, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Weather Conditions and Seasonality,” of this Annual Report on Form 10-K.
Regulatory Compliance
Government Regulations
We are subject to various federal, state, provincial, and local laws and regulations, compliance with which increases our operating costs, limits or restricts the products and services we provide or the methods by which we offer and sell those products and services or conduct our business, and subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
These federal, state, provincial, and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, workers’ safety, tax, healthcare reforms, collective bargaining and other labor matters, environmental, and employee benefits.

Environmental, Health and Safety Matters
We are subject to numerous federal, state, provincial, and local environmental, health and safety laws and regulations, including laws that regulate the emission or discharge of materials into the environment, govern the use, handling, treatment, storage, disposal, and management of hazardous substances and wastes, protect the health and safety of our associates and users of our products, and impose liability for investigating and remediating, and damages resulting from, present and past releases of hazardous substances at sites we have ever owned, leased or operated, or used as a disposal site.
In the United States, we are regulated under many environmental, health and safety laws, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Environmental Pesticide Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Clean Air Act, the Clean Water Act, and the Occupational Safety and Health Act, each as amended. Certain laws, such as those requiring the registration of herbicides and pesticides, and regulating their use, also involve the oversight of regulatory authorities and public health agencies. Although we strive to comply with such laws and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws from occurring. We could also incur significant investigation and clean-up costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. Refer to “Note 11. Commitments and Contingencies” to our audited consolidated financial statements.
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
Our Corporate Governance Guidelines, Board of Directors Communication Policy, Business Code of Conduct and Ethics, Financial Code of Ethics, and the Charters of the Audit Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, Attention: Investor Relations or by telephone at (404) 277-7000. In addition, the SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We are required to disclose any change to, or waiver from, our Business Code of Conduct and Ethics for our executive officers and Board members. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

Item 1A. Risk Factors

You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations, and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows.
Risks Related to Our Business and Our Industry
Cyclicality in our business could result in lower Net sales and reduced cash flows and profitability. We have been, and in the future may be, adversely impacted by declines in the new residential and commercial construction sectors, as well as in spending on repair and upgrade activities.
We sell a significant portion of our products for landscaping activities associated with new residential and commercial construction sectors, which have experienced cyclical downturns in the past, some of which have been severe. The strength of these markets depends on, among other things, housing starts, consumer spending, non-residential construction spending activity and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, changes in the tax laws, availability of credit, geopolitics, consumer confidence, and capital spending. Weakness or downturns in residential and commercial construction markets could have a material adverse effect on our business, operating results or financial condition.
Sales of landscape supplies to contractors serving the residential construction sector represent a significant portion of our business and demand for our products is highly correlated with new residential construction. Housing starts are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, foreclosure rates, demographic changes, the availability of land, local zoning and permitting processes, the availability of construction financing, and the health of the economy and mortgage markets. Unfavorable changes in any of these factors could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. The timing and extent of any recovery in homebuilding activity and the resulting impact on demand for landscape supplies are uncertain.
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
Our business is affected by general business, financial market and economic conditions, which could adversely affect our financial position, results of operations, and cash flows.
Our business and results of operations are significantly affected by general business, financial market and economic conditions. General business, financial market and economic conditions that could impact the level of activity in the wholesale landscape supply industry include the level of new home sales and construction activity, interest rate fluctuations, inflation, unemployment levels, geopolitics, tax rates, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate. With respect to the residential construction sector in particular, spending on landscape projects is largely discretionary and lower levels of consumer spending or the decision by home-owners to perform landscape upgrades or maintenance themselves rather than outsource to contractors may adversely affect our business.

Seasonality affects the demand for our products and services and our results of operations and cash flows.
The demand for our products and services and our results of operations are affected by the seasonal nature of our irrigation, outdoor lighting, nursery, landscape accessories, fertilizers, turf protection products, grass seed, turf care equipment, and golf course maintenance supplies. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Typically, our Net sales and Net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales and Net income, however, are typically significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Our operations are substantially dependent on weather conditions.
We supply landscape, irrigation, and turf maintenance products, the demand for each of which is affected by weather conditions, including, without limitation, potential impacts, if any, from climate change. In particular, droughts could cause shortages in the water supply, which may have an adverse effect on our business. For instance, our supply of plants could decrease, or prices could rise, due to such water shortages, and customer demand for certain types of plants may change in ways in which we are unable to predict. Such water shortages may also make irrigation or the maintenance of turf uneconomical. Governments may implement limitations on water usage that make effective irrigation or turf maintenance unsustainable, which could negatively impact the demand for our products. For instance, over the course of the last decade, California has enacted laws aimed at reducing state-wide water consumption in response to the state’s most recent drought, which lasted seven years and officially ended in March 2019. We have also seen an increased demand in California for products related to drought-tolerant landscaping, including hardscapes and plants that require low amounts of water. There is a risk that demand for landscaping products will decrease overall due to persistent or severe drought conditions in some of the geographic markets we serve, or that demand will change in ways that we are unable to predict.
Furthermore, adverse weather conditions, such as droughts, severe storms, wildfires, hurricanes and significant rain or snowfall, can adversely impact the demand for our products, timing of product delivery, or our ability to deliver products at all. For example, increased rain during the second quarter of 2019 negatively impacted demand for our products and inhibited our organic sales growth. In addition, severe winter storms can cause hazardous road conditions, which may prevent personnel from traveling or delivering to service locations. Other types of unexpected severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being omitted for a season or damage to or loss of nursery goods, sod, and other green products in our inventory, which could result in losses requiring write-downs.
Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may result in significant costs and adversely impact the demand for our products or services.
We sell, among other things, fertilizers, herbicides, fungicides, pesticides, rodenticides, and other chemicals. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or the improper application of these chemicals, could reduce demand for our products and services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation that may result in significant costs, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience and shares it over social media, it may adversely impact our brand and reputation.
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

In addition, we may face increased competition from new market entrants or companies in adjacent industries expanding into the landscape supply industry. Such competition may result in the diminution of our market share or the loss of one or more of our major customers, either of which would adversely affect our business, financial position, results of operations, and cash flows. Further, existing and future competitors, and private equity firms, increasingly compete with us for acquisitions, which can increase prices and reduce the number of suitable opportunities available to us; the acquisitions they make may also adversely impact our market position.
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
Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions, trade restrictions, tariffs or increased costs, or face other factors beyond our control.
Our agreements with suppliers are generally terminable by either party on limited notice, and in some cases we do not have written agreements with our suppliers. If market conditions change or worsen, suppliers may stop offering us favorable terms, including volume-based incentive terms. Our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, results of operations, and cash flows.
The prices and costs of the products we purchase may be subject to large and significant price fluctuations. We might not be able to pass cost increases through to our customers, and we may experience losses in a rising price environment. In addition, we might have to lower our prices in a declining price environment, which could also lead to losses.
We purchase and sell a wide variety of products, the price and availability of which may fluctuate, and may be subject to large and significant price increases. For example, many of our contracts with suppliers include prices for commodities such as grass seed and chemicals used in fertilizer that are not fixed or tied to an index, which allows our suppliers to change the prices of their products as the input prices fluctuate. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution. Recently, governments of the United States and China reached a trade deal, which includes tariffs on certain Chinese goods. As a result, we may be forced to continue paying above market prices for certain products that we purchase. Changes in prices for the products that we purchase affect our Net sales and Cost of goods sold, as well as our working capital requirements, levels of debt and financing costs. We might not always be able to reflect increases in our costs in our own pricing. Any inability to pass cost increases on to customers may adversely affect our business, financial condition, and results of operations. In addition, if market prices for the products that we sell decline, we may realize reduced profitability levels from selling such products and lower revenues from sales of existing inventory of such products.

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
Our historical growth has been driven in part by acquisitions, and future acquisitions are an important element of our business strategy. We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition targets and may face increased competition for these acquisition targets by both existing competitors as well as new market entrants. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. At any given time, we may be evaluating or in discussions with one or more acquisition targets, including entering into non-binding letters of intent. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill impairments, increased interest expense and amortization expense and significant integration costs.
Acquisitions involve a number of special risks, including:
•our inability to manage acquired businesses or control integration costs and other costs relating to acquisitions;
•potential adverse short-term effects on operating results from increased costs or otherwise;
•diversion of management’s attention;
•failure to retain existing customers or key personnel of the acquired business and recruit qualified new associates at the location;

•	failure to successfully implement infrastructure, logistics and systems integration which could, among other things, increase the risk of a cybersecurity incident;

•potential impairment of goodwill;
•our inability to obtain financing necessary to complete acquisitions on attractive terms or at all;
•risks associated with the internal controls of acquired companies;
•exposure to legal claims for activities of the acquired business prior to acquisition and inability to realize on any indemnification claims, including with respect to environmental and immigration claims; and
•the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities.
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
We deliver a substantial volume of products to our customers by truck. Petroleum prices have continued to fluctuate significantly in recent years. Prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political and military events in petroleum-producing regions, including the Middle East, as well as hurricanes and other weather-related events may cause the price of fuel to increase. Our operating profit will be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have not entered into any hedging arrangements that protect against fuel price increases and we do not have any long-term fuel purchase contracts. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers, our results of operations would be adversely affected.
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
Risks associated with our labor force and our customer’s labor force could have a significant adverse effect on our business.
We have an employee base of approximately 4,600 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition and results of operations. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in the future, it could adversely impact our business, financial position, results of operations, and cash flows.

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
Further, a large portion of our customers are in the landscape services industry, which is labor intensive. Demand for our products may be impacted by our customers’ ability to attract, train and retain workers. Increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in periods of low unemployment rates and tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.
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
From time to time, we may be involved in government inquiries and investigations, as well as tort proceedings, including toxic tort and product liability actions, and employment and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental investigation, remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters regardless of the ultimate outcome.

An impairment of goodwill and/or other intangible assets could reduce Net income.
Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 29, 2019, goodwill represented approximately 13% of our total assets. Goodwill is currently not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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
Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the Credit Facilities (as defined under “—Risks Related to Our Substantial Indebtedness” below), to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions could also cause our customers to encounter liquidity issues that could lead to a reduction in the amount of our products purchased or services used, could result in an increase in the time it takes our customers to pay us, or could lead to a decrease in pricing for our products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by customers on our products.
The majority of our Net sales are derived from credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our working capital and financial condition.
The majority of our Net sales in our 2019 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.
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
We operate our business through a network of highly dispersed locations throughout the United States, supported by executives and services from our headquarters, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. We may have difficulty attracting and retaining local personnel. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, results of operations, financial condition, and cash flows. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth and profitability than other branches.

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
In addition, in the United States, products containing herbicides and pesticides generally must be registered with the U.S. Environmental Protection Agency (“EPA”) and similar state agencies before they can be sold or distributed. The failure to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such products, could have an adverse effect on our business, the severity of which would depend in part on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The herbicides and pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a herbicide or pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.
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
Our ability to keep our business operating effectively depends on the functional and efficient operation of our enterprise resource planning, telecommunications, inventory tracking, billing and other information systems. We rely on these systems and the systems of certain third-party vendors to track transactions, billings, payments and inventory, as well as to make a variety of day-to-day business decisions. We may experience system malfunctions, interruptions or security breaches from time to time. Some of our systems run older generations of software that may be unable to perform as efficiently as, and fail to communicate well with, newer systems. As we implement or develop new systems in the future, we may elect to modify, replace or discontinue certain technology initiatives. Changes or modifications to our information technology systems could cause disruptions to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards.
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
We rely on, among other things, commercially available systems, software, tokenization, tools, and monitoring to provide security for collecting, processing, transmitting and storing confidential customer information, such as payment card and personally identifiable information. The systems we currently use for payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry, or PCI. We continue to evaluate and modify our systems and protocols for PCI compliance purposes; however, PCI data security standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in application related to our systems or failures to comply with data security standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our products and services by credit card or their willingness to purchase our products and services, and could further result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties, litigation and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations, and cash flows.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered trademarks SiteOne®, LESCO®, SiteOne Green Tech®, and Pro-Trade®. We have not sought to register or protect every one of our marks or brand names either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations, and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.
We may be subject to securities litigation, which is expensive and could divert management attention and resources from our business.
Our share price has experienced significant volatility recently and may continue to be volatile in the future. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.
We may be subject to unanticipated changes in our tax provisions, including further changes to applicable U.S. tax laws.
We are subject to income and other taxes in U.S. federal and state jurisdictions, as well as Canada. Changes in applicable U.S. or Canadian tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could impact our tax expense and profitability. For example, in December 2017, Congress enacted, and the President signed, significant changes to the federal income tax code known as The Tax Cuts and Jobs Act (the “2017 Tax Act”). Although we have completed the accounting for the tax effects of the 2017 Tax Act, it is not possible to predict the effects of potential changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.

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
As of December 29, 2019, we had $534.6 million aggregate principal amount of total long-term consolidated indebtedness outstanding and $22.9 million of finance leases.
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

•
although we enter into interest rate hedging transactions periodically, we are exposed to the risk of increased interest rates because borrowings under the Credit Facilities and certain floating rate operating and finance leases are at variable rates of interest;

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
Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 29, 2019 each one percentage point change in interest rates would result in an approximately $0.9 million change in the annual interest expense on the amount outstanding under the ABL Facility. As of December 29, 2019, each one percentage point change in interest rates would result in an approximately $0.5 million change in the annual interest expense on the Term Loan Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.
In addition, in certain circumstances, our variable rate indebtedness uses the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. The LIBOR has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the Investment Company Act of 1940. Additionally, we cannot assure you that financing will be available on acceptable terms, if at all. Deterioration in the credit markets, which could delay our ability to sell certain of our loan investments in a timely manner, could also negatively impact our cash flows.
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
Our Credit Facilities contain customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit the ability of Landscape Holding and Landscape to:
•incur additional indebtedness;
•pay dividends, redeem stock or make other distributions;
•repurchase, prepay or redeem subordinated indebtedness;
•make investments;
•create restrictions on the ability of Landscape Holding’s restricted subsidiaries to pay dividends or make other intercompany transfers;
•create liens;
•transfer or sell assets;
•make negative pledges;
•consolidate, merge, sell or otherwise dispose of all or substantially all of Landscape Holding’s assets;
•enter into certain transactions with affiliates; and
•designate subsidiaries as unrestricted subsidiaries.
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
The stock market in general and our common stock in particular have recently experienced significant volatility and the market price of our common stock may continue to fluctuate significantly. Among the factors that could affect our stock price are:
•industry or general market conditions;
•domestic and international economic and political factors unrelated to our performance;
•changes in our customers’ or their end-users’ preferences;
•new regulatory pronouncements and changes in regulatory guidelines;
•lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in securities analysts’ estimates of our financial performance;
•action by institutional stockholders or other large stockholders, including future sales;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•announcements by us of significant impairment charges;
•speculation in the press or investment community;
•investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•war, terrorist acts and epidemic disease;
•any future sales of our common stock or other securities; and
•additions or departures of key personnel.
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
Anti-takeover provisions in our second amended and restated certificate of incorporation and second amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.
Our second amended and restated certificate of incorporation, or amended and restated certificate of corporation, and second amended and restated by-laws, or amended and restated by-laws, include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

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

•	limit the ability of stockholders to remove directors;

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.
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
We and our operating companies own and lease a variety of facilities in 45 states and six provinces for branch operations, offices, and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings, with secured outside storage yards averaging from 10,000 to 20,000 square feet in some branches. We also lease three facilities that are operated as our South, West, and North Distribution Centers. The South Distribution Center located in Fairburn, Georgia, is approximately 192,000 square feet, and commenced operations in the first quarter of 2017. The West Distribution Center located in Colton, California, is approximately 179,000 square feet, and commenced operations in the first quarter of 2018. The North Distribution Center located in Carlisle, Pennsylvania, is approximately 201,000 square feet, and commenced operations in the first quarter of 2018. The significant majority of our facilities are subject to operating leases, and we own 15 properties. As of December 29, 2019, we operated 555 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	73	Oklahoma	5
Florida	60	Wisconsin	5
Texas	37	Oregon	4
North Carolina	36	Nevada	4
Massachusetts	30	Kentucky	3
New York	20	Nebraska	3
Michigan	20	New Hampshire	3
South Carolina	18	Utah	3
New Jersey	17	Hawaii	2
Georgia	17	Delaware	2
Virginia	16	Iowa	2
Illinois	16	Louisiana	2
Missouri	15	Arkansas	1
Connecticut	15	Maine	1
Ohio	13	Mississippi	1
Colorado	12	New Mexico	1
Pennsylvania	11	North Dakota	1
Tennessee	11	Rhode Island	1
Washington	10	South Dakota	1
Indiana	10	Ontario	6
Maryland	10	British Columbia	4
Alabama	6	Alberta	2
Minnesota	6	Manitoba	1
Arizona	6	Québec	1
Idaho	5	Saskatchewan	1
Kansas	5

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
Holders
As of February 21, 2020, there was one registered holder of our common stock. The number of record holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.
Dividends
We do not expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, to service our debt, finance the growth and development of our business, and for working capital and general corporate purposes. Our ability to pay dividends to holders of our common stock in the future will be limited as a practical matter by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by Landscape or its subsidiaries, because Landscape’s debt instruments directly or indirectly restrict Landscape’s ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock is subject to the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions, and other factors that our board of directors may deem relevant. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Limitations on Distributions and Dividends by Subsidiaries” for a description of the restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2020 Annual Meeting of Stockholders.
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
The graph below presents the Company’s cumulative total shareholder returns relative to the performance of the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index for the period commencing on May 12, 2016 (the Company’s initial day of trading) and ending on December 29, 2019, the end of our last fiscal year. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of Cumulative Return
SiteOne Landscape Supply, Inc.
450
400
350
300
250
200
150
100
50
5/12/2016
1/1/2017
12/31/2017
12/30/2018
12/29/2019
SiteOne Landscape Supply, Inc.
NYSE Composite
S&P 400 MidCap
Dow Jones US Industrial Suppliers Index

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by Issuer and Affiliates Purchasers
None.

Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected balance sheet data as of December 29, 2019 and December 30, 2018, and the statement of operations data for each of the 2019 Fiscal Year, 2018 Fiscal Year, and 2017 Fiscal Year have been derived from our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2017, January 1, 2017, and January 3, 2016 and the statement of operations data for the 2016 Fiscal Year and 2015 Fiscal Year have been derived from our audited financial statements and related notes not included in this Annual Report on Form 10-K.
In the opinion of our management, our consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of our operations, and cash flows. Our historical financial data may not be indicative of our future performance. The selected historical financial and operating data are qualified in their entirety by, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
	(in millions, except share and per share data)
Statement of operations data:
Net sales	$2,357.5	$2,112.3	$1,861.7	$1,648.2	$1,451.6
Cost of goods sold	1,584.3	1,434.2	1,266.2	1,132.5	1,022.5
Gross profit	773.2	678.1	595.5	515.7	429.1
Selling, general and administrative	654.3	578.8	502.2	446.5	373.3
Other income	6.0	8.0	4.5	4.8	4.0
Operating income	124.9	107.3	97.8	74.0	59.8
Interest and other non-operating expenses	33.4	32.1	25.2	22.1	11.4
Income before taxes	91.5	75.2	72.6	51.9	48.4
Income tax expense	13.8	1.3	18.0	21.3	19.5
Net income	$77.7	$73.9	$54.6	$30.6	$28.9
Net income (loss) attributable to common shares(1)	$77.7	$73.9	$54.6	$(91.4)	$(14.8)
Net income (loss) per common share:
Basic	$1.89	$1.83	$1.37	$(3.01)	$(1.04)
Diluted	$1.82	$1.73	$1.29	$(3.01)	$(1.04)
Weighted average number of common shares outstanding:
Basic	41,218,843	40,488,196	39,754,595	30,316,087	14,209,843
Diluted	42,750,348	42,633,309	42,193,432	30,316,087	14,209,843

	As of December 29, 2019	As of December 30, 2018	As of December 31, 2017	As of January 1, 2017	As of January 3, 2016
Balance sheet data:	(in millions)
Total assets	1,443.3	1,168.5	910.7	742.6	668.7
Total debt (2)	524.9	558.2	463.6	375.5	177.7
Redeemable convertible preferred stock	—	—	—	—	216.8

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
	(in millions, except share and per share data)
Net income	$77.7	$73.9	$54.6	$30.6	$28.9
Less:
Redeemable convertible preferred stock dividends	—	—	—	9.6	25.1
Redeemable convertible preferred stock beneficial conversion feature	—	—	—	—	18.6
Special cash dividend paid to preferred stockholders	—	—	—	112.4	—
Net income (loss) attributable to common shares	$77.7	$73.9	$54.6	$(91.4)	$(14.8)
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

For the discussion of the financial condition and results of operations for the year ended December 30, 2018 compared to the year ended December 31, 2017, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the SEC on February 27, 2019, which discussion is incorporated herein by reference.
The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

SiteOne Landscape Supply, Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as “SiteOne,” the “Company,” “we,” “us”, and “our” or individually as “Holdings”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).

We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Through our expansive North American network of over 550 branch locations in 45 U.S. states and six Canadian provinces, we offer a comprehensive selection of more than 120,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help customers operate and grow their businesses.

Presentation

Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30 and September 30, respectively.
This discussion of our financial condition is presented for the 2019 Fiscal Year, which ended on December 29, 2019 and included 52 weeks and 252 Selling Days and the 2018 Fiscal Year, which ended on December 30, 2018 and included 52 weeks and 252 Selling Days. “Selling Days” are defined below within the Key Business and Performance Metrics section.
We manage our business as a single reportable segment. Within our organizational framework, the same operational resources support multiple geographic regions and performance is evaluated at a consolidated level. We also evaluate performance based on discrete financial information on a regional basis. Since all of our regions have similar operations and share similar economic characteristics, we aggregate regions into a single operating and reportable segment. These similarities include (1) long-term financial performance, (2) the nature of products and services, (3) the types of customers we sell to, and (4) the distribution methods utilized.

Key Business and Performance Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:
Net sales. We generate Net sales primarily through the sale of landscape supplies, including irrigation systems, fertilizer and control products, landscape accessories, nursery goods, hardscapes, and outdoor lighting to our customers who are primarily landscape contractors serving the residential and commercial construction sectors. Our Net sales include billings for freight and handling charges, and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes.

Non-GAAP Organic Sales. In managing our business, we consider all growth, including the opening of new greenfield branches, to be organic growth unless it results from an acquisition. When we refer to Organic Sales growth, we include increases in growth from newly-opened greenfield branches and decreases in growth from closing existing branches, but exclude increases in growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period.
Non-GAAP Selling Days. Selling Days are defined as business days, excluding Saturdays, Sundays and holidays, that our branches are open during the year. Depending upon the location and the season, our branches may be open on Saturdays and Sundays; however for consistency, those days have been excluded from the calculation of Selling Days.
Non-GAAP Organic Daily Sales. We define Organic Daily Sales as Organic Sales divided by the number of Selling Days in the relevant reporting period. We believe Organic Sales growth and Organic Daily Sales growth are useful measures for evaluating our performance as we may choose to open or close branches in any given market depending upon the needs of our customers or our strategic growth opportunities. Refer to “Results of Operations—Quarterly Results of Operations Data” for a reconciliation of Organic Daily Sales to Net sales.
Cost of goods sold. Our Cost of goods sold includes all inventory costs, such as purchase price paid to suppliers, net of any volume-based incentives, as well as inbound freight and handling, and other costs associated with inventory. Our Cost of goods sold excludes the cost to deliver the products to our customers through our branches, which is included in Selling, general and administrative expenses. Cost of goods sold is recognized primarily using the first-in, first-out method of accounting for the inventory sold.
Gross profit and gross margin. We believe that Gross profit and gross margin are useful for evaluating our operating performance. We define Gross profit as Net sales less Cost of goods sold, exclusive of depreciation. We define gross margin as Gross profit divided by Net sales.

Selling, general and administrative expenses (operating expenses). Our operating expenses are primarily comprised of Selling, general and administrative costs, which include personnel expenses (salaries, wages, employee benefits, payroll taxes, stock-based compensation and bonuses), rent, fuel, vehicle maintenance costs, insurance, utilities, repairs and maintenance, and professional fees. Operating expenses also include depreciation and amortization.

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets not in the ordinary course of business, other non-cash items, financing fees, other fees and expenses related to acquisitions and other non-recurring (income) loss. Refer to “Results of Operations—Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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

Industry and Key Economic Conditions

Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods, and landscape accessories, for use in the construction of newly built homes, commercial buildings, and recreational spaces. The landscape supply industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, home sales, and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape supply industry also includes a significant amount of agronomic products such as fertilizer, herbicides, and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.

Popular Consumer Trends

Preferences in housing, lifestyle, and environmental awareness can also impact the overall level of demand and mix for the products we offer. Examples of current trends we believe are important to our business include a heightened interest in professional landscape services inspired by the popularity of home and garden television shows and magazines, the increasingly popular concept of “outdoor living,” which has been a key driver of sales growth for our hardscapes and outdoor lighting products, and the social focus on eco-friendly products that promote water conservation, energy efficiency, and the adoption of “green” standards.
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. As of December 29, 2019, we have invested approximately $220 million in 23 acquisitions since the start of the 2018 Fiscal Year. The following is a summary of the acquisitions completed during the 2019 and 2018 Fiscal Years:

In December 2019, we acquired the assets and assumed the liabilities of Daniel Stone & Landscaping Supplies, Inc. (“Daniel Stone”). With one location in the greater Austin, Texas market, Daniel Stone is a distributor of hardscapes and landscape supplies to landscape professionals.

In December 2019, we acquired all of the members’ interests of Dirt Doctors, Inc. (“Dirt Doctors”). With three locations in the greater New England market, Dirt Doctors is a distributor of hardscapes and landscape supplies to landscape professionals.

In September 2019, we acquired the assets and assumed the liabilities of Design Outdoor, Inc. (“Design Outdoor”). With one location in the greater Reno/Lake Tahoe, Nevada area, Design Outdoor is a distributor of hardscapes products to landscape professionals.

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

Volume-Based Pricing

We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and strategic positioning. We typically have annual supplier agreements, and while they generally do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. In certain cases, we have entered into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, and grass seed, which may require us to purchase products in the future.

Strategic Initiatives

We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. We are focusing on our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We are also implementing new inventory planning and stocking system functionalities and new transportation management systems in an effort to reduce costs as well as improve our reliability and level of service. In addition, we continue to enhance our website and B2B e-Commerce platform, which we believe provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers. We also work closely with our local branches to improve sales, delivery, and branch productivity. We believe we will continue to benefit from the following initiatives, among others:

Pricing initiatives, including the development of a centralized pricing and discounting strategy and the implementation of data analytics to aid special pricing and bidding, were initiated beginning in the second quarter of 2015 and are expected to continue through 2021.

Category management initiatives, including the implementation of organic growth strategies, the development of our private label product strategy, the expansion of product lines, and the reorganization of brands and products by preferred suppliers, were initiated beginning in the first quarter of 2015 and are expected to continue through 2022.

Supply chain initiatives, including the implementation of new inventory planning and stocking systems, the installation of new distribution centers, local hubs in large markets, and local fleet utilization and cost improvement, were initiated in the fourth quarter of 2016 and are expected to continue through 2022.

Sales force performance initiatives, including the implementation of new compensation plans, the restructuring of our sales force, the formal sales and product training for sales force and management, and the implementation of a comprehensive CRM, were initiated beginning in the third quarter of 2015 and are expected to continue through 2022.

Marketing initiatives, including a relaunch of the Partners Program and implementation of a digital marketing strategy, were initiated beginning in the third quarter of 2015 and are expected to continue through 2022.

E-Commerce initiatives, including the relaunch of our website and the implementation of a B2B e-Commerce platform, which provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers, are expected to continue through 2022.

Operational excellence initiatives, including the implementation of best practices in branch operations which encompasses safety, merchandising, stocking and assortment, customer engagement, delivery, labor management, as well as branch systems automation and enhancement including the rollout of barcoding, are expected to continue through 2022.

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

Results of Operations

In the following discussion of our results of operations, we make comparisons among the 2019 Fiscal Year and the 2018 Fiscal Year.

Consolidated Statements of Operations

	December 31, 2018 to December 29, 2019		January 1, 2018 to December 30, 2018
	(in millions)
Net sales	$2,357.5	100.0%	$2,112.3	100.0%
Cost of goods sold	1,584.3	67.2%	1,434.2	67.9%
Gross profit	773.2	32.8%	678.1	32.1%
Selling, general and administrative expenses	654.3	27.8%	578.8	27.4%
Other income	6.0	0.3%	8.0	0.4%
Operating income	124.9	5.3%	107.3	5.1%
Interest and other non-operating expenses	33.4	1.4%	32.1	1.5%
Income tax expense	13.8	0.6%	1.3	0.1%
Net income	$77.7	3.3%	$73.9	3.5%

Comparison of the 2019 Fiscal Year to the 2018 Fiscal Year

Net sales

Net sales for the 2019 Fiscal Year increased 12% to $2,357.5 million as compared to $2,112.3 million for the 2018 Fiscal Year. Organic Daily Sales for the 2019 Fiscal Year grew 5% as we benefited from demand growth in our end markets and price increases in response to cost inflation. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 5% reflecting strength in both the new construction and the repair and upgrade end markets. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) grew 4% reflecting steady growth in the maintenance end market. Acquisitions contributed 7%, or $151.5 million, to Net sales growth.

Cost of goods sold

Cost of goods sold for the 2019 Fiscal Year increased 10% to $1,584.3 million from $1,434.2 million for the 2018 Fiscal Year. The increase in Cost of goods sold was primarily driven by the increased Net sales growth, including growth from acquisitions.

Gross profit and gross margin

Gross profit for the 2019 Fiscal Year increased 14% to $773.2 million as compared to $678.1 million for the 2018 Fiscal Year. Gross profit growth was primarily driven by the Net sales increase. Gross margin increased 70 basis points to 32.8% in the 2019 Fiscal Year as compared to 32.1% in the 2018 Fiscal Year. The improvement in gross margin reflected the contributions from acquisitions and strategic inventory purchases ahead of price increases.

Selling, general and administrative expenses (operating expenses)

Operating expenses for the 2019 Fiscal Year increased 13% to $654.3 million from $578.8 million for the 2018 Fiscal Year. The increase in operating expenses was primarily driven by additional costs associated with acquisitions and inflationary growth in wages and benefits. Operating expenses as a percentage of Net sales increased to 27.8% for the 2019 Fiscal Year compared to 27.4% for the 2018 Fiscal Year. The increase in operating expenses as a percentage of Net sales primarily reflected the impact from acquisitions with higher operating expenses as a percentage of Net sales. Depreciation and amortization increased $7.2 million to $59.5 million primarily as a result of our acquisitions.

Interest expense and other non-operating expense

Interest expense and other non-operating expense increased 4% to $33.4 million in the 2019 Fiscal Year from $32.1 million in the 2018 Fiscal Year. The increase was primarily the result of higher average debt levels in the 2019 Fiscal Year as compared to the 2018 Fiscal Year.

Income tax expense

Income tax expense was $13.8 million during the 2019 Fiscal Year as compared to $1.3 million during the 2018 Fiscal Year. The effective tax rate was 15.1% during the 2019 Fiscal Year as compared to 1.7% for the 2018 Fiscal Year. The increase in the effective tax rate was due primarily to a decrease in the amount of excess tax benefits recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $9.6 million were recognized for the 2019 Fiscal Year as compared to $16.3 million for the 2018 Fiscal Year.

     Net income

Net income for the 2019 Fiscal Year increased 5% to $77.7 million as compared to $73.9 million for the 2018 Fiscal Year. The increase in Net income was primarily attributable to Net sales growth, partially offset by increased operating expenses and a higher effective tax rate.

Quarterly Results of Operations Data
The following tables set forth certain financial data for each of the most recent eight fiscal quarters including our unaudited Net sales, Cost of goods sold, Gross profit, Selling, general and administrative expenses, Net income (loss) and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to Net income (loss)). We have prepared the quarterly data on a basis that is consistent with the financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions except per share information and percentages, unaudited)
	2019 Fiscal Year					2018 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$2,357.5	$535.0	$652.8	$752.4	$417.3	$2,112.3	$474.6	$578.5	$687.8	$371.4
Cost of goods sold	1,584.3	365.0	437.6	494.4	287.3	1,434.2	325.9	387.5	457.9	262.9
Gross profit	773.2	170.0	215.2	258.0	130.0	678.1	148.7	191.0	229.9	108.5
Selling, general and administrative expenses	654.3	166.8	165.0	166.7	155.8	578.8	150.1	151.8	145.2	131.7
Other income	6.0	1.2	2.3	1.4	1.1	8.0	2.0	2.3	1.1	2.6
Operating income (loss)	124.9	4.4	52.5	92.7	(24.7)	107.3	0.6	41.5	85.8	(20.6)
Interest and other non-operating expenses	33.4	7.5	8.2	8.7	9.0	32.1	8.3	9.2	8.0	6.6
Income tax (benefit) expense	13.8	(5.6)	9.7	19.3	(9.6)	1.3	(5.6)	2.4	14.7	(10.2)
Net income (loss)	$77.7	$2.5	$34.6	$64.7	$(24.1)	$73.9	$(2.1)	$29.9	$63.1	$(17.0)
Net income (loss) per common share:
Basic	$1.89	$0.06	$0.84	$1.57	$(0.59)	$1.83	$(0.05)	$0.74	$1.56	$(0.43)
Diluted	$1.82	$0.06	$0.81	$1.52	$(0.59)	$1.73	$(0.05)	$0.70	$1.48	$(0.43)
Adjusted EBITDA(1)	$201.1	$22.2	$70.5	$114.3	$(5.9)	$176.0	$18.1	$60.0	$103.0	$(5.1)
Net sales as a percentage of annual Net sales	100.0%	22.7%	27.7%	31.9%	17.7%	100.0%	22.4%	27.4%	32.6%	17.6%
Gross profit as a percentage of annual Gross profit	100.0%	22.0%	27.8%	33.4%	16.8%	100.0%	21.9%	28.2%	33.9%	16.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	11.0%	35.1%	56.8%	(2.9)%	100.0%	10.3%	34.1%	58.5%	(2.9)%

_____________________________________

(1)
In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Annual Report on Form 10-K to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets, other non-cash items, financing fees, other fees and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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

•	we consider (gains) losses on the acquisition, disposal, and impairment of assets as resulting from investing decisions rather than ongoing operations; and

•
other significant non-recurring items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of our results.

Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to Net income, operating income, or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of Net income has limitations as an analytical tool. For example, this measure:

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and does not reflect any cash requirements for such replacements.

Management compensates for these limitations by relying primarily on the GAAP results and by using Adjusted EBITDA only as a supplement to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies limiting their usefulness as a comparative measure.

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions, unaudited)
	2019 Fiscal Year					2018 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$77.7	$2.5	$34.6	$64.7	$(24.1)	$73.9	$(2.1)	$29.9	$63.1	$(17.0)
Income tax (benefit) expense	13.8	(5.6)	9.7	19.3	(9.6)	1.3	(5.6)	2.4	14.7	(10.2)
Interest expense, net	33.4	7.5	8.2	8.7	9.0	32.1	8.3	9.2	8.0	6.6
Depreciation & amortization	59.5	14.8	14.6	14.7	15.4	52.3	14.0	14.1	12.5	11.7
EBITDA	184.4	19.2	67.1	107.4	(9.3)	159.6	14.6	55.6	98.3	(8.9)
Stock-based compensation(a)	11.7	2.0	2.5	5.4	1.8	7.9	1.8	1.9	2.1	2.1
(Gain) loss on sale of assets(b)	0.3	0.1	0.1	—	0.1	(0.4)	(0.1)	(0.3)	0.1	(0.1)
Financing fees(c)	—	—	—	—	—	0.8	0.1	0.7	—	—
Acquisitions and other adjustments(d)	4.7	0.9	0.8	1.5	1.5	8.1	1.7	2.1	2.5	1.8
Adjusted EBITDA(e)	$201.1	$22.2	$70.5	$114.3	$(5.9)	$176.0	$18.1	$60.0	$103.0	$(5.1)
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale of assets not in the ordinary course of business.

(c)	Represents fees associated with our debt refinancing and debt amendments.

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

(e)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days; unaudited)

	2019 Fiscal Year					2018 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$2,357.5	$535.0	$652.8	$752.4	$417.3	$2,112.3	$474.6	$578.5	$687.8	$371.4
Organic sales(a)	2,077.1	469.3	570.4	660.1	377.3	1,983.4	434.2	535.1	653.2	360.9
Acquisition contribution(b)	280.4	65.7	82.4	92.3	40.0	128.9	40.4	43.4	34.6	10.5
Selling Days	252	61	63	64	64	252	61	63	64	64
Organic Daily Sales	$8.2	$7.7	$9.1	$10.3	$5.9	$7.9	$7.1	$8.5	$10.2	$5.6

_____________________________________

(a)	Organic sales equals reported Net sales less Net sales from branches acquired in 2018 and 2019.

(b)
Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2019 Fiscal Year. Includes Net sales from branches acquired in 2018 and 2019.

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
Our borrowing base capacity under the ABL Facility was $263.4 million as of December 29, 2019, after giving effect to approximately $92.8 million of revolving credit loans under the ABL Facility, a $30.3 million decrease from $123.1 million of revolving credit loans as of December 30, 2018. As of December 29, 2019, we had total cash and cash equivalents of $19.0 million, total debt (net of debt discounts and issuance costs) of $524.9 million, and finance leases of $22.9 million.
Working capital was $455.0 million as of December 29, 2019, a decrease of $28.0 million as compared to $483.0 million as of December 30, 2018. The decrease in working capital reflects the $48.6 million addition of the Current portion of operating leases liability as a result of the adoption of the lease accounting standard during the first quarter of 2019, partially offset by an increase in inventory associated with 2019 acquisitions.
Capital expenditures of $19.5 million for the 2019 Fiscal Year were 0.8% of Net sales for the year. Capital expenditures have averaged $16.3 million annually from the 2017 Fiscal Year to the 2019 Fiscal Year representing an average of 0.8% of Net sales over this time period.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	For the year
	December 31, 2018 to December 29, 2019	January 1, 2018 to December 30, 2018
	(in millions)
Net cash provided by (used in):
Operating activities	$130.8	$78.1
Investing activities	$(91.9)	$(164.1)
Financing activities	$(37.3)	$86.8

Cash flow provided by operating activities

Cash flow provided by operating activities for the 2019 Fiscal Year was $130.8 million as compared to $78.1 million for the 2018 Fiscal Year. The increase in operating cash flow reflected improved turns in inventory and accounts receivable.

Cash flow used in investing activities

Cash used in investing activities for the 2019 Fiscal Year was $91.9 million as compared to $164.1 million for the 2018 Fiscal Year. The decrease in Cash used in investing was primarily attributable to reduced investment in acquisitions. Capital expenditures of $19.5 million were $4.6 million higher in the 2019 Fiscal Year compared to $14.9 million in the 2018 Fiscal Year. The increase was primarily attributable to investments in barcoding and material handling equipment.

Cash flow (used in) provided by financing activities

Cash flow used in financing activities was $37.3 million for the 2019 Fiscal Year as compared to cash flow provided by financing activities of $86.8 million in the 2018 Fiscal Year. The decrease was primarily attributable to reduced borrowings resulting from the combination of lower acquisition investments and higher operating cash flows.

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
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility may be increased (or a new term loan facility, revolving credit facility, or letter of credit facility added) by up to (i) the greater of (a) $175.0 million and (b) 100% of Consolidated EBITDA (as defined in the Amended and Restated Term Loan Credit Agreement) for the trailing 12-month period plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 3.50 to 1.00.
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
Term Loan Facility Amendments
On August 14, 2018, we amended the Term Loan Facility (the “Fourth Amendment”) to, among other things, (i) add an additional credit facility under the Term Loan Facility consisting of additional term loans (the “Tranche E Term Loans”) in an aggregate principal amount of $347.4 million and (ii) increase the aggregate principal amount of Tranche E Term Loans under the Term Loan Facility to $447.4 million. Proceeds of the Tranche E Term Loans were used to, among other things, (i) repay in full the Tranche D Term Loans and (ii) repay approximately $96.8 million of borrowings outstanding under the ABL Facility.

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 4.46% as of December 29, 2019.

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants limit the ability of Landscape Holding and Landscape to:

•	incur additional indebtedness;

•	pay dividends, redeem stock, or make other distributions;

•	repurchase, prepay, or redeem subordinated indebtedness;

•	make investments;

•	create restrictions on the ability of Landscape Holding’s restricted subsidiaries to pay dividends or make other intercompany transfers;

•	create liens;

•	transfer or sell assets;

•	make negative pledges;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of Landscape Holding’s assets;

•
conduct, transact, or otherwise engage in businesses or operations at Landscape Holding other than certain specified exceptions relating to its role as a holding company of Landscape and its subsidiaries;

•	enter into certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.
ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, providing for an asset-based credit facility (the “ABL Facility”) in the amount of up to $375.0 million. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 3.21% and 4.10% as of December 29, 2019 and December 30, 2018, respectively. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of December 29, 2019 and December 30, 2018, respectively. As of December 29, 2019, the outstanding balance on the ABL Facility was $92.8 million with a maturity date of February 1, 2024.
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends, distributions and other restricted payments, investments, acquisitions, prepayments or redemptions of indebtedness under the Term Loan Facility, amendments of the Term Loan Facility, transactions with affiliates, asset sales, mergers, consolidations, and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business, and hedging transactions. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Term Loan Facility, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00.
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
Failure to comply with the covenants and other provisions included in the ABL Credit Agreement could result in an event of default under the ABL Facility. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable, enforce their interest in collateral pledged under the agreement, or restrict the borrowers’ ability to obtain additional borrowings thereunder.

Limitations on Distributions and Dividends by Subsidiaries
The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements, financial condition, and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.
The agreements governing the Term Loan Facility and the ABL Facility restrict the ability of our subsidiaries to pay dividends, make loans, or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Term Loan Facility and the ABL Facility and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans to us.
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. We entered into various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. For additional information refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements.
We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from the swap counterparties as an adjustment to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. To the extent the interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of the swaps in earnings.
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
Contractual Obligations
The following table presents our contractual obligations and commitments as of December 29, 2019:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-term debt, including current maturities(1)	$534.6	$5.6	$9.0	$520.0	$—
Interest on long-term debt(2)	118.6	26.4	51.5	40.7	—
Finance leases(3)	24.8	7.6	12.2	4.8	0.2
Operating leases(4)	295.9	56.0	96.1	57.0	86.8
Purchase obligations(5)	153.9	68.6	42.6	5.9	36.8
Total obligations and commitments	$1,127.8	$164.2	$211.4	$628.4	$123.8

_____________________________________

(1)
For additional information refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $9.7 million.

(2)
The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of December 29, 2019. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of December 29, 2019. Refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

(3)	Finance leases consist primarily of leases for delivery vehicles. For additional information refer to “Note 6. Leases” in the notes to the consolidated financial statements.

(4)
Operating leases consist primarily of leases for equipment and real estate including office space, branch locations, and distribution centers. For additional information refer to “Note 6. Leases” in the notes to the consolidated financial statements.

(5)
Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. In addition, this table excludes purchase obligations of acquisitions made since December 29, 2019.

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

Revenue Recognition

We recognize revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration that we expect to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by us, no significant uncertainty exists surrounding the purchaser’s obligation to pay. Net sales include billings for freight and handling charges and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes. Provisions for returns are estimated and accrued at the time a sale is recognized. We also have entered into agency agreements with certain of our suppliers whereby we operate as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by us and determine the prices at which we can sell their merchandise. We recognize these agency sales on a net basis and record only the product margin as commission revenue within Net sales.
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

Inventory Valuation

Product inventories represent our largest asset and are recorded at the lower of cost or net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of more than 120,000 SKUs and manage inventory at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last three months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

During the year, we perform periodic cycle counts and write off excess or damaged inventory as needed. Prior to year-end, we conduct a physical inventory and record any necessary additional write-offs.

Acquisitions

From time to time, we enter into strategic acquisitions in an effort to better service existing customers and to attract new customers. When we acquire a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, we apply the acquisition method described in ASC Topic 805, Business Combinations. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward.
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
Significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically engage third-party valuation specialists, who work under the direction of management, for the more significant acquired tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
We use the multi-period excess earnings method to estimate the fair value of customer relationship intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets and includes the selection of discount rates. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), a brand’s relative market position, and the appropriate discount rate applied to the cash flows. Changes in the underlying assumptions and estimates, including the selected discount rates, could have a significant impact on the fair value of intangible assets. Further, unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful life of an intangible asset also requires judgment. All of our acquired intangible assets (e.g., customer relationships, trademarks, and non-compete arrangements) are expected to have finite useful lives. Our assessment as to whether trademarks have an indefinite life or a finite life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans, and the macroeconomic environment of the regions in which the brands are sold. Our estimates of the useful lives of finite-lived intangible assets are primarily based on these same factors.
Intangibles assets with finite useful lives are amortized on an accelerated method or a straight-line of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. We consider the period of expected cash flows and the underlying data used to measure the fair value of the intangible assets when selecting a useful life. The majority of customer relationships are amortized on an accelerated method. Refer to Note 5 for more information regarding intangible assets amortization. The value of residual goodwill is not amortized, but is tested at least annually for impairment as described in the following paragraph.
Goodwill
Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired and liabilities assumed. We test goodwill on an annual basis as of July fiscal month end and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired.
The impairment test is a single-step process. The process requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. Each of our reporting unit’s fair value has substantially exceeded its carrying value at each test date.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K, for a description of recently issued and adopted accounting pronouncements.
Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K, for a description of accounting pronouncements that have been issued but not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
The economy and its impact on discretionary consumer spending, labor wages, fuel, fertilizer, and other material costs, home sales, unemployment rates, insurance costs, foreign exchange, and medical costs could have a material adverse impact on future results of operations.
We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates, and higher material costs.
Commodity Risk
Our operating performance may be affected by price fluctuations in commodity-based products like grass seeds, fertilizers, and PVC products that we purchase and sell. We are also exposed to fluctuations in fuel costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management, resulting in cost reductions and productivity improvements as well as price increases to maintain gross margins.
Product Price Risk
Our business model is to buy and sell at current market prices in quantities approximately equal to estimated customer demand. We do not take significant “long” or “short” positions in the products we sell in an attempt to speculate on changes in product prices. Because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for the products we hold in inventory; however, we actively manage this risk by adjusting prices and managing our inventory levels.
Interest Rate Risk
We are subject to interest rate risk associated with our debt. While changes in interest rates do not affect the fair value of our variable-rate debt, they do affect future earnings and cash flows through higher interest expense. Interest rate swaps are entered into with the objective of converting variable to fixed rate debt, thereby reducing volatility in borrowing costs.

•
The ABL Facility bears interest (i) in the case of U.S. dollar-denominated loans, either at LIBOR or an alternate base rate, at our option, plus applicable borrowing margins and (ii) in the case of Canadian dollar denominated loans, either at the Bankers’ Acceptances Rate or the Canadian Prime Rate, at our option, plus applicable borrowing margins. The borrowing margins are defined by a pricing grid, as included in the ABL Facility agreement, based on average excess availability for the previous quarter.

•	The Term Loan Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 2.75% or an alternate base rate plus a borrowing margin of 1.75% at the borrower’s election.
A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.4 million.
Credit Risk
We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers, and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 10% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 3% of gross receivables as of December 29, 2019.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 29, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, effective December 31, 2018, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions - Customer Relationship Intangible Assets - Refer to Note 1 (Acquisitions and Intangible Assets), Note 3, and Note 5 to the financial statements
Critical Audit Matter Description
The Company completed various acquisitions during the year ended December 29, 2019 for an aggregate purchase price of approximately $70.7 million. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $24.9 million. Management estimated the fair value of the customer relationship intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of customer relationship intangible assets required management to make significant estimates and assumptions, including the selection of the discount rates. Changes in the discount rates could have a significant impact on the fair value of customer relationship intangible assets.

We identified the initial valuation of customer relationship intangible assets as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of these assets and the sensitivity of the fair value estimate to changes in the discount rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s selection of the discount rates used in the determination of the initial fair value of the customer relationship intangible assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rates for the determination of fair value of customer relationship intangible assets included the following, among others:

•	We tested the effectiveness of controls over the fair value of the customer relationship intangible assets, including management’s controls over the selection of the discount rates.

•	For a sample of acquisitions, with the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:

1)	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.

2)	Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 26, 2020

We have served as the Company's auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 29, 2019	December 30, 2018
Assets
Current assets
Cash and cash equivalents	$19.0	$17.3
Accounts receivable, net of allowance for doubtful accounts of $8.3 and $5.9 for 2019 and 2018, respectively	283.4	285.3
Inventory, net	427.1	411.7
Income tax receivable	7.0	10.0
Prepaid expenses and other current assets	29.3	41.1
Total current assets	765.8	765.4

Property and equipment, net (Note 4)	104.9	88.4
Operating lease right-of-use assets, net (Note 6)	231.0	—
Goodwill (Note 5)	181.3	148.4
Intangible assets, net (Note 5)	150.6	155.6
Deferred tax assets (Note 1 and Note 9)	1.9	—
Other assets	7.8	10.7
Total assets	$1,443.3	$1,168.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$162.2	$184.6
Current portion of finance leases (Note 6)	6.7	5.2
Current portion of operating leases (Note 6)	48.6	—
Accrued compensation	39.7	42.1
Long-term debt, current portion (Note 8)	4.5	4.5
Accrued liabilities	49.1	46.0
Total current liabilities	310.8	282.4

Other long-term liabilities	13.2	14.0
Finance leases, less current portion (Note 6)	16.2	9.5
Operating leases, less current portion (Note 6)	186.3	—
Deferred tax liabilities (Note 1 and Note 9)	3.2	7.1
Long-term debt, less current portion (Note 1 and Note 8)	520.4	553.7
Total liabilities	1,050.1	866.7

Commitments and contingencies (Note 11)

Stockholders’ equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 41,591,727 and 40,910,992 shares issued, and 41,570,816 and 40,890,081 shares outstanding at December 29, 2019 and December 30, 2018, respectively	0.4	0.4
Additional paid-in capital	261.5	242.1
Retained earnings	137.8	60.1
Accumulated other comprehensive loss	(6.5)	(0.8)
Total stockholders’ equity	393.2	301.8
Total liabilities and stockholders’ equity	$1,443.3	$1,168.5
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Net sales	$2,357.5	$2,112.3	$1,861.7
Cost of goods sold	1,584.3	1,434.2	1,266.2
Gross profit	773.2	678.1	595.5

Selling, general and administrative expenses	654.3	578.8	502.2
Other income	6.0	8.0	4.5
Operating income	124.9	107.3	97.8

Interest and other non-operating expenses	33.4	32.1	25.2
Income before taxes	91.5	75.2	72.6
Income tax expense	13.8	1.3	18.0
Net income	$77.7	$73.9	$54.6

Net income per common share:
Basic	$1.89	$1.83	$1.37
Diluted	$1.82	$1.73	$1.29
Weighted average number of common shares outstanding:
Basic	41,218,843	40,488,196	39,754,595
Diluted	42,750,348	42,633,309	42,193,432

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Net income	$77.7	$73.9	$54.6
Foreign currency translation adjustments	0.5	(0.8)	0.5
Unrealized gain (loss) on interest rate swaps, net of taxes of $2.3, ($0.2), and ($0.2), respectively	(6.2)	0.3	0.4
Comprehensive income	$72.0	$73.4	$55.5

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2017	39,576.6	$0.4	$219.3	$(69.7)	$(1.2)	$148.8
Net income	—	—	—	54.6	—	54.6
Other comprehensive income	—	—	—	—	0.9	0.9
Issuance of common shares under stock based compensation plan	379.6	—	2.6	—	—	2.6
Stock based compensation	—	—	5.9	—	—	5.9
Balance at December 31, 2017	39,956.2	$0.4	$227.8	$(15.1)	$(0.3)	$212.8
Adjustment due to adoption of ASU 2014-09 (Note 1)	—	—	—	1.3	—	1.3
Net income	—	—	—	73.9	—	73.9
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Issuance of common shares under stock based compensation plan	933.9	—	6.4	—	—	6.4
Stock based compensation	—	—	7.9	—	—	7.9
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net income	—	—	—	77.7	—	77.7
Other comprehensive loss	—	—	—	—	(5.7)	(5.7)
Issuance of common shares under stock based compensation plan	680.7	—	7.7	—	—	7.7
Stock based compensation	—	—	11.7	—	—	11.7
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Cash Flows from Operating Activities:
Net income	$77.7	$73.9	$54.6
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	25.1	21.5	17.6
Stock-based compensation	11.7	7.9	5.9
Amortization of software and intangible assets	34.4	30.8	25.5
Amortization of debt related costs	2.0	3.1	3.0
Loss on extinguishment of debt	0.4	0.7	0.1
(Gain) loss on sale of equipment	0.3	(0.4)	0.6
Deferred income taxes	(3.4)	(7.1)	(16.5)
Other	0.9	(0.6)	0.1
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	6.1	(43.4)	(40.5)
Inventory	(3.0)	(38.5)	(31.0)
Income tax receivable	3.0	(6.0)	(1.0)
Prepaid expenses and other assets	7.5	(8.9)	(12.2)
Accounts payable	(29.0)	40.4	7.1
Accrued expenses and other liabilities	(2.9)	4.7	3.0
Net Cash Provided By Operating Activities	$130.8	$78.1	$16.3

Cash Flows from Investing Activities:
Purchases of property and equipment	(19.5)	(14.9)	(14.5)
Purchases of intangible assets	(1.9)	(5.0)	(1.5)
Acquisitions, net of cash acquired	(71.5)	(147.7)	(82.9)
Proceeds from the sale of property and equipment	1.0	3.5	0.3
Net Cash Used In Investing Activities	$(91.9)	$(164.1)	$(98.6)

Cash Flows from Financing Activities:
Equity proceeds from common stock	8.4	6.7	2.7
Borrowings under term loan	—	447.4	649.5
Repayments under term loan	(4.5)	(350.3)	(598.3)
Borrowings on asset-based credit facility	273.7	406.0	386.4
Repayments on asset-based credit facility	(304.0)	(410.0)	(350.4)
Payments of debt issue costs	(0.9)	(2.4)	(2.2)
Payments on finance lease obligations	(6.5)	(6.2)	(5.1)
Payments of acquisition related contingent obligations	(3.0)	(4.0)	—
Other financing activities	(0.5)	(0.4)	(0.1)
Net Cash (Used In) Provided By Financing Activities	$(37.3)	$86.8	$82.5

Effect of exchange rate on cash	0.1	(0.2)	0.2
Net Change In Cash	1.7	0.6	0.4

Cash and cash equivalents:
Beginning	17.3	16.7	16.3
Ending	$19.0	$17.3	$16.7

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$30.3	$26.2	$23.9
Cash paid during the year for income taxes	$16.0	$14.5	$35.9

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. As of December 29, 2019, the Company had over 550 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

Refinancing and Amendments of Term Loan

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
The Company’s chief operating decision maker (“CODM”) manages the business as a single reportable segment. Within the organizational framework, the same operational resources support multiple geographical regions and performance is evaluated primarily by the CODM at a consolidated level. The CODM also evaluates regional performance based on financial and operational measures and receives discrete financial information on a regional basis. Since all of the Company’s regions have similar operations and share similar economic characteristics, the Company aggregates regions into a single operating and reportable segment. These similarities include 1) long-term financial performance, 2) the nature of products and services, 3) the types of customers the Company sells to, and 4) the distribution methods used. Further, all of the Company’s product categories have similar supply chain processes, classes of customers, and economic characteristics.
The accompanying audited consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
The Consolidated Statements of Operations, Comprehensive income (loss), Equity, and Cash Flows for the Company are presented for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The years ended December 29, 2019, December 30, 2018, and December 31, 2017 each included 52 weeks.
Cash and cash equivalents: Cash and cash equivalents include primarily cash on deposit with banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts. Cash and cash equivalents also include unsettled credit card transactions.
Accounts receivable: The Company carries accounts receivable at the original invoice amount, less any charge-offs and the allowance for credit losses and doubtful accounts. Allowances for credit losses and doubtful accounts are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions, and credit risk quality. Receivables are written-off to the allowance when an account is considered uncollectible.

Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Beginning balance	$5.9	$4.7	$4.3
Provision (reduction) for allowance	5.9	2.9	2.0
Write-offs, net of recoveries	(3.5)	(1.7)	(1.6)
Ending balance	$8.3	$5.9	$4.7

Inventory: The majority of the Company’s inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was approximately $8.0 million and $6.8 million as of December 29, 2019 and December 30, 2018, respectively.

Property and equipment, net: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on property and equipment using the straight-line method over the estimated useful lives of the assets, as noted below. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease terms. The amortization of the right-of-use assets under finance leases, which prior to fiscal year 2019 were known as capital leases, is included in amortization expense. Expenditures for replacement or major renewals of significant items are capitalized. Expenditures for maintenance, repairs, and minor renewals are generally charged to expense as incurred.

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
Goodwill impairment: Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired and liabilities assumed. The Company tests goodwill on an annual basis as of July fiscal month-end and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below the Company’s net book value. The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component.
With the issuance of Accounting Standards Update 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in January 2017, the impairment test is now a single-step process. The process requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted ASU 2017-04 in July 2017 with its annual goodwill impairment test. No impairment of goodwill has occurred during the periods presented. Refer to Note 5 for a more detailed description of goodwill.

Intangible assets, net: Intangible assets include customer relationships, and trademarks and other intangibles, acquired through acquisitions. The fair value of customer relationships is determined using the multi-period excess earnings method, which is a specific discounted cash flow method that requires management to make significant estimates and assumptions, including the selection of the discount rates. Intangibles assets with finite useful lives are amortized on an accelerated method or a straight-line of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. The Company considers the period of expected cash flows and the underlying data used to measure the fair value of the intangible assets when selecting a useful life. The majority of customer relationships are amortized on an accelerated method. Refer to Note 5 for more information regarding intangible assets amortization.
Impairment of long-lived assets: Long-lived assets, primarily property and equipment, finite-lived intangible assets, and long-term contracts included in other assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The recoverability of an asset group is measured by a comparison of the carrying amount of the asset group to its future undiscounted cash flows.
If the recoverability test indicates the asset group balances are not recoverable, the Company would recognize an impairment charge to reduce the long-lived asset balances based on the fair value of the asset group. The amount of such impairment would be charged to operations in the current period. There were no impairment charges recognized during the years ended December 29, 2019, December 30, 2018, and December 31, 2017.
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
Revenue recognition: The Company recognizes revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. Net sales include billings for freight and handling charges and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes. Provisions for returns are estimated and accrued at the time a sale is recognized. The Company also has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which the Company can sell their merchandise. The Company recognizes these agency sales on a net basis and records only the product margin as commission revenue within Net sales.

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
Sales taxes: The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use, value-added, and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from sales).
Cost of goods sold: Cost of goods sold includes all inventory costs, such as purchase price from suppliers, net of any volume-based incentives, as well as inbound freight and handling, and other costs associated with the inventory, and is exclusive of the costs to deliver the products to customers.
Shipping and handling costs: Shipping and handling costs associated with inbound freight are included in Cost of goods sold.
Warranty reserves: Provisions for estimated warranty costs for the return of nursery products are provided for in the same period the related sales are recorded. The Company offers product warranties on selected nursery items. The warranty reserve is based on historical and current trends. The warranty reserve included in Accrued liabilities was approximately $0.2 million and $0.5 million as of December 29, 2019 and December 30, 2018, respectively.
Leases: The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Finance lease obligations consist primarily of the Company’s vehicle fleet. Most real estate leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases include options to purchase the leased property. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and are adjusted for lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease amortization expense are recognized on a straight-line basis over the lease term. Refer to Note 6 for further details regarding leases.
Advertising costs: Advertising costs are charged to expense as incurred and were approximately $3.3 million, $3.1 million, and $2.1 million, during the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.
Stock-based compensation: The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized on a straight-line basis over the requisite service period based on the portion of the award that is expected to vest.

Stock-based compensation expense for restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of option awards. The exercise price of option awards is set to equal the value of the common stock at the date of the grant. The following weighted-average assumptions are also used to calculate the estimated fair value of option awards:

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
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, which included several changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%. The reduced tax rate is reflected in the Company’s Income tax expense for the years ended December 29, 2019, and December 30, 2018, respectively. In addition, the 2017 Tax Act provided a substantial deferred tax benefit, as part of the Company’s overall Income tax expense, for the year ended December 31, 2017. Refer to Note 9 for further information pertaining to income taxes.
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
Recently Issued and Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 when it became effective in the first quarter of the 2017 Fiscal Year. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 when it became effective in the first quarter of fiscal year 2017 on a prospective basis and as such, the Company’s prior year presentation has not changed. The primary impact of the adoption was the recognition of excess tax benefits as a component of Income tax expense on the Company’s Consolidated Statements of Operations. Historically, these amounts were recorded as Additional paid-in capital in Stockholders’ equity on the Company’s Consolidated Balance Sheets. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of 2017. The Company presents excess tax benefits or tax deficiencies within operating cash flows versus financing activities on the Consolidated Statements of Cash Flows. Another impact of the adoption is that the calculation of the effect of dilutive securities excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding. Additionally, the Company elected to account for forfeitures of share-based payments as they occur and there was no material financial impact as a result. None of the other provisions in ASU 2016-09 had a material impact on the Company’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (also known as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge is based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). ASU 2017-04 will be effective for annual and interim goodwill impairment tests performed in periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment tests beginning after January 1, 2017. The Company adopted ASU 2017-04 in July 2017 with its annual goodwill impairment test. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which seeks to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Additionally, ASU 2017-12 made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. ASU 2017-12 added new disclosure requirements, amended existing ones, and removed the requirement for entities to disclose amounts of hedge ineffectiveness. In addition, an entity must provide tabular disclosures regarding: both (i) the total amounts reported in the statement of financial performance for each income and expense line item that is affected by fair value or cash flow hedging and (ii) the effects of hedging on those line items; and the carrying amounts and cumulative basis adjustments of items designated and qualifying as hedged items in fair value hedges. Early adoption is permitted in any interim period after issuance of ASU 2017-12. The Company adopted ASU 2017-12 in the third quarter of the 2017 Fiscal Year. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends existing revenue recognition standards and establishes a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company adopted ASU 2014-09 and related amendments in the first quarter of fiscal year 2018 using the modified retrospective transition method. The Company concluded that it had substantially similar performance obligations under the amended guidance as compared with deliverables and units of account previously recognized. Additionally, the Company made policy elections within the amended standard that are consistent with its current accounting. The adoption of ASU 2014-09 resulted in additional revenue recognition disclosures (refer to Note 2), and had an immaterial impact on the timing of revenue recognition related to its customer loyalty rewards program. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings in the first quarter of 2018. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which was effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance in December 2017 of Staff Accounting Bulletin No. 118 (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allowed disclosure that some or all of the income tax effects from the 2017 Tax Act were incomplete by the due date of the financial statements and requested entities to provide a reasonable estimate if possible. In fiscal 2017, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act.  In 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” amended by subsequent ASUs (collectively “ASC 842”), which supersedes the guidance for recognition, measurement, presentation and disclosures of lease arrangements. The amended standard requires recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use (“ROU”) asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the ROU asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 when it became effective in the first quarter of fiscal year 2019 using a modified transition approach under which prior comparative periods were not adjusted. The Company elected the package of practical expedients, which permits not reassessing its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company made the election for certain classes of underlying assets to not separate non-lease components from lease components. However, the Company did not elect the lease term hindsight practical expedient. For leases less than 12 months, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities as permitted by the guidance. The adoption of the new standard had a material impact on the Company’s Consolidated Balance Sheets, but an immaterial impact on its Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”) which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, most of the guidance on stock compensation payments to nonemployees is aligned with the requirements for share-based payments granted to employees. The Company adopted ASU 2018-07 when it became effective in the first quarter of fiscal year 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Accounting Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” amended by subsequent ASUs (collectively, “ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The Company will adopt the amended guidance commencing in the first quarter of fiscal year 2020. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) which changes the fair value measurement disclosure requirements of ASC 820. The ASU adds new disclosure requirements and eliminates and modifies existing disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented. ASU 2018-13 will be effective for the Company commencing in the first quarter of fiscal year 2020. The Company will adopt the amended guidance commencing in the first quarter of fiscal year 2020. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company commencing in the first quarter of fiscal year 2021 with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category:

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Landscaping products(a)	$1,670.7	$1,468.4	$1,265.4
Agronomic and other products(b)	686.8	643.9	596.3
	$2,357.5	$2,112.3	$1,861.7
______________
(a) Landscaping products include irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories.
(b) Agronomic and other products include fertilizer, control products, ice melt, equipment, and other products.

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
As of December 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of December 29, 2019 and December 30, 2018, contract liabilities were $6.5 million and $7.4 million, respectively, and are included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended December 29, 2019 is primarily a result of the $8.8 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3. Acquisitions
From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company made various acquisitions during the years ended December 29, 2019, December 30, 2018, and December 31, 2017. The following acquisitions had an aggregate purchase price of approximately $70.7 million, $148.9 million, $83.1 million, and deferred contingent consideration of approximately $6.4 million, $5.7 million, and $5.0 million, for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. The aggregate assets acquired were approximately $69.5 million, $142.2 million, and $67.6 million, aggregate liabilities assumed were approximately $22.1 million, $29.3 million, and $15.4 million, and excess purchase price attributed to goodwill acquired were approximately $29.7 million, $41.7 million, and $35.9 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. The Company has completed the acquisition accounting for each acquisition made during the 2017, Fiscal Year the 2018 Fiscal Year, and the acquisition of Cutting Edge Curbing Sand & Rock in January 2019, All Pro Horticulture, Inc. in February 2019, Landscape Depot, Inc. in April 2019, and Fisher’s Landscape Depot in April 2019. The Company has recorded preliminary acquisition accounting transactions for the remaining acquisitions completed during the 2019 Fiscal Year their estimated fair values as of the respective acquisition dates.

•
In December 2019, the Company acquired the assets and assumed the liabilities of Daniel Stone & Landscaping Supplies, Inc. (“Daniel Stone”). With one location in the greater Austin, Texas market, Daniel Stone is a distributor of hardscapes and landscape supplies to landscape professionals.

•
In December 2019, the Company acquired all of the members’ interests of Dirt Doctors, Inc. (“Dirt Doctors”). With three locations in the greater New England market, Dirt Doctors is a distributor of hardscapes and landscape supplies to landscape professionals.

•
In September 2019, the Company acquired the assets and assumed the liabilities of Design Outdoor, Inc. (“Design Outdoor”). With one location in the greater Reno/Lake Tahoe, Nevada area, Design Outdoor is a distributor of hardscapes products to landscape professionals.

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

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in millions):

	December 29, 2019	December 30, 2018
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.9
Leasehold improvements	25.5	20.5
Branch equipment	47.9	36.8
Office furniture and fixtures and vehicles:
Office furniture and fixtures	21.4	19.1
Vehicles	30.2	58.1
Finance lease right-of-use assets	46.3	—
Tooling	0.1	0.1
Construction in process	2.9	2.0
Total Property and equipment, gross	194.3	156.7
Less: accumulated depreciation and amortization	89.4	68.3
Total Property and equipment, net	$104.9	$88.4

Amortization of finance ROU assets and depreciation expense was approximately $25.1 million for the year ended December 29, 2019, and depreciation expense was $21.5 million and $17.6 million for the years ended December 30, 2018 and December 31, 2017, respectively.
Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at December 29, 2019 and December 30, 2018 were approximately $10.9 million and $8.9 million, less accumulated amortization of approximately $7.4 million and $5.2 million, respectively. Amortization of these software costs was approximately $2.1 million, $2.1 million and $1.6 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

Note 5. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 29, 2019 and December 30, 2018 are as follows (in millions):

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Beginning balance	$148.4	$106.5
Goodwill acquired during the year	29.7	41.7
Goodwill adjusted during the year	3.2	0.2
Ending balance	$181.3	$148.4

Additions to goodwill during the years ended December 29, 2019 and December 30, 2018 related to the acquisitions during the 2019 Fiscal Year and the 2018 Fiscal Year as described in Note 3. There have been no impairments of our goodwill for the years ended December 29, 2019 and December 30, 2018.

Intangible Assets
The following table summarizes the components of intangible assets (in millions):

		December 29, 2019			December 30, 2018
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.9 years	$267.9	$124.4	$143.5	$243.0	$95.6	$147.4
Trademarks and other	3.3 years	17.0	9.9	7.1	14.6	6.4	8.2
Total intangibles		$284.9	$134.3	$150.6	$257.6	$102.0	$155.6

During the year ended December 29, 2019, the Company recorded $27.3 million of intangible assets, including $24.9 million in customer relationship intangibles and $2.4 million in trademarks and other intangibles as a result of the acquisitions completed in 2019 as described in Note 3 and adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period.
During the year ended December 30, 2018, the Company recorded $71.4 million of intangible assets, including $64.5 million in customer relationship intangibles and $6.9 million in trademarks and other intangibles as a result of the acquisitions completed in 2018 as described in Note 3 and adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period.
The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.
Amortization expense for intangible assets for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 was approximately $32.3 million, $28.7 million, and $23.9 million, respectively.

Total future amortization estimated as of December 29, 2019, is as follows (in millions):

Fiscal year ending:
2020	$29.4
2021	24.5
2022	20.1
2023	16.0
2024	12.5
Thereafter	48.1
Total future amortization	$150.6

Note 6. Leases

The components of lease expense were as follows (in millions):

Lease cost	Classification	For the year December 31, 2018 to December 29, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$6.7
Interest on lease liabilities	Interest and other non-operating expenses, net	0.8
Operating lease cost	Cost of goods sold	3.2
Operating lease cost	Selling, general and administrative expenses	60.1
Short-term lease cost	Selling, general and administrative expenses	1.5
Variable lease cost	Selling, general and administrative expenses	0.7
Sublease income	Selling, general and administrative expenses	(0.6)
Total lease cost		$72.4

Supplemental cash flow information related to leases was as follows (in millions):

Other information	For the year December 31, 2018 to December 29, 2019
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$0.8
Operating cash flows from operating leases	$62.2
Financing cash flows from finance leases	$6.5
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$15.0
Operating leases	$76.3

The aggregate future lease payments for operating and finance leases as of December 29, 2019 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2020	$56.0	$7.6
2021	53.1	6.9
2022	43.0	5.3
2023	33.0	3.5
2024	24.0	1.3
Thereafter	86.8	0.2
Total lease payments	295.9	24.8
Less: interest	61.0	1.9
Present value of lease liabilities	$234.9	$22.9

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	December 29, 2019
Weighted-average remaining lease term (years)
Finance leases	3.7
Operating leases	7.1
Weighted-average discount rate
Finance leases	4.6%
Operating leases	5.9%

As the Company did not restate prior year information for the adoption of ASC 842, future minimum lease payments for operating leases and capital leases as of December 30, 2018 as previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal year:
2019	$54.1	$5.8
2020	45.3	4.3
2021	37.7	3.6
2022	28.2	1.9
2023	20.2	0.4
Thereafter	71.4	—
Total minimum lease payments	$256.9	16.0
Less: amount representing interest		1.3
Present value of future minimum lease payments		$14.7

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $8.5 million, $7.5 million and $6.4 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

The Company’s Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”), which became effective on April 28, 2016, provides for the grant of awards in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”) which commenced in May 2014 and terminated upon adoption of the Omnibus Incentive Plan. However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. Any shares covered by an award, or any portion thereof, granted under the Omnibus Incentive Plan or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the Omnibus Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the Omnibus Incentive Plan is 2,000,000 shares of which 753,375 remain available as of December 29, 2019.

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
The fair value of each stock option award was estimated on the date of grant using the Black-Scholes options pricing model. Expected volatilities are based on the historical equity volatility of comparable publicly traded companies. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on the U.S. Treasury security yields at the time of grant. The DSUs, RSUs and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The compensation cost for stock options and RSUs is recognized on a straight-line basis over the requisite vesting period. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.

The estimated grant-date fair value of stock options is calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	December 29, 2019	December 30, 2018	December 31, 2017
Risk-free interest rate	2.52%	2.77%	2.11%
Expected dividends	—	—	—
Expected volatility	25%	25%	30%
Expected term (in years)	6.25	6.25	6.25

The following table summarizes the information about stock options as of and for the years ended December 29, 2019 and December 30, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	3,153.9	$12.07	7.13	$203.8
Granted	289.2	76.77
Exercised	(915.0)	7.34
Expired or forfeited	(64.6)	33.18
Outstanding as of December 30, 2018	2,463.5	$20.87	6.30	$91.5
Granted	297.4	52.51
Exercised	(659.9)	12.74
Expired or forfeited	(102.2)	51.94
Outstanding as of December 29, 2019	1,998.8	$26.67	5.98	$127.5
Exercisable as of December 29, 2019	1,186.2	13.77	4.99	91.0
Unvested and expected to vest after December 29, 2019	812.6	$45.50	7.41	$36.5

The following table summarizes other stock-based compensation award activities for the years ended December 29, 2019 and December 30, 2018:

	RSUs	DSUs	PSUs
Outstanding as of December 30, 2018	85.9	24.7	—
Granted	104.5	11.1	29.8
Exercised/Vested/Settled	(26.8)	(3.0)	—
Expired or forfeited	(15.1)	—	(1.4)
Outstanding as of December 29, 2019	148.5	32.8	28.4

The weighted average grant date fair value of awards granted during the year ended December 29, 2019 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$16.13
RSUs	$52.65
DSUs	$66.27
PSUs	$51.69

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Stock options	$7.8	$6.0
RSUs	2.5	1.4
DSUs	0.9	0.5
PSUs	0.5	—
Total stock-based compensation	$11.7	$7.9

A summary of unrecognized stock-based compensation expense as of December 29, 2019 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$7.7	2.35
RSUs	$5.9	2.72
DSUs	$0.5	1.36
PSUs	$1.0	2.00

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	December 29, 2019	December 30, 2018
ABL facility	$92.8	$123.1
Term loan facility	441.8	446.2
Total gross long-term debt	534.6	569.3
Less: unamortized debt issuance costs and discounts on debt	(9.7)	(11.1)
Total debt	$524.9	$558.2
Less: current portion	(4.5)	(4.5)
Total long-term debt	$520.4	$553.7

ABL Facility:
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $263.4 million and $197.5 million as of December 29, 2019 and December 30, 2018, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances were 3.21% and 4.10% as of December 29, 2019 and December 30, 2018, respectively. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of December 29, 2019 and December 30, 2018, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of December 29, 2019, the Company is in compliance with all of the ABL Facility covenants.
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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 4.46% as of December 29, 2019.
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
The Term Loan Facility is payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche E Term Loans until the maturity date. In addition, the Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of December 29, 2019, the Company is in compliance with all of the Term Loan Facility covenants.
During the years ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company incurred total interest expenses of $33.4 million, $32.1 million, and $25.2 million, respectively, of which $30.1 million, $27.1 million, and $21.8 million, respectively, related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the refinancing and amendments of the Term Loan Facility and ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.4 million, $0.7 million, and $0.1 million, were written off to expense, and new discounts and debt issuance costs of $0.9 million, $2.4 million, and $2.2 million, were capitalized during the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. Amortization expense related to debt issuance costs and discounts was $2.0 million, $3.1 million, and $3.0 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. The remaining $0.9 million, $1.2 million, and $0.3 million of interest is primarily related to finance leases for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
Maturities of long-term debt outstanding, in principal amounts at December 29, 2019 are summarized below (in millions):

Fiscal year:
2020	$5.6
2021	4.5
2022	4.5
2023	4.5
2024	515.5
Total	$534.6

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

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018 (in millions):

	Derivative Assets				Derivative Liabilities
	December 29, 2019		December 30, 2018		December 29, 2019		December 30, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$0.7	Accrued liabilities	$2.1	Accrued liabilities	$—
	Other assets	—	Other assets	1.1	Other long-term liabilities	5.3	Other long-term liabilities	0.7
Total derivatives		$—		$1.8		$7.4		$0.7

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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. As of December 29, 2019, the fair value of the interest rate swaps in the amount of $(5.5) million, net of taxes, was recorded in Accumulated other comprehensive loss. To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the year ended December 29, 2019, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $1.5 million as of December 29, 2019. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the years ended December 29, 2019 and December 30, 2018 (in millions):

	December 29, 2019			December 30, 2018
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(8.5)	Interest and other non-operating expenses, net	$(0.1)	$0.5	Interest and other non-operating expenses, net	$—
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
Note 9. Income Taxes

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act included several changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, a global intangible low-taxed income (“GILTI”) provision which requires U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets, and a limitation on U.S. interest deductibility based on 30% of adjusted taxable income. The Company has elected to account for its GILTI as a period expense in the year incurred. In fiscal 2017, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act in accordance with SAB 118. In 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act.

Components of Net income before taxes were as follows (in millions):

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
U.S.	$87.5	$71.8	$69.2
Foreign	4.0	3.4	3.4
Total	$91.5	$75.2	$72.6

 Components of Income tax expense were as follows (in millions):

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Current income tax expense
U.S. federal	$11.7	$4.8	$28.7
U.S. state and local	4.4	2.6	4.9
Foreign	1.1	1.0	0.9
Total current	17.2	8.4	34.5
Deferred income tax (benefit) expense
U.S. federal	(2.0)	(4.8)	(15.5)
U.S. state and local	(1.3)	(2.3)	(1.0)
Foreign	(0.1)	—	—
Total deferred	(3.4)	(7.1)	(16.5)
Total	$13.8	$1.3	$18.0

The Company’s effective tax rate was 15.1%, 1.7%, and 24.8% for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. The following table provides a reconciliation of income tax expense (benefit) at the statutory U.S. federal tax rate to actual income tax expense (benefit) for the periods presented (in millions):

	For the year December 31, 2018 to December 29, 2019		For the year January 1, 2018 to December 30, 2018		For the year January 2, 2017 to December 31, 2017
U.S. federal statutory expense	$19.2		$15.8		$25.4
State and local income taxes, net	2.2	*	(0.2)	*	2.0	*
Excess tax benefits	(7.7)		(13.2)		(6.1)
Enactment of 2017 Tax Act - deferred tax re-measurement, net	—		(0.1)		(4.5)
Enactment of 2017 Tax Act - transition tax	—		(1.0)		1.3
Transaction costs	—		0.2		0.4
Other, net	0.1		(0.2)		(0.5)
Income tax expense	$13.8		$1.3		$18.0

* Includes excess tax benefits pursuant to ASU 2016-09 of $(1.9) million, $(3.1) million and $(0.7) million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Undistributed earnings of the Company’s foreign subsidiaries approximate $14.4 million as of December 29, 2019. Those earnings are considered indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes, state and local income taxes, and withholding taxes payable to the foreign country. From a U.S. income tax perspective, however, the Company expects to claim a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.7 million may be payable upon remittance of all previously unremitted earnings as of December 29, 2019.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	December 29, 2019	December 30, 2018
Deferred tax assets:
Net operating losses	$6.2	$6.6
Allowance for uncollectible accounts	4.9	3.7
Inventory	2.7	3.2
Reserve for sales bonuses	4.2	4.3
Accrued compensation	2.0	2.1
Stock compensation	4.6	3.1
Rent accrual	—	1.9
Environmental reserve	0.6	0.6
Deferred transaction costs	2.0	1.8
Operating lease liabilities	60.6	—
Interest rate swaps	1.9	—
Other	1.5	1.9
Total gross deferred tax assets	91.2	29.2
Valuation allowance	(4.6)	(4.8)
Total net deferred tax assets	86.6	24.4
Deferred tax liabilities:
Fixed assets and land	(12.0)	(7.9)
Intangible assets	(10.9)	(17.4)
Goodwill	(4.7)	(3.4)
Deferred financing costs	(1.1)	(1.3)
Operating lease right-of-use assets	(58.0)	—
Other	(1.2)	(1.5)
Total deferred tax liabilities	(87.9)	(31.5)
Net deferred tax liabilities	$(1.3)	$(7.1)

Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	December 29, 2019	December 30, 2018
U.S. state and local net deferred tax assets	$1.7	$—
Foreign net deferred tax assets	0.2	—
U.S. state and local and Foreign net deferred tax assets	1.9	—

U.S. federal net deferred tax liabilities	(3.2)	(7.0)
U.S. state and local net deferred tax liabilities	—	(0.1)
U.S. federal and U.S. state and local net deferred tax liabilities	(3.2)	(7.1)

Net deferred tax liabilities	$(1.3)	$(7.1)

The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 29, 2019 and December 30, 2018, a valuation allowance of $4.6 million and $4.8 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018	For the year January 2, 2017 to December 31, 2017
Beginning balance	$4.8	$5.2	$4.1
Increase in valuation allowance	—	—	1.1
Decrease in valuation allowance	(0.2)	(0.4)	—
Ending balance	$4.6	$4.8	$5.2

As of December 29, 2019, the Company had available tax-effected federal NOL carryforwards of approximately $1.1 million that are indefinite-lived and tax-effected state NOL carryforwards of approximately $5.1 million that expire at various dates through 2037, if not utilized.

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

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries. With limited exceptions, years prior to the 2016 Fiscal Year are no longer open to U.S. federal, state and local examination by taxing authorities. Deere has indemnified the Company against any taxes, penalties or interest for tax periods prior to the CD&R Acquisition, accruing after the CD&R Acquisition date.
Note 10. Related Party Transactions

Following consummation of the secondary offering on July 26, 2017 (as described in Note 1), CD&R and Deere no longer have an ownership interest in the Company. Transactions with customers and entities that were under the common ownership of CD&R and Deere through July 26, 2017 are considered related-party transactions and are discussed below.

The Company offers a financing plan to its customers through John Deere Financial, f.s.b. (“John Deere Financial”) a wholly-owned subsidiary of Deere. The Company pays John Deere Financial a fee related to the financing offered, which was approximately $0.3 million for the period from January 2, 2017 through July 26, 2017.

TruGreen is a customer under common ownership of CD&R and therefore became a related party at the time of the CD&R Acquisition. As provided above, TruGreen is no longer a related party as a result of the consummation of the secondary offering on July 26, 2017. Net sales included in the Company’s Consolidated Statement of Operations with TruGreen were $4.3 million for the period from January 2, 2017 through July 26, 2017.

Note 11. Commitments and Contingencies
Litigation: From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of December 29, 2019 and December 30, 2018 and revenues, expenses, changes in equity, and cash flows for the years ended December 29, 2019, December 30, 2018, and December 31, 2017.
Environmental liability: As part of the sale of LESCO manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.6 million and $3.7 million as of December 29, 2019 and December 30, 2018, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and cap the Company’s exposure is capped to $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.2 million and $1.3 million as of December 29, 2019 and December 30, 2018, respectively.
Letter of credit: As of December 29, 2019 and December 30, 2018, outstanding letters of credit were $5.3 million and $4.5 million respectively. There were no amounts drawn on the letters of credit for either period presented.
Purchase commitments: The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2022. The total future obligation was approximately $97.0 million as of December 29, 2019 with expected payments of approximately $61.8 million, $27.9 million, and $7.3 million during the years ending December 2020, 2021, and 2022 respectively. The Company’s purchases were approximately $48.0 million, $46.3 million, and $33.7 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. The Company contracted with a supplier to purchase an aggregate minimum of 10,000 tons of fertilizer annually beginning in 2020 for 18 years or until the total purchase commitment of 180,000 tons of product is fulfilled. If the Company does not meet minimum volume commitments, the Company must pay a $288.50 per tonnage shortfall. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was approximately $6.1 million as of December 29, 2019.

Note 12. Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Company includes vested DSUs in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The calculation of the effect of dilutive securities excludes any derived excess tax benefits or deficiencies from assumed future proceeds.

RSUs and stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.
For the years ended December 29, 2019, December 30, 2018, and December 31, 2017, the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted loss per common share calculation:

	December 29, 2019	December 30, 2018	December 31, 2017
Weighted average potential common shares excluded because anti-dilutive
Employee Stock Options and RSUs	258,829	278,728	13,798

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,531,505, 2,145,113, and 2,438,835 for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

Note 13. Subsequent Events
On January 2, 2020, the Company acquired the assets and assumed the liabilities of Wittkopf Landscape Supply (“Wittkopf “). With two locations in the Spokane Valley, Washington market, Wittkopf is a distributor of hardscapes and landscape supplies to landscape professionals.
On January 7, 2020, the Company acquired the assets and assumed the liabilities of Empire Supplies (“Empire “). With three locations in the greater Newark-Union, New Jersey market, Empire is a distributor of hardscapes and landscape supplies to landscape professionals.
On January 14, 2020, the Company acquired the assets and assumed the liabilities of The Garden Dept. Corp. (“Garden Dept.”). With three locations in the greater Long Island, New York market, Garden Dept. is a distributor of nursery and landscape supplies to landscape professionals.
The acquisitions were not material and not expected to have a significant impact on the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of December 29, 2019. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 29, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 29, 2019. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of December 29, 2019, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded Stone and Soil, Voss, Trendset, Design Outdoor, Dirt Doctors, and Daniel Stone from its annual report on internal control over financial reporting as of December 29, 2019. Stone and Soil, Voss, Trendset, Design Outdoor, Dirt Doctors, and Daniel Stone collectively represented approximately 2% and 1% of the Company's consolidated Total assets and consolidated Net sales, respectively, as of and for the year ended December 29, 2019.
There are no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Our Independent Registered Public Accounting Firm has issued a report on the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc.  and subsidiaries (the “Company”) as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Stone and Soil, Voss, Trendset, Design Outdoor, Dirt Doctors, and Daniel Stone from its annual report on internal control over financial reporting as of December 29, 2019. Stone and Soil, Voss, Trendset, Design Outdoor, Dirt Doctors, and Daniel Stone collectively represented approximately 2% and 1% of the Company's consolidated Total assets and consolidated Net sales, respectively, as of and for the year ended December 29, 2019. Accordingly, our audit did not include the internal control over financial reporting at Stone and Soil, Voss, Trendset, Design Outdoor, Dirt Doctors, and Daniel Stone.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 26, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements
Refer to Index to Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

4.1	Form of Common Stock Certificate, is incorporated by reference to Exhibit 4.1 to the Form S-1.

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

Exhibit Number	Description

10.8
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

10.9
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

10.10
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

10.11
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

10.11A
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

10.12
ABL Guarantee and Collateral Agreement, dated as of December 23, 2013, by and among SiteOne Landscape Supply Bidco, Inc. (f/k/a CD&R Landscapes Bidco, Inc.), SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as collateral agent, is incorporated by reference to Exhibit 10.17 to the Form S-1.

10.13
Term Loan Guarantee and Collateral Agreement, dated as of December 23, 2013, by and among SiteOne Landscape Supply Bidco, Inc. (f/k/a CD&R Landscapes Bidco, Inc.), SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and ING Capital LLC, as collateral agent, is incorporated by reference to Exhibit 10.18 to the Form S-1.

10.14†	Amended and Restated SiteOne Landscape Supply, Inc. Stock Incentive Plan is incorporated by reference to Exhibit 10.19 to the Form S-1.

10.15†	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.20 to the Form S-1.

10.16†	Form of Employee Stock Subscription Agreement, is incorporated by reference to Exhibit 10.21 to the Form S-1.

10.17†
Employment Agreement, dated as of April 21, 2014, by and among SiteOne Landscape Supply, LLC (f/k/a John Deere Landscapes LLC), SiteOne Landscape Supply, Inc. (f/k/a CD&R Landscapes Parent, Inc.) and Doug Black is incorporated by reference to Exhibit 10.22 to the Form S-1.

10.18†	Form of Director Indemnification Agreement between SiteOne Landscape Supply, Inc. and each of its directors, is incorporated by reference to Exhibit 10.25 to the Form S-1.

10.19†	SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.26 to the Form S-1.

10.20†	Amendment to SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan effective as of January 1, 2019, is incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on May 1, 2019.

10.21†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc., 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed February 12, 2019.

10.22
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Clayton, Dubilier & Rice, LLC, is incorporated by reference to Exhibit 10.12 to the Q1 2016 Form 10-Q.

Exhibit Number	Description

10.23
Consulting Agreement Termination Letter Agreement, dated May 17, 2016, by and among SiteOne Landscape Supply, Inc., SiteOne Landscape Supply Midco, Inc., SiteOne Landscape Supply Bidco, Inc., SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC and Deere & Company, is incorporated by reference to Exhibit 10.13 to the Q1 2016 Form 10-Q.

10.24
Registration Rights Waiver Agreement, dated as of October 7, 2015, by and among SiteOne Landscape Supply, Inc., CD&R Landscapes Holdings, L.P. and Deere & Company, is incorporated by reference to Exhibit 10.29 to the Form S-1.

10.25†	Form of Separation Benefit Agreement, is incorporated by reference to Exhibit 10.30 to the Form S-1.

10.26†	Form of Employee Offer Letter, is incorporated by reference to Exhibit 10.31 to the Form S-1.

10.27†	2016 Form of Employee Option Agreement, is incorporated by reference to Exhibit 10.32 to the Form S-1.

10.28†	2016 Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.33 to the Form S-1.

10.29†	2016 Form of Non-Employee Director Deferred Stock Unit Agreement, is incorporated by reference to Exhibit 10.34 to the Form S-1.

10.30†	Summary of Non-Employee Director Compensation, as amended and restated on May 15, 2019, is incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on July 31, 2019.

10.31†
Hiring Bonus Repayment Agreement, dated as of August 17, 2015, by and among SiteOne Landscape Supply (f/k/a John Deere Landscapes) and Briley Brisendine, is incorporated by reference to Exhibit 10.36 to the Form S-1.

10.32†	Executive Stock Ownership Policy, is incorporated by reference to Exhibit 10.37 to the Form S-1.

10.33†
Separation Benefit Agreement, dated as of May 27, 2016, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and Pascal Convers, is incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 of SiteOne Landscape Supply, Inc., Registration No. 333-214628 (the “November 2016 Form S-1”).

10.34†
Separation Benefit Agreement, dated as of May 27, 2016, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and John Guthrie, is incorporated by reference to Exhibit 10.39 to the November 2016 Form S-1.

10.35†
Separation Benefit Agreement, dated as of May 27, 2016, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and Joe Ketter, is incorporated by reference to Exhibit 10.40 to the November 2016 Form S-1.

10.36†
Separation Benefit Agreement, dated as of August 17, 2015, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and Briley Brisendine, is incorporated by reference to Exhibit 10.41 to the November 2016 Form S-1.

10.37†
Separation Benefit Agreement by and between SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc., and Scott Salmon, dated April 1, 2019, is incorporated by reference to Exhibit 10.2 to the Form 10-Q, filed on July 31, 2019.

10.38†
Amendment to Separation Agreement, dated June 13, 2019, by and between Ross Anker and SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, filed on June 14, 2019.

10.39†
Separation Benefit Agreement by and between SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc., and Greg Weller, dated May 26, 2019, is incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on July 31, 2019.

10.40†	Form of Employee Stock Option Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.42 to the November 2016 Form S-1.

10.41†	Form of Employee Restricted Stock Unit Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.43 to the November 2016 Form S-1.

10.42
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

10.43
Increase Supplement, dated as of November 23, 2016, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed November 23, 2016.

10.44
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

10.45
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

10.46
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

10.47
Increase Supplement, dated as of December 12, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed December 12, 2017.

10.48†	SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.49†	Amendment to SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.50†
Summary of Non-Employee Director Compensation Program, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended July 2, 2017, file number 001-37760.

10.51†	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended April 1, 2018, file number 001-37760.

10.52†
Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended April 1, 2018, file number 001-37760.

10.53†
Summary of Non-Employee Director Compensation, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended July 1, 2018, file number 001-37760.

10.54
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

10.55
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

Exhibit Number	Description

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10.1)
______________
* Filed herewith.
† Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 26, 2020	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2020	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 26, 2020	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 26, 2020	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 26, 2020	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 26, 2020	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 26, 2020	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 26, 2020	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Date:	February 26, 2020	By:	/s/ Larisa J. Drake
			Name:	Larisa J. Drake
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	December 29, 2019	December 30, 2018
Assets
Investment in wholly owned subsidiary	$392.4	$300.8
Deferred tax asset (Note 3)	0.8	1.0
Total assets	$393.2	$301.8

Liabilities and Stockholders' Equity
Total liabilities	—	—

Stockholders' Equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 41,591,727 and 40,910,992 shares issued, and 41,570,816 and 40,890,081 shares outstanding at December 29, 2019 and December 30, 2018, respectively	0.4	0.4
Additional paid in capital	261.5	242.1
Retained Earnings	137.8	60.1
Accumulated other comprehensive loss	$(6.5)	$(0.8)
Total stockholders' equity	393.2	301.8
Total liabilities and stockholders' equity	$393.2	$301.8

See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year	For the year	For the year
	December 31, 2018	January 1, 2018	January 2, 2017
	to December 29, 2019	to December 30, 2018	to December 31, 2017

Equity in net income of subsidiary	$77.7	$73.9	$54.6

Income before taxes	77.7	73.9	54.6
Net income	$77.7	$73.9	$54.6

Other comprehensive income (loss), net of tax	(5.7)	(0.5)	0.9
Comprehensive income	$72.0	$73.4	$55.5
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year	For the year	For the year
	December 31, 2018	January 1, 2018	January 2, 2017
	to December 29, 2019	to December 30, 2018	to December 31, 2017
Cash Flows from Operating Activities:
Net income	$77.7	$73.9	$54.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(77.7)	(73.9)	(54.6)
Distribution from subsidiary	—	—	—
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	—	—	—
Net cash provided by investing activities	$—	$—	$—

Cash Flows from Financing Activities:
Special cash dividend	—	—	—
Other dividends paid	—	—	—
Other financing activities	—	—	—
Net cash used in financing activities	$—	$—	$—

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
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
Note 3. Income Taxes
With respect to the CD&R Acquisition, $9.8 million of transaction expenses were recorded within the period ended December 29, 2013. Of the $9.8 million of transaction expenses, $3.7 million were not deductible for tax purposes, and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. During the years end December 29, 2019 and December 30, 2018, respectively, $0.4 million ($0.2 million tax-effected) and $0.4 million ($0.0 million tax-effected) has been amortized, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount.

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, a GILTI provision which requires U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets, and a limitation on U.S. interest deductibility based on 30% of adjusted taxable income. The Company has elected to account for its GILTI as a period expense in the year incurred. In fiscal 2017, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act in accordance with SAB 118. In 2018, the Company completed its accounting for the tax effects of the 2017 Tax Act. As of December 29, 2019, the deferred tax asset related to these transaction expenses has a balance of $0.8 million.