Form 10-Q
period 2020-03-29
SiteOne Landscape Supply, Inc.
filed 2020-04-29
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of April 24, 2020
Common Stock, $0.01 par value per share	41,877,761

Regarding Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors that could cause our business not to develop as we expect may emerge from time to time and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	the potential negative impact of the COVID-19 pandemic (which, among other things, may exacerbate each of the risks listed below);

•	economic downturn or recession;

•	cyclicality in residential and commercial construction markets;

•	general economic and financial conditions;

•	weather conditions, seasonality and availability of water to end-users;

•	public perceptions that our products and services are not environmentally friendly;

•	competitive industry pressures;

•	product shortages and the loss of key suppliers;

•	product price fluctuations;

•	ability to pass along product cost increases;

•	inventory management risks;

•	ability to implement our business strategies and achieve our growth objectives;

•	acquisition and integration risks;

•	increased operating costs;

•	risks associated with our large labor force (including work stoppages due to COVID-19);

•	retention of key personnel;

•	construction defect and product liability claims;

•	impairment of goodwill;

•	adverse credit and financial markets events and conditions (which have worsened and may continue to worsen as a result of the COVID-19 pandemic);

•	credit sale risks;

•	performance of individual branches;

•	environmental, health and safety laws and regulations;

•	hazardous materials and related materials;

•	laws and government regulations applicable to our business that could negatively impact demand for our products;

•	computer data processing systems;

•	cybersecurity incidents;

•	security of personal information about our customers;

•	intellectual property and other proprietary rights;

•	the possibility of securities litigation;

•	unanticipated changes in our tax provisions;

•	our substantial indebtedness and our ability to obtain financing in the future;

•	increases in interest rates;

•	risks related to our common stock;

•	terrorism or the threat of terrorism; and

•	risks related to other factors discussed in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	March 29, 2020	December 29, 2019
Current assets:
Cash and cash equivalents	$22.0	$19.0
Accounts receivable, net of allowance for doubtful accounts of $9.5 and $8.3, respectively	295.7	283.4
Inventory, net	545.0	427.1
Income tax receivable	22.7	7.0
Prepaid expenses and other current assets	30.8	29.3
Total current assets	916.2	765.8

Property and equipment, net (Note 5)	111.9	104.9
Operating lease right-of-use assets, net (Note 7)	239.5	231.0
Goodwill (Note 6)	207.0	181.3
Intangible assets, net (Note 6)	162.8	150.6
Deferred tax assets	1.6	1.9
Other assets	7.5	7.8
Total assets	$1,646.5	$1,443.3

Liabilities and Equity
Current liabilities:
Accounts payable	$251.4	$162.2
Current portion of finance leases (Note 7)	7.9	6.7
Current portion of operating leases (Note 7)	50.5	48.6
Accrued compensation	27.3	39.7
Long-term debt, current portion (Note 9)	4.5	4.5
Accrued liabilities	53.8	49.1
Total current liabilities	395.4	310.8

Other long-term liabilities	17.4	13.2
Finance leases, less current portion (Note 7)	19.7	16.2
Operating leases, less current portion (Note 7)	193.2	186.3
Deferred tax liabilities	3.2	3.2
Long-term debt, less current portion (Note 9)	640.1	520.4
Total liabilities	1,269.0	1,050.1

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 41,883,358 and 41,591,727 shares issued, and 41,862,447 and 41,570,816 shares outstanding at March 29, 2020 and December 29, 2019, respectively	0.4	0.4
Additional paid-in capital	268.0	261.5
Retained earnings	120.3	137.8
Accumulated other comprehensive loss	(11.2)	(6.5)
Total equity	377.5	393.2
Total liabilities and equity	$1,646.5	$1,443.3

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 29, 2020	March 31, 2019

Net sales	$459.8	$417.3
Cost of goods sold	317.0	287.3
Gross profit	142.8	130.0

Selling, general and administrative expenses	167.1	155.8
Other income	1.0	1.1
Operating loss	(23.3)	(24.7)

Interest and other non-operating expenses, net	7.7	9.0
Loss before taxes	(31.0)	(33.7)
Income tax benefit	(13.5)	(9.6)
Net loss	$(17.5)	$(24.1)

Net loss per common share:
Basic	$(0.42)	$(0.59)
Diluted	$(0.42)	$(0.59)
Weighted average number of common shares outstanding:
Basic	41,766,317	40,964,224
Diluted	41,766,317	40,964,224

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	March 29, 2020	March 31, 2019

Net loss	$(17.5)	$(24.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.9)	0.2
Unrealized loss on interest rate swaps, net of taxes of $1.2 and $0.8, respectively	(3.8)	(2.2)
Total other comprehensive loss	(4.7)	(2.0)
Comprehensive loss	$(22.2)	$(26.1)

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net loss	—	—	—	(24.1)	—	(24.1)
Other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Issuance of common shares under stock-based compensation plan	89.4	—	0.2	—	—	0.2
Stock-based compensation	—	—	1.8	—	—	1.8
Balance at March 31, 2019	40,979.5	$0.4	$244.1	$36.0	$(2.8)	$277.7

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net loss	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss	—	—	—	—	(4.7)	(4.7)
Issuance of common shares under stock-based compensation plan	291.6	—	4.0	—	—	4.0
Stock-based compensation	—	—	2.5	—	—	2.5
Balance at March 29, 2020	41,862.4	$0.4	$268.0	$120.3	$(11.2)	$377.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(17.5)	$(24.1)
Adjustments to reconcile Net income to net cash used in operating activities:
Amortization of finance lease right-of-use assets and depreciation	7.0	6.8
Stock-based compensation	2.5	1.8
Amortization of software and intangible assets	9.3	8.6
Amortization of debt related costs	0.5	0.5
Loss on extinguishment of debt	—	0.4
Loss on sale of equipment	0.1	0.1
Other	0.4	0.7
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(10.9)	21.1
Inventory	(112.5)	(88.1)
Income tax receivable	(15.7)	(8.3)
Prepaid expenses and other assets	(1.6)	12.8
Accounts payable	84.1	42.9
Accrued expenses and other liabilities	(11.3)	(23.7)
Net Cash Used In Operating Activities	$(65.6)	$(48.5)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4.6)	(6.4)
Purchases of intangible assets	(1.1)	(0.2)
Acquisitions, net of cash acquired	(45.2)	(12.8)
Proceeds from the sale of property and equipment	0.2	0.2
Net Cash Used In Investing Activities	$(50.7)	$(19.2)

Cash Flows from Financing Activities:
Equity proceeds from common stock	5.7	0.6
Repayments under term loan	(1.1)	(2.2)
Borrowings on asset-based credit facility	179.6	140.5
Repayments on asset-based credit facility	(59.2)	(64.5)
Payments of debt issuance costs	—	(0.9)
Payments on finance lease obligations	(1.8)	(1.7)
Payments of acquisition related contingent obligations	(2.0)	—
Other financing activities	(1.6)	(0.4)
Net Cash Provided By Financing Activities	$119.6	$71.4

Effect of exchange rate on cash	(0.3)	0.1
Net Change In Cash	3.0	3.8

Cash and cash equivalents:
Beginning	19.0	17.3

Ending	$22.0	$21.1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	6.7	8.9
Cash paid during the year for income taxes	0.4	0.2

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. As of March 29, 2020, the Company had over 550 branches. Based on the nature of the Company’s products and customers’ business cycles, historically, sales have been significantly higher in the second and third quarters of each fiscal year.

COVID-19 Pandemic

As a result of the novel coronavirus (or COVID-19) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, and deferred tax valuation allowances.  The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with SEC for the fiscal year ended December 29, 2019. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 3, 2021 and the fiscal year ended December 29, 2019 both include 52 weeks. The three months ended March 29, 2020 and March 31, 2019 both include 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” amended by subsequent ASUs (collectively “ASC 842”), which supersedes the guidance for recognition, measurement, presentation and disclosures of lease arrangements. The amended standard requires recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use (“ROU”) asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the ROU asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 when it became effective in the first quarter of fiscal year 2019 using a modified transition approach under which prior comparative periods were not adjusted. The Company elected the package of practical expedients, which permitted not reassessing its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company made the election for certain classes of underlying assets to not separate non-lease components from lease components. However, the Company did not elect the lease term hindsight practical expedient. For leases less than 12 months, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities as permitted by the guidance. The adoption of the new standard had a material impact on the Company’s Consolidated Balance Sheets, but an immaterial impact on its Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The FASB provided ongoing guidance on certain accounting and tax effects of the legislation in the Tax Cuts and Jobs Act (the “2017 Tax Act”), which was enacted in December 2017. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The amendments in ASU 2018-02 also required certain disclosures about stranded tax effects. The Company adopted ASU 2018-02 when it became effective in the first quarter of fiscal year 2019. The Company has elected to not reclassify stranded tax effects resulting from the 2017 Tax Act. The adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”) which simplified the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the standard, most of the guidance on stock compensation payments to nonemployees was aligned with the requirements for share-based payments granted to employees. The Company adopted ASU 2018-07 when it became effective in the first quarter of fiscal year 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”) which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amended ASC 350 and clarified that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. The ASU did not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company early adopted the amended guidance on a prospective application basis during the first quarter of fiscal year 2019. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” amended by subsequent ASUs (collectively, “ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The Company adopted the amended guidance when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) which changes the fair value measurement disclosure requirements of ASC 820. The ASU adds new disclosure requirements and eliminates and modifies existing disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category:

	Three Months Ended
	March 29, 2020	March 31, 2019
Landscaping products(a)	$320.2	$277.3
Agronomic and other products(b)	139.6	140.0
	$459.8	$417.3
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
As of March 29, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.4 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of March 29, 2020 and December 29, 2019, contract liabilities were $5.4 million and $6.5 million, respectively, and are included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the three months ended March 29, 2020 is primarily a result of the $3.0 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of approximately $44.8 million and $12.7 million, and deferred contingent consideration of $6.2 million and zero for the three months ended March 29, 2020 and March 31, 2019, respectively.

•
In March 2020, the Company acquired the assets and assumed the liabilities of Big Rock Natural Stone and Hardscapes, Inc. (“Big Rock”). With one location in the greater Greenville, South Carolina market, Big Rock is a distributor of hardscapes and landscape supplies to landscape professionals.

•
In January 2020, the Company acquired the assets and assumed the liabilities of The Garden Dept. Corp. (“Garden Dept.”). With three locations in the greater Long Island, New York market, Garden Dept. is a distributor of nursery and landscape supplies to landscape professionals.

•
In January 2020, the Company acquired the assets and assumed the liabilities of Empire Supplies (“Empire”). With three locations in the greater Newark-Union, New Jersey market, Empire is a distributor of hardscapes and landscape supplies to landscape professionals.

•
In January 2020, the Company acquired the assets and assumed the liabilities of Wittkopf Landscape Supply (“Wittkopf”). With two locations in the Spokane Valley, Washington market, Wittkopf is a distributor of hardscapes and landscape supplies to landscape professionals.

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

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of March 29, 2020 and December 29, 2019 (in millions):

	Derivative Assets				Derivative Liabilities
	March 29, 2020		December 29, 2019		March 29, 2020		December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Accrued liabilities	$4.6	Accrued liabilities	$2.1
	Other assets	—	Other assets	—	Other long-term liabilities	7.8	Other long-term liabilities	5.3
Total derivatives		$—		$—		$12.4		$7.4

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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. For the three months ended March 29, 2020 and March 31, 2019, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $3.4 million as of March 29, 2020. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three months ended March 29, 2020 and March 31, 2019 (in millions):

	Three Months Ended
	March 29, 2020			March 31, 2019
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(5.0)	Interest and other non-operating expenses, net	$(0.6)	$(3.0)	Interest and other non-operating expenses, net	$0.1

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

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	March 29, 2020	December 29, 2019
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	26.8	25.5
Branch equipment	49.3	47.9
Office furniture and fixtures and vehicles:
Office furniture and fixtures	20.6	21.4
Vehicles	32.7	30.2
Finance lease right-of-use assets	52.8	46.3
Tooling	0.1	0.1
Construction in progress	3.3	2.9
Total property and equipment, gross	205.6	194.3
Less: accumulated depreciation and amortization	93.7	89.4
Total property and equipment, net	$111.9	$104.9

Amortization of finance ROU assets and depreciation expense was approximately $7.0 million for the three months ended March 29, 2020, and $6.8 million for the three months ended March 31, 2019, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets as of March 29, 2020 and December 29, 2019 were approximately $11.1 million and $10.9 million, less accumulated amortization of approximately $7.8 million and $7.4 million, respectively. Amortization of these software costs was approximately $0.6 million and $0.5 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

December 30, 2019
to March 29, 2020
Beginning balance	$181.3
Goodwill acquired during the period	25.9
Goodwill adjusted during the period	(0.2)
Ending balance	$207.0

Additions to goodwill during the three months ended March 29, 2020 related to the acquisitions completed in 2020 as described in Note 3.
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

During the three months ended March 29, 2020, the Company recorded $20.9 million of intangible assets which related to customer relationships, and trademarks and other, primarily as a result of the acquisitions completed in 2020 as described in Note 3 and adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period.

The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		March 29, 2020			December 29, 2019
	Weighted Average Remaining Useful Life (Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.0	$287.7	$132.3	$155.4	$267.9	$124.4	$143.5
Trademarks and other	3.4	18.1	10.7	7.4	17.0	9.9	7.1
Total intangible assets		$305.8	$143.0	$162.8	$284.9	$134.3	$150.6

Amortization expense for intangible assets was approximately $8.7 million for the three months ended March 29, 2020, and $8.1 million for the three months ended March 31, 2019, respectively.

Total future amortization estimated as of March 29, 2020, is as follows (in millions):

Fiscal year ending:
2020 (remainder)	$24.7
2021	27.9
2022	22.9
2023	18.3
2024	14.3
Thereafter	54.7
Total future amortization	$162.8

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

Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities and are expensed as incurred and recorded as variable lease expense.

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

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease cost	Classification	March 29, 2020	March 31, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$2.0	$1.8
Interest on lease liabilities	Interest and other non-operating expenses, net	0.3	0.2
Operating lease cost	Cost of goods sold	0.8	0.8
Operating lease cost	Selling, general and administrative expenses	16.0	14.8
Short-term lease cost	Selling, general and administrative expenses	0.4	0.4
Variable lease cost	Selling, general and administrative expenses	0.2	0.1
Sublease income	Selling, general and administrative expenses	(0.3)	(0.1)
Total lease cost		$19.4	$18.0

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
Other information	March 29, 2020	March 31, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.3	$0.2
Operating cash flows from operating leases	$16.5	$15.0
Financing cash flows from finance leases	$1.8	$1.7
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$6.6	$3.3
Operating leases	$21.5	$10.6

The aggregate future lease payments for operating and finance leases as of March 29, 2020 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2020 (remainder)	$42.7	$6.8
2021	57.9	8.4
2022	47.5	6.7
2023	37.2	5.0
2024	27.9	2.6
2025	18.4	0.4
Thereafter	73.6	—
Total lease payments	305.2	29.9
Less: interest	61.5	2.3
Present value of lease liabilities	$243.7	$27.6

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	March 29, 2020
Weighted-average remaining lease term (years)
Finance leases	3.8
Operating leases	7.0
Weighted-average discount rate
Finance leases	4.4%
Operating leases	5.9%

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $2.7 million for the three months ended March 29, 2020, and $2.6 million for the three months ended March 31, 2019.

The Company’s Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”), which became effective on April 28, 2016, provides for the grant of awards in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”) which commenced in May 2014 and terminated upon adoption of the Omnibus Incentive Plan.  However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. Any shares covered by an award, or any portion thereof, granted under the Omnibus Incentive Plan or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the Omnibus Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the Omnibus Incentive Plan is 2,000,000 shares of which 563,176 remain available as of March 29, 2020.

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

A summary of stock-based compensation activities during the three months ended March 29, 2020 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 29, 2019	1,998.8	148.5	32.8	28.4
Granted	137.0	72.0	0.3	16.9
Exercised/Vested/Settled	(265.6)	(41.4)	—	—
Expired or forfeited	(15.2)	(4.3)	—	(1.1)
Outstanding as of March 29, 2020	1,855.0	174.8	33.1	44.2

The weighted average grant date fair value of awards granted during the three months ended March 29, 2020 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$26.04
RSUs	$101.77
DSUs	$70.12
PSUs	$101.87

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended	Three Months Ended
	March 29, 2020	March 31, 2019
Stock options	$1.2	$1.1
RSUs	0.9	0.5
DSUs	0.2	0.1
PSUs	0.2	0.1
Total stock-based compensation	$2.5	$1.8

A summary of unrecognized stock-based compensation expense as of March 29, 2020 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$9.9	2.75
RSUs	$12.1	3.28
DSUs	$0.3	1.29
PSUs	$2.5	2.42

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	March 29, 2020	December 29, 2019
ABL facility	$213.1	$92.8
Term loan facility	440.7	441.8
Total gross long-term debt	653.8	534.6
Less: unamortized debt issuance costs and discounts on debt	(9.2)	(9.7)
Total debt	$644.6	$524.9
Less: current portion	(4.5)	(4.5)
Total long-term debt	$640.1	$520.4

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $155.0 million and $263.4 million as of March 29, 2020 and December 29, 2019, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances ranged from 2.86% to 3.50% as of March 29, 2020 and was 3.21% as of December 29, 2019, respectively. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of March 29, 2020 and December 29, 2019, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of March 29, 2020, the Company is in compliance with all of the ABL Facility covenants.
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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 4.36% at March 29, 2020.

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants, which fully restrict retained earnings of the Borrowers. The negative covenants are limited to the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments, lines of business, and limitations on certain actions of the parent borrower. The negative covenants are subject to the customary exceptions.
The Term Loan Facility is payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche E Term Loans until the maturity date. In addition, the Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of March 29, 2020, the Company is in compliance with all of the Term Loan Facility covenants.
During the three months ended March 29, 2020, the Company incurred total interest expense of $7.7 million. Of this total, $6.9 million related to interest on the ABL Facility and the Term Loan Facility for the three months ended March 29, 2020. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.5 million for the three months ended March 29, 2020. The remaining $0.3 million of interest is primarily related to interest attributable to finance leases for the three months ended March 29, 2020.

During the three months ended March 31, 2019, the Company incurred total interest expense of $9.0 million. Of this total, $7.9 million related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Sixth Amendment of the ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.4 million were written off to expense and new debt fees and issuance costs of $0.9 million were capitalized during the three months ended March 31, 2019. Amortization expense related to debt issuance costs and discounts were $0.5 million. The remaining $0.2 million interest expense primarily related to interest attributable to finance leases.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 43.5% for the three months ended March 29, 2020 and 28.5% for the three months ended March 31, 2019. The beneficial change in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $5.5 million for the three months ended March 29, 2020 and $0.8 million for the three months ended March 31, 2019. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended March 29, 2020 and March 31, 2019, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.6 million and $3.6 million as of March 29, 2020 and December 29, 2019, respectively. The Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.2 million and $1.2 million as of March 29, 2020 and December 29, 2019, respectively.
Letters of credit: As of March 29, 2020 and December 29, 2019, outstanding letters of credit were $6.9 million and $5.3 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

For the three months ended March 29, 2020 and March 31, 2019, the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended
	March 29, 2020	March 31, 2019
Weighted average potential common shares excluded because anti-dilutive
Employee stock options and RSUs	2,099,487	2,720,452

Note 13. Subsequent Events

On April 1, 2020, the Company borrowed approximately $100 million under the ABL Facility, resulting in approximately $319 million outstanding. The Company elected to borrow such amount as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. The Company currently does not have plans to deploy these new funds other than seasonal investments in working capital. Borrowings under the ABL Facility are scheduled to mature on February 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included herein and in the Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

Impact of COVID-19 on Our Business

With the global outbreak of the novel coronavirus, COVID-19, and the declaration of a pandemic by the World Health Organization on March 11, 2020, we are keeping the safety of our associates, customers, and suppliers as our top priority while striving to continue to deliver quality products and exceptional service to our customers and communities. We are monitoring developments and following appropriate recommendations from health and government authorities while proactively seeking to implement safe behaviors, minimize potential exposures, and facilitate safe and healthy environments in our branches and other facilities.

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to negatively affect our business. As of the date of this Quarterly Report, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 response that have or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limitations on the ability of carriers to deliver our products to our branches and customers; limitations on the ability of our customers to conduct their business and purchase our products and services; decreased demand for our customers’ services; and limitations on the ability of our customers to pay us on a timely basis. While our branches and other facilities continue to operate, the COVID-19 pandemic and accompanying economic disruption have negatively impacted sales beginning at the end of the first quarter. We have experienced a decline in Organic Daily Sales of approximately 11% in April 2020 compared to the same period of 2019 as of the date of this filing. The decline has been consistent from the last week of the first quarter. We expect this trend to continue in the near-term given government mandated COVID-19 related restrictions and anticipate an improvement in demand when restrictions are eased and the COVID-19 pandemic and associated economic impacts moderate.

In response to the negative sales trend, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, furloughing employees, and limiting discretionary spending. We have reduced and paused anticipated spending on capital investment projects, including the postponement of pending acquisitions, without sacrificing significant long-term growth or market opportunities.

Although there have been operational and other challenges to date, as well as lower sales at the end of the first quarter through the date of this filing, there has been no material adverse impact on our first quarter 2020 results of operations. We currently believe we have sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of approximately $177 million as of March 29, 2020, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). In addition, on April 1, 2020, we borrowed approximately $100 million on our ABL Facility to enhance our cash position and increase our financial flexibility should market conditions continue to deteriorate. As of April 27, 2020, we have approximately $122 million of cash on hand and approximately

$47 million in available capacity under our ABL Facility.  In addition, we have no debt maturities under our credit facilities until 2024.

We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to provide this update on our Company, how our response to COVID-19 is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses.  The situation surrounding COVID-19 remains fluid and the potential for a material impact to our Company increases the longer the virus impacts the level of economic activity in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity. See Part II, Item 1A. - “Risk Factors”, for a discussion of risks which could have a material adverse effect on our operations and financial results.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively.
The discussion of our financial condition is presented for the three months ended March 29, 2020, which included 13 weeks and 65 Selling Days, and the three months ended March 31, 2019, which included 13 weeks and 64 Selling Days. “Selling Days” are defined below within the Key Business and Performance Metrics section.
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
Non-GAAP Selling Days. Selling Days are defined as business days, excluding Saturdays, Sundays and holidays, that our branches are open during the year. Depending upon the location and the season, our branches may be open on Saturdays and Sundays; however, for consistency, those days have been excluded from the calculation of Selling Days.
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
Industry and Key Economic Conditions
Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods, and landscape accessories, for use in the construction of newly built homes, commercial buildings, and recreational spaces. The landscape distribution industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, home sales, and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape supply industry also includes a significant amount of agronomics products such as fertilizer, herbicides, and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.
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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2019 fiscal year:

•
In March 2020, we acquired the assets and assumed the liabilities of Big Rock Natural Stone and Hardscapes, Inc. (“Big Rock”). With one location in the greater Greenville, South Carolina market, Big Rock is a distributor of hardscapes and landscape supplies to landscape professionals.

•
In January 2020, we acquired the assets and assumed the liabilities of The Garden Dept. Corp. (“Garden Dept.”). With three locations in the greater Long Island, New York market, Garden Dept. is a distributor of nursery and landscape supplies to landscape professionals.

•
In January 2020, we acquired the assets and assumed the liabilities of Empire Supplies (“Empire”). With three locations in the greater Newark-Union, New Jersey market, Empire is a distributor of hardscapes and landscape supplies to landscape professionals.

•
In January 2020, we acquired the assets and assumed the liabilities of Wittkopf Landscape Supply (“Wittkopf”). With two locations in the Spokane Valley, Washington market, Wittkopf is a distributor of hardscapes and landscape supplies to landscape professionals.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended March 29, 2020 and March 31, 2019.

(In millions)
Consolidated Statements of Operations

	Three Months Ended
	March 29, 2020		March 31, 2019
Net sales	$459.8	100.0%	$417.3	100.0%
Cost of goods sold	317.0	68.9%	287.3	68.8%
Gross profit	142.8	31.1%	130.0	31.2%
Selling, general and administrative expenses	167.1	36.3%	155.8	37.3%
Other income	1.0	0.2%	1.1	0.3%
Operating loss	(23.3)	(5.1)%	(24.7)	(5.9)%
Interest and other non-operating expenses, net	7.7	1.7%	9.0	2.2%
Income tax benefit	(13.5)	(2.9)%	(9.6)	(2.3)%
Net loss	$(17.5)	(3.8)%	$(24.1)	(5.8)%
Net sales
Net sales increased 10% to $459.8 million for the three months ended March 29, 2020 compared to $417.3 million for the three months ended March 31, 2019. Organic Daily Sales increased 5% in the first quarter of 2020 compared to the prior year period. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 9% in the first quarter of 2020 compared to the prior year period due to favorable weather and strong demand in our end markets. Organic Daily Sales for agronomics products (fertilizer, control products, ice melt, and equipment) decreased 1% in the first quarter of 2020 compared to the prior year period due to a decline in the sales of ice melt and associated equipment attributable to a warmer winter. Acquisitions contributed $20.7 million, or 5%, to the first quarter 2020 Net sales growth.
 Cost of goods sold
Cost of goods sold increased 10% to $317.0 million for the three months ended March 29, 2020 compared to $287.3 million for the three months ended March 31, 2019. The increase in Cost of goods sold for the first quarter of 2020 was primarily attributable to Net sales growth, including acquisitions.
Gross profit and gross margin
Gross profit increased 10% to $142.8 million for the three months ended March 29, 2020 compared to $130.0 million for the three months ended March 31, 2019. Gross profit growth for the first quarter of 2020 was driven by Net sales growth, including acquisitions. Gross margin decreased 10 basis points to 31.1% for the first quarter of 2020 as compared to 31.2% for the first quarter of 2019. Gross margin in the first quarter of 2019 compared to the first quarter of 2020 benefitted from the strategic inventory buys ahead of price increases.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 7% to $167.1 million for the three months ended March 29, 2020 compared to $155.8 million for the three months ended March 31, 2019. The increase in the first quarter of 2020 was primarily due to the additional operating expenses from acquisitions. SG&A as a percentage of Net sales decreased 100 basis points to 36.3% for the three months ended March 29, 2020 compared to 37.3% for the three months ended March 31, 2019. The decrease in SG&A as a percentage of Net sales was primarily attributable to solid Organic Sales growth combined with good expense management. Depreciation and amortization expense increased $0.9 million to $16.3 million for the three months ended March 29, 2020 compared to $15.4 million for the three months ended March 31, 2019. The increase in depreciation and amortization in the first quarter of 2020 was primarily attributable to acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $1.3 million to $7.7 million for the three months ended March 29, 2020 compared to $9.0 million for the three months ended March 31, 2019. The decrease in interest expense in the quarter primarily reflected a lower interest rate and lower average outstanding debt balance over the first three months of 2020 compared to the same period of 2019.
Income tax benefit
Income tax benefit was $13.5 million for the three months ended March 29, 2020 compared to $9.6 million for the three months ended March 31, 2019. The effective tax rate was 43.5% for the three months ended March 29, 2020 compared to 28.5% for the three months ended March 31, 2019. The beneficial change in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Consolidated Statements of Operations. Excess tax benefits of $5.5 million were recognized for the three months ended March 29, 2020 compared to $0.8 million for the three months ended March 31, 2019.
Net loss
Net loss decreased $6.6 million to $17.5 million for the three months ended March 29, 2020 compared to $24.1 million for the three months ended March 31, 2019. The decrease in Net loss was primarily attributable to solid sales growth and the increased Income tax benefit discussed above.

Quarterly Results of Operations Data
The following tables set forth certain financial data for each of the most recent eight fiscal quarters including our unaudited Net sales, Cost of goods sold, Gross profit, Selling, general and administrative expenses, Net income (loss), and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to Net income (loss)). We have prepared the quarterly data on a basis that is consistent with the financial statements included in this Quarterly Report on Form 10-Q. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions, except per share information and percentages)
	2020	2019				2018
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2

Net sales	$459.8	$535.0	$652.8	$752.4	$417.3	$474.6	$578.5	$687.8
Cost of goods sold	317.0	365.0	437.6	494.4	287.3	325.9	387.5	457.9
Gross profit	142.8	170.0	215.2	258.0	130.0	148.7	191.0	229.9
Selling, general and administrative expenses	167.1	166.8	165.0	166.7	155.8	150.1	151.8	145.2
Other income	1.0	1.2	2.3	1.4	1.1	2.0	2.3	1.1
Operating income (loss)	(23.3)	4.4	52.5	92.7	(24.7)	0.6	41.5	85.8
Interest and other non-operating expenses	7.7	7.5	8.2	8.7	9.0	8.3	9.2	8.0
Income tax (benefit) expense	(13.5)	(5.6)	9.7	19.3	(9.6)	(5.6)	2.4	14.7
Net income (loss)	$(17.5)	$2.5	$34.6	$64.7	$(24.1)	$(2.1)	$29.9	$63.1
Net income (loss) per common share:
Basic	$(0.42)	$0.06	$0.84	$1.57	$(0.59)	$(0.05)	$0.74	$1.56
Diluted	$(0.42)	$0.06	$0.81	$1.52	$(0.59)	$(0.05)	$0.70	$1.48
Adjusted EBITDA(1)	$(3.6)	$22.2	$70.5	$114.3	$(5.9)	$18.1	$60.0	$103.0
Net sales as a percentage of annual Net sales		22.7%	27.7%	31.9%	17.7%	22.4%	27.4%	32.6%
Gross profit as a percentage of annual Gross profit		22.0%	27.8%	33.4%	16.8%	21.9%	28.2%	33.9%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		11.0%	35.1%	56.8%	(2.9)%	10.3%	34.1%	58.5%
_____________________________________

(1)
In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Quarterly Report on Form 10-Q to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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
The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions)
	2020	2019				2018
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported Net income (loss)	$(17.5)	$2.5	$34.6	$64.7	$(24.1)	$(2.1)	$29.9	$63.1
Income tax (benefit) expense	(13.5)	(5.6)	9.7	19.3	(9.6)	(5.6)	2.4	14.7
Interest expense, net	7.7	7.5	8.2	8.7	9.0	8.3	9.2	8.0
Depreciation and amortization	16.3	14.8	14.6	14.7	15.4	14.0	14.1	12.5
EBITDA	(7.0)	19.2	67.1	107.4	(9.3)	14.6	55.6	98.3
Stock-based compensation(a)	2.5	2.0	2.5	5.4	1.8	1.8	1.9	2.1
(Gain) loss on sale of assets(b)	0.1	0.1	0.1	—	0.1	(0.1)	(0.3)	0.1
Financing fees(c)	—	—	—	—	—	0.1	0.7	—
Acquisitions and other adjustments(d)	0.8	0.9	0.8	1.5	1.5	1.7	2.1	2.5
Adjusted EBITDA(e)	$(3.6)	$22.2	$70.5	$114.3	$(5.9)	$18.1	$60.0	$103.0
_____________________________________

(a)	Represents stock-based compensation expense recorded during the period.

(b)	Represents any gain or loss associated with the sale of assets not in the ordinary course of business.

(c)	Represents fees associated with our debt refinancing and debt amendments.

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

(e)	Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

	2020	2019
	Qtr 1	Qtr 1
Reported Net sales	$459.8	$417.3
Organic Sales(a)	434.8	413.0
Acquisition contribution(b)	25.0	4.3
Selling Days	64	64
Organic Daily Sales	$6.8	$6.5
_____________________________________

(a)	Organic Sales equal Net sales less Net sales from branches acquired in 2019 and 2020.

(b)
Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2020 Fiscal Year. Includes Net sales from branches acquired in 2019 and 2020.

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
Our borrowing base capacity under the ABL Facility was $155.0 million as of March 29, 2020, after giving effect to approximately $213.1 million of revolving credit loans under the ABL Facility, an increase of $120.3 million from $92.8 million of revolving credit loans as of December 29, 2019. As of March 29, 2020, we had total cash and cash equivalents of $22.0 million, total gross long-term debt of $653.8 million and finance leases of $27.6 million.
Working capital was $520.8 million as of March 29, 2020, an increase of $65.8 million as compared to $455.0 million as of December 29, 2019. The change in working capital reflects an increase in inventory and accounts receivable due to seasonal fluctuations of our business and additions from new acquisitions.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Three Months Ended
	March 29, 2020	March 31, 2019
Net cash provided by (used in):
Operating activities	$(65.6)	$(48.5)
Investing activities	$(50.7)	$(19.2)
Financing activities	$119.6	$71.4
Cash flow used in operating activities

Net cash used in operating activities for the three months ended March 29, 2020 was $65.6 million compared to net cash used in operating activities of $48.5 million for the three months ended March 31, 2019. The increase was primarily due to the working capital build in preparation for our spring selling season.

Cash flow used in investing activities

Net cash used in investing activities was $50.7 million for the three months ended March 29, 2020 compared to $19.2 million for the three months ended March 31, 2019. The increase reflected higher acquisition investment during the first three months of 2020 compared to the same period of 2019.

Capital expenditures were $4.6 million for the first three months of 2020, compared to $6.4 million for the first three months of 2019 due to lower investment in expenditures for material handling equipment used at our branches.
Cash flow provided by financing activities
Net cash provided by financing activities was $119.6 million for the three months ended March 29, 2020 compared to $71.4 million for the three months ended March 31, 2019. The increase primarily reflected higher borrowings to fund investments in acquisitions and lower operating cash flows during the three months ended March 29, 2020 compared to the same period of 2019.

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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 4.36% at March 29, 2020.

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

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, providing for an ABL Facility in the amount of up to $375.0 million. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances ranged from 2.86% to 3.50% as of March 29, 2020 and was 3.21% as of December 29, 2019, respectively. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of March 29, 2020 and December 29, 2019, respectively. As of March 29, 2020, the outstanding balance on the ABL Facility was $213.1 million with a maturity date of February 1, 2024.

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
Subsequent Events

As previously discussed, on April 1, 2020, we borrowed approximately $100 million under the ABL Facility, resulting in approximately $319 million outstanding. We have approximately $47 million in available capacity under the ABL Facility and approximately $122 million of cash on hand as of April 27, 2020. We elected to borrow such amount as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. We currently do not have plans to deploy these new funds other than seasonal investments in working capital.

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
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. We entered into various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the Term Loan Facility. For additional information refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” in the notes to the consolidated financial statements.
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

Contractual Obligations and Commitments
The following table presents our contractual obligations as of March 29, 2020, related to our long-term debt. The changes during the three months ended March 29, 2020 as compared to December 29, 2019 reflected increased borrowings and decreased interest rates. The table does not include the borrowing under the ABL Facility on April 1, 2020.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current maturities(1)	$653.8	$5.6	$8.9	$639.3	$—
Interest on long-term debt(2)	123.4	29.7	57.0	36.7	—
___________________________________

(1)
For additional information refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $9.2 million.

(2)
The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of March 29, 2020. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of March 29, 2020. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are: revenue recognition, sales incentives, inventory valuation, acquisitions, and goodwill and other indefinite-lived intangible assets, lease recognition, and stock-based compensation. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent Annual Report.

Recently Issued and Adopted Accounting Pronouncements
Refer to “Note 1. Nature of Business and Significant Accounting Policies” in the notes to the consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
Refer to “Note 1. Nature of Business and Significant Accounting Policies” in the notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, except for the addition of the following risk factor.

The COVID-19 pandemic has had, and may continue to have, negative impacts on our business and the business of our customers and suppliers.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business and those of our customers and suppliers. The present COVID-19 pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities impose mandatory business closures, “stay-at-home” or “shelter-in-place” orders, and social distancing protocols, and seek voluntary facility closures or impose other restrictions. These actions could materially adversely affect our ability to adequately staff, manage, and maintain our operations, impair our ability to sustain sufficient financial liquidity, and impact our financial results. The effects of the COVID-19 pandemic may also include the disruption or closure of our customers’ and/or suppliers’ facilities and supply chains, which could materially and adversely impact demand for our products, our ability to obtain or deliver inventory and our ability to collect accounts receivable as customers and suppliers face higher liquidity and solvency risks. While our branches and other facilities have been able to continue to operate under applicable federal, state, and local orders, government mandates in certain jurisdictions have prohibited or limited our customers’ operations, negatively impacting sales at the end of the first quarter of fiscal 2020 and may negatively impact sales until the COVID-19 pandemic moderates. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19, among other things: limit the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limit the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limit the ability of carriers to deliver our products to our branches and customers; limit the ability of our customers to conduct their business and purchase our products and services; decrease demand for our customers’ services; limit the ability of our customers to pay us on a timely basis; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to operate in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the potential impact and the future performance of our business. Accordingly, the anticipated negative financial impact to our operating results cannot be reasonably estimated at this time, but could be material and last for an extended period of time.

Item 6. Exhibits.

Exhibit Number	Description

10.1†	Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan

10.2†	Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan

10.3†	Form of Performance Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

______________

† Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	April 29, 2020	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)