Form 10-Q
period 2020-06-28
SiteOne Landscape Supply, Inc.
filed 2020-07-29
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of July 24, 2020
Common Stock, $0.01 par value per share	42,005,352

Regarding Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors that could cause our business not to develop as we expect may emerge from time to time and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•the potential negative impact of the ongoing COVID-19 pandemic (which, among other things, may exacerbate each of the risks listed below);
•economic downturn or recession;
•cyclicality in residential and commercial construction markets;
•general economic and financial conditions;
•weather conditions, seasonality and availability of water to end-users;
•public perceptions that our products and services are not environmentally friendly;
•competitive industry pressures;
•cybersecurity incidents including the July 2020 ransomware attack;
•product shortages and the loss of key suppliers;
•product price fluctuations;
•ability to pass along product cost increases;
•inventory management risks;
•ability to implement our business strategies and achieve our growth objectives;
•acquisition and integration risks;
•increased operating costs;
•risks associated with our large labor force (including work stoppages due to COVID-19);
•retention of key personnel;
•construction defect and product liability claims;
•impairment of goodwill;
•adverse credit and financial markets events and conditions (which have worsened and may continue to worsen as a result of the ongoing COVID-19 pandemic);
•credit sale risks;
•performance of individual branches;
•environmental, health and safety laws and regulations;
•hazardous materials and related materials;
•laws and government regulations applicable to our business that could negatively impact demand for our products;
•computer data processing systems;
•security of personal information about our customers;
•intellectual property and other proprietary rights;
•the possibility of securities litigation;
•unanticipated changes in our tax provisions;
•our substantial indebtedness and our ability to obtain financing in the future;
•increases in interest rates;
•risks related to our common stock;
•terrorism or the threat of terrorism; and
•risks related to other factors discussed in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	June 28, 2020	December 29, 2019
Current assets:
Cash and cash equivalents	$163.8	$19.0
Accounts receivable, net of allowance for doubtful accounts of $8.0 and $8.3, respectively	332.7	283.4
Inventory, net	465.5	427.1
Income tax receivable	—	7.0
Prepaid expenses and other current assets	31.4	29.3
Total current assets	993.4	765.8

Property and equipment, net (Note 5)	111.9	104.9
Operating lease right-of-use assets, net (Note 7)	235.7	231.0
Goodwill (Note 6)	205.9	181.3
Intangible assets, net (Note 6)	155.7	150.6
Deferred tax assets	1.6	1.9
Other assets	6.9	7.8
Total assets	$1,711.1	$1,443.3

Liabilities and Equity
Current liabilities:
Accounts payable	$239.0	$162.2
Current portion of finance leases (Note 7)	8.8	6.7
Current portion of operating leases (Note 7)	50.5	48.6
Accrued compensation	37.5	39.7
Long-term debt, current portion (Note 9)	4.5	4.5
Income tax payable	2.4	—
Accrued liabilities	66.9	49.1
Total current liabilities	409.6	310.8

Other long-term liabilities	18.7	13.2
Finance leases, less current portion (Note 7)	21.7	16.2
Operating leases, less current portion (Note 7)	190.1	186.3
Deferred tax liabilities	3.4	3.2
Long-term debt, less current portion (Note 9)	605.3	520.4
Total liabilities	1,248.8	1,050.1

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 41,998,876 and 41,591,727 shares issued, and 41,977,965 and 41,570,816 shares outstanding at June 28, 2020 and December 29, 2019, respectively	0.4	0.4
Additional paid-in capital	273.0	261.5
Retained earnings	199.4	137.8
Accumulated other comprehensive loss	(10.5)	(6.5)
Total equity	462.3	393.2
Total liabilities and equity	$1,711.1	$1,443.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Net sales	$817.7	$752.4	$1,277.5	$1,169.7
Cost of goods sold	531.6	494.4	848.6	781.7
Gross profit	286.1	258.0	428.9	388.0

Selling, general and administrative expenses	175.0	166.7	342.1	322.5
Other income	1.2	1.4	2.2	2.5
Operating income	112.3	92.7	89.0	68.0

Interest and other non-operating expenses, net	7.6	8.7	15.3	17.7
Income before taxes	104.7	84.0	73.7	50.3
Income tax expense	25.6	19.3	12.1	9.7
Net income	$79.1	$64.7	61.6	40.6

Net income per common share:
Basic	$1.89	$1.57	$1.47	$0.99
Diluted	$1.83	$1.52	$1.43	$0.95
Weighted average number of common shares outstanding:
Basic	41,950,914	41,099,329	41,858,615	41,031,776
Diluted	43,114,035	42,687,841	43,081,617	42,607,074
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Net income	$79.1	$64.7	$61.6	$40.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.4	0.3	(0.5)	0.5
Unrealized gain (loss) on interest rate swaps, net of taxes of $(0.1), $1.3, $1.1, and $2.1, respectively	0.3	(3.8)	(3.5)	(6.0)
Total other comprehensive income (loss)	0.7	(3.5)	(4.0)	(5.5)
Comprehensive income	$79.8	$61.2	$57.6	$35.1
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net loss	—	—	—	(24.1)	—	(24.1)
Other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Issuance of common shares under stock-based compensation plan	89.4	—	0.2	—	—	0.2
Stock-based compensation	—	—	1.8	—	—	1.8
Balance at March 31, 2019	40,979.5	$0.4	$244.1	$36.0	$(2.8)	$277.7
Net income	—	—	—	64.7	—	64.7
Other comprehensive loss	—	—	—	—	(3.5)	(3.5)
Issuance of common shares under stock-based compensation plan	219.9	—	2.3	—	—	2.3
Stock-based compensation	—	—	5.4	—	—	5.4
Balance at June 30, 2019	41,199.4	$0.4	$251.8	$100.7	$(6.3)	$346.6

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net loss	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss	—	—	—	—	(4.7)	(4.7)
Issuance of common shares under stock-based compensation plan	291.6	—	4.0	—	—	4.0
Stock-based compensation	—	—	2.5	—	—	2.5
Balance at March 29, 2020	41,862.4	$0.4	$268.0	$120.3	$(11.2)	$377.5
Net income	—	—	—	79.1	—	79.1
Other comprehensive income	—	—	—	—	0.7	0.7
Issuance of common shares under stock-based compensation plan	115.6	—	2.2	—	—	2.2
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at June 28, 2020	41,978.0	$0.4	$273.0	$199.4	$(10.5)	$462.3

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income	$61.6	$40.6
Adjustments to reconcile Net income to net cash provided by (used in) operating activities:
Amortization of finance lease right-of-use assets and depreciation	14.2	12.8
Stock-based compensation	5.3	7.2
Amortization of software and intangible assets	18.5	17.3
Amortization of debt related costs	1.0	1.0
Loss on extinguishment of debt	—	0.4
Loss on sale of equipment	0.2	0.1
Other	1.2	0.8
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(47.8)	(56.3)
Inventory	(33.0)	(68.5)
Income tax receivable	7.0	9.7
Prepaid expenses and other assets	(1.8)	0.4
Accounts payable	73.7	29.9
Income tax payable	2.4	—
Accrued expenses and other liabilities	16.6	(6.8)
Net Cash Provided By (Used In) Operating Activities	$119.1	$(11.4)

Cash Flows from Investing Activities:
Purchases of property and equipment	(9.5)	(12.7)
Purchases of intangible assets	(1.2)	(0.6)
Acquisitions, net of cash acquired	(45.3)	(35.5)
Proceeds from the sale of property and equipment	0.5	0.4
Net Cash Used In Investing Activities	$(55.5)	$(48.4)

Cash Flows from Financing Activities:
Equity proceeds from common stock	7.7	2.9
Repayments under term loan	(2.2)	(3.4)
Borrowings on asset-based credit facility	285.4	229.2
Repayments on asset-based credit facility	(199.2)	(155.5)
Payments of debt issuance costs	—	(0.9)
Payments on finance lease obligations	(3.9)	(3.3)
Payments of acquisition related contingent obligations	(4.7)	(0.9)
Other financing activities	(1.7)	(0.5)
Net Cash Provided By Financing Activities	$81.4	$67.6

Effect of exchange rate on cash	(0.2)	0.1
Net Change In Cash	144.8	7.9

Cash and cash equivalents:
Beginning	19.0	17.3
Ending	$163.8	$25.2

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	14.3	17.6
Cash paid during the year for income taxes	0.8	1.0
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. As of June 28, 2020, the Company had over 550 branches. Based on the nature of the Company’s products and customers’ business cycles, historically, sales have been significantly higher in the second and third quarters of each fiscal year.

COVID-19 Pandemic

As a result of the ongoing novel coronavirus (or COVID-19) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, and deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the three and six months ended June 28, 2020; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 3, 2021 includes 53 weeks and the fiscal year ended December 29, 2019 includes 52 weeks. The three months ended June 28, 2020 and June 30, 2019 both include 13 weeks. The six months ended June 28, 2020 and June 30, 2019 both include 26 weeks.

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

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Landscaping products(a)	$605.5	$543.0	$925.7	$820.3
Agronomic and other products(b)	212.2	209.4	351.8	349.4
	$817.7	$752.4	$1,277.5	$1,169.7
______________
(a) Landscaping products include irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories.
(b) Agronomic and other products include fertilizer, control products, ice melt, equipment, and other products.

Remaining Performance Obligations
Remaining performance obligations related to Accounting Standards Codification Topic 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the outstanding points balance related to the customer loyalty reward program. The program allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers.
As of June 28, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.3 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of June 28, 2020 and December 29, 2019, contract liabilities were $7.3 million and $6.5 million, respectively, and are included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the six months ended June 28, 2020 is primarily a result of cash payments received in advance of satisfying performance obligations partially offset by the $3.9 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period.
Note 3.  Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of approximately $45.0 million and $34.9 million, and deferred contingent consideration of $6.3 million and $4.7 million for the six months ended June 28, 2020 and June 30, 2019, respectively.

•In March 2020, the Company acquired the assets and assumed the liabilities of Big Rock Natural Stone and Hardscapes, Inc. (“Big Rock”). With one location in the greater Greenville, South Carolina market, Big Rock is a distributor of hardscapes and landscape supplies to landscape professionals.

•In January 2020, the Company acquired the assets and assumed the liabilities of The Garden Dept. Corp. (“Garden Dept.”). With three locations in the greater Long Island, New York market, Garden Dept. is a distributor of nursery and landscape supplies to landscape professionals.

•In January 2020, the Company acquired the assets and assumed the liabilities of Empire Supplies (“Empire”). With three locations in the greater Newark-Union, New Jersey market, Empire is a distributor of hardscapes and landscape supplies to landscape professionals.

•In January 2020, the Company acquired the assets and assumed the liabilities of Wittkopf Landscape Supply (“Wittkopf”). With two locations in the Spokane Valley, Washington market, Wittkopf is a distributor of hardscapes and landscape supplies to landscape professionals.

•In December 2019, the Company acquired the assets and assumed the liabilities of Daniel Stone & Landscaping Supplies, Inc. (“Daniel Stone”). With one location in the greater Austin, Texas market, Daniel Stone is a distributor of hardscapes and landscape supplies to landscape professionals.

•In December 2019, the Company acquired all of the members’ interests of Dirt Doctors, Inc. (“Dirt Doctors”). With three locations in the greater New England market, Dirt Doctors is a distributor of hardscapes and landscape supplies to landscape professionals.

•In September 2019, the Company acquired the assets and assumed the liabilities of Design Outdoor, Inc. (“Design Outdoor”). With one location in the greater Reno/Lake Tahoe, Nevada area, Design Outdoor is a distributor of hardscapes products to landscape professionals.

•In August 2019, the Company acquired the assets and assumed the liabilities of Trendset Concrete Products, Inc. (“Trendset”). With one location in the Greater Seattle, Washington market, Trendset is a distributor of hardscapes products to landscape professionals.

•In July 2019, the Company acquired the assets and assumed the liabilities of L.H. Voss Materials Dublin and its affiliates, Mt. Diablo Landscape Centers and Clark’s Home & Garden (collectively, “Voss”). With five locations across the East Bay in Northern California, Voss is a distributor of hardscapes and landscape supplies to landscape professionals.

•In May 2019, the Company acquired the assets and assumed the liabilities of Stone and Soil Depot, Inc. (“Stone and Soil”). With three locations in the Greater San Antonio, Texas market, Stone and Soil is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In April 2019, the Company acquired the assets and assumed the liabilities of Fisher’s Landscape Depot (“Fisher’s”). With two locations in Western Ontario, Canada, Fisher’s is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In April 2019, the Company acquired the assets and assumed the liabilities of Landscape Depot, Inc. (“Landscape Depot”). With three locations in the Greater Boston, Massachusetts market, Landscape Depot is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In February 2019, the Company acquired the assets and assumed the liabilities of All Pro Horticulture, Inc. (“All Pro”). With one location in Long Island, New York, All Pro is a market leader in the distribution of agronomics and erosion control products to landscape professionals.

•In January 2019, the Company acquired the assets and assumed the liabilities of Cutting Edge Curbing Sand & Rock (“Cutting Edge”). With one location in Phoenix, Arizona, Cutting Edge is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

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

Note 4. Fair Value Measurement and Interest Rate Swaps
Fair value is defined as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The inputs used to measure fair value are prioritized into the following three-tiered value hierarchy:

•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, which are observable either directly or indirectly.
•Level 3: Unobservable inputs for which there is little or no market data.
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

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of June 28, 2020 and December 29, 2019 (in millions):

	Derivative Liabilities
	June 28, 2020		December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$5.3	Accrued liabilities	$2.1
	Other long-term liabilities	6.7	Other long-term liabilities	5.3
Total derivatives		$12.0		$7.4
There were no derivative assets for the respective periods presented.

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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. For the three and six months ended June 28, 2020 and June 30, 2019, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $3.9 million as of June 28, 2020. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and six months ended June 28, 2020 and June 30, 2019 (in millions):

	Three Months Ended
	June 28, 2020			June 30, 2019
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$0.4	Interest and other non-operating expenses, net	$(1.1)	$(5.1)	Interest and other non-operating expenses, net	$0.1

	Six Months Ended
	June 28, 2020			June 30, 2019
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(4.6)	Interest and other non-operating expenses, net	$(1.7)	$(8.1)	Interest and other non-operating expenses, net	$0.2

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

Note 5.  Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	June 28, 2020	December 29, 2019
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	27.5	25.5
Branch equipment	49.8	47.9
Office furniture and fixtures and vehicles:
Office furniture and fixtures	21.0	21.4
Vehicles	32.0	30.2
Finance lease right-of-use assets	57.8	46.3
Tooling	0.1	0.1
Construction in progress	3.7	2.9
Total property and equipment, gross	211.9	194.3
Less: accumulated depreciation and amortization	100.0	89.4
Total property and equipment, net	$111.9	$104.9

Amortization of finance ROU assets and depreciation expense was approximately $7.2 million and $14.2 million for the three and six months ended June 28, 2020, and $6.0 million and $12.8 million for the three and six months ended June 30, 2019, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets as of June 28, 2020 and December 29, 2019 were approximately $11.4 million and $10.9 million, less accumulated amortization of approximately $8.4 million and $7.4 million, respectively. Amortization of these software costs was approximately $0.5 million and $0.5 million for the three months ended June 28, 2020 and June 30, 2019, and $1.1 million and $1.0 million for the six months ended June 28, 2020 and June 30, 2019, respectively.

Note 6.  Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

December 30, 2019
to June 28, 2020
Beginning balance	$181.3
Goodwill acquired during the period	26.0
Goodwill adjusted during the period	(1.4)
Ending balance	$205.9
Additions to goodwill during the six months ended June 28, 2020 related to the acquisitions completed in 2020 as described in Note 3.

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

During the six months ended June 28, 2020, the Company recorded $22.5 million of intangible assets which related to customer relationships, and trademarks and other, primarily as a result of the acquisitions completed in 2020 as described in Note 3 and adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period.

The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		June 28, 2020			December 29, 2019
	Weighted Average Remaining Useful Life (Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.8	$289.2	$140.3	$148.9	$267.9	$124.4	$143.5
Trademarks and other	3.2	18.2	11.4	6.8	17.0	9.9	7.1
Total intangible assets		$307.4	$151.7	$155.7	$284.9	$134.3	$150.6

Amortization expense for intangible assets was approximately $8.7 million and $17.4 million for the three and six months ended June 28, 2020, and $8.2 million and $16.3 million for the three and six months ended June 30, 2019, respectively.

Total future amortization estimated as of June 28, 2020, is as follows (in millions):

Fiscal year ending:
2020 (remainder)	$16.4
2021	28.2
2022	23.1
2023	18.5
2024	14.5
Thereafter	55.0
Total future amortization	$155.7

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Six Months Ended
Lease cost	Classification	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$2.2	$1.7	$4.2	$3.5
Interest on lease liabilities	Interest and other non-operating expenses, net	0.3	0.2	0.6	0.4
Operating lease cost	Cost of goods sold	0.8	0.8	1.6	1.6
Operating lease cost	Selling, general and administrative expenses	16.4	14.5	32.4	29.3
Short-term lease cost	Selling, general and administrative expenses	0.4	0.4	0.8	0.8
Variable lease cost	Selling, general and administrative expenses	0.1	0.3	0.3	0.4
Sublease income	Selling, general and administrative expenses	(0.3)	(0.1)	(0.6)	(0.2)
Total lease cost		$19.9	$17.8	$39.3	$35.8

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
Other information	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.3	$0.2	$0.6	$0.4
Operating cash flows from operating leases	$16.2	$15.4	$32.7	$30.4
Financing cash flows from finance leases	$2.1	$1.6	$3.9	$3.3
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$4.9	$3.5	$11.5	$6.8
Operating leases	$9.8	$23.2	$31.3	$33.8

The aggregate future lease payments for operating and finance leases as of June 28, 2020 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2020 (remainder)	$26.9	$5.0
2021	59.9	9.5
2022	49.4	7.8
2023	38.9	6.1
2024	29.6	3.6
2025	19.8	0.8
Thereafter	75.1	0.1
Total lease payments	299.6	32.9
Less: interest	59.0	2.4
Present value of lease liabilities	$240.6	$30.5

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	June 28, 2020
Weighted-average remaining lease term (years)
Finance leases	3.8
Operating leases	6.9
Weighted-average discount rate
Finance leases	4.3%
Operating leases	5.8%

Note 8.  Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $2.5 million and $5.2 million for the three and six months ended June 28, 2020, respectively, and $2.1 million and $4.7 million for the three and six months ended June 30, 2019, respectively.

The Company’s Omnibus Equity Incentive Plan (the “2016 Plan”), which became effective on April 28, 2016, provides for the grant of awards in the form of stock options, which may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); and other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”) which commenced in May 2014 and terminated upon adoption of the 2016 Plan.  However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan.

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, the 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards, subject to certain exceptions. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, the 2016 Plan, or the Stock Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the 2020 Plan is 2,155,280 shares, of which 2,153,901 remain available as of June 28, 2020.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes options pricing model. The DSUs, RSUs, and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The compensation cost for stock options and RSUs is recognized on a straight-line basis over the requisite vesting period. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.

A summary of stock-based compensation activities during the six months ended June 28, 2020 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 29, 2019	1,998.8	148.5	32.8	28.4
Granted	137.4	75.0	7.9	16.9
Exercised/Vested/Settled	(378.1)	(45.7)	—	—
Expired or forfeited	(15.5)	(4.4)	—	(1.1)
Outstanding as of June 28, 2020	1,742.6	173.4	40.7	44.2

The weighted average grant date fair value of awards granted during the six months ended June 28, 2020 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$26.04
RSUs	$100.92
DSUs	$85.39
PSUs	$101.87

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Stock options	$1.2	$4.1	$2.4	$5.2
RSUs	1.0	0.7	1.9	1.2
DSUs	0.3	0.5	0.5	0.6
PSUs	0.3	0.1	0.5	0.2
Total stock-based compensation	$2.8	$5.4	$5.3	$7.2

A summary of unrecognized stock-based compensation expense as of June 28, 2020 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$8.8	2.58
RSUs	$11.3	3.07
DSUs	$0.6	1.33
PSUs	$2.2	2.18

Note 9.  Long-Term Debt
Long-term debt was as follows (in millions):

	June 28, 2020	December 29, 2019
ABL facility	$179.0	$92.8
Term loan facility	439.5	441.8
Total gross long-term debt	618.5	534.6
Less: unamortized debt issuance costs and discounts on debt	(8.7)	(9.7)
Total debt	$609.8	$524.9
Less: current portion	(4.5)	(4.5)
Total long-term debt	$605.3	$520.4

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $187.3 million and $263.4 million as of June 28, 2020 and December 29, 2019, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rate on outstanding balances was

1.68% as of June 28, 2020 and was 3.21% as of December 29, 2019, respectively. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of June 28, 2020 and December 29, 2019, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of June 28, 2020, the Company is in compliance with all of the ABL Facility covenants.
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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 3.75% at June 28, 2020.

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
The Term Loan Facility is payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche E Term Loans until the maturity date. In addition, the Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of June 28, 2020, the Company is in compliance with all of the Term Loan Facility covenants.
During the three and six months ended June 28, 2020, the Company incurred total interest expense of $7.6 million and $15.3 million, respectively. Of this total, $6.8 million and $13.7 million related to interest on the ABL Facility and the Term Loan Facility for the three and six months ended June 28, 2020, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.5 million and $1.0 million for the three and six months ended June 28, 2020, respectively. The remaining $0.3 million and $0.6 million of interest was primarily related to interest attributable to finance leases for the three and six months ended June 28, 2020, respectively.

During the three and six months ended June 30, 2019, the Company incurred total interest expense of $8.7 million and $17.7 million, respectively. Of this total, $8.0 million and $15.9 million related to interest on the ABL Facility and the Term Loan Facility for the three and six months ended June 30, 2019, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Sixth Amendment of the ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.0 million and $0.4 million were written off to expense and new debt fees and issuance costs of $0.0 million and $0.9 million were capitalized during the three and six months ended June 30, 2019, respectively. Amortization expense related to debt issuance costs and discounts were $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively. The remaining $0.2 million and $0.4 million interest expense for the three and six months ended June 30, 2019, respectively, primarily related to interest attributable to finance leases.
Note 10. Income Taxes

The Company’s effective tax rate was approximately 16.4% for the six months ended June 28, 2020 and 19.3% for the six months ended June 30, 2019. The decrease in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $6.7 million for the six months ended June 28, 2020 and $3.7 million for the six months ended June 30, 2019. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended June 28, 2020 and June 30, 2019, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.6 million and $3.6 million as of June 28, 2020 and December 29, 2019, respectively. The Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.2 million and $1.2 million as of June 28, 2020 and December 29, 2019, respectively.
Letters of credit: As of June 28, 2020 and December 29, 2019, outstanding letters of credit were $8.7 million and $5.3 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

For the three and six months ended June 28, 2020 and June 30, 2019, the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Weighted average potential common shares excluded because anti-dilutive
Employee stock options and RSUs	216,595	595,845	173,188	538,117

Certain of the Company’s employee stock options, RSUs, and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,163,121 and 1,223,002 for the three and six months ended June 28, 2020, and 1,588,512 and 1,575,298 for the three and six months ended June 30, 2019, respectively.

Note 13. Subsequent Events

On July 14, 2020, the Company detected a ransomware attack on its information technology systems. Promptly upon its detection of the attack, the Company launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response professionals. While the Company’s investigation of the incident is ongoing, the Company has implemented a series of containment and remediation measures and taken steps to prevent the ransomware from functioning any further. The Company has recovered all of its critical operational data, and the incident has not had a significant impact on the Company’s business operations or ability to service its customers. Based on the information currently known, the Company does not expect the incident to have a material impact on its business, operations, or financial results. The Company carries insurance, including cyber insurance, commensurate with its size and the nature of its operations. Since detection of the incident, the Company has implemented additional and enhanced measures to reinforce the security of its information technology systems.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included herein and in the Annual Report on Form 10-K for the fiscal year ended December 29, 2019 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020.

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

Impact of COVID-19 on Our Business

With the global outbreak of the novel coronavirus, COVID-19, and the declaration of a pandemic by the World Health Organization on March 11, 2020, we are keeping the safety of our associates, customers, and suppliers as our top priority while striving to continue to deliver quality products and exceptional service to our customers and communities. We continue to monitor developments and follow appropriate recommendations from health and government authorities while proactively implementing safe behaviors, minimizing potential exposures, and facilitating safe and healthy environments in our branches and other facilities.

The ongoing COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to negatively affect our business. As of the date of this Quarterly Report, significant uncertainty remains concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 response that have negatively impacted or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our associates to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limitations on the ability of carriers to deliver our products to our branches and customers; limitations on the ability of our customers to conduct their business and purchase our products and services; decreased demand for our customers’ services; and limitations on the ability of our customers to pay us on a timely basis. While Net sales were negatively affected by shelter-in-place restrictions and declined 3% in April compared to the same period of 2019, our branches and other facilities continued to operate effectively, and we achieved Net sales growth of 9% for the three and six months ended June 28, 2020 compared to the same periods of 2019. Organic Daily Sales growth was 3% for the second quarter of 2020 and 4% for the six months ended June 28, 2020 compared to the same periods of 2019 as a result of solid demand in our end markets. We believe that we remain well positioned for long-term growth.

Although there have been operational and other challenges to date, there has been no material adverse impact on our results of operations for the three and six months ended June 28, 2020. We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of approximately $351 million as of June 28, 2020, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). On April 1, 2020, we borrowed approximately $100 million on our ABL Facility to enhance our cash position and increase our financial flexibility. We subsequently repaid the borrowing during the second quarter and have reduced our total long-term debt outstanding as June 28, 2020 by approximately $19 million compared to second quarter of 2019 ended June 30, 2019. In addition, we have no debt maturities under our credit facilities until 2024.

In response to the uncertainty brought on by the COVID-19 pandemic, we took actions in the second quarter to reduce costs and spending across our organization including a reduction in hiring activities, furloughed associates, and limited discretionary spending. We also reduced capital investment projects, including the postponement of pending acquisitions. We continue to actively monitor the ongoing COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, or local authorities or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the ongoing COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to provide this update on our Company, how our response to COVID-19 is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses. The situation surrounding COVID-19 remains fluid and the potential for a material impact to our Company increases the longer the virus impacts the level of economic activity in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity. See Part II, Item 1A. - “Risk Factors”, for a discussion of risks which could have a material adverse effect on our operations and financial results.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The fiscal year ending January 3, 2021 includes 53 weeks and the fiscal year ended December 29, 2019 includes 52 weeks. The three months ended June 28, 2020 and June 30, 2019 both include 13 weeks. The six months ended June 28, 2020 and June 30, 2019 both include 26 weeks.
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
•In March 2020, we acquired the assets and assumed the liabilities of Big Rock Natural Stone and Hardscapes, Inc. (“Big Rock”). With one location in the greater Greenville, South Carolina market, Big Rock is a distributor of hardscapes and landscape supplies to landscape professionals.

•In January 2020, we acquired the assets and assumed the liabilities of The Garden Dept. Corp. (“Garden Dept.”). With three locations in the greater Long Island, New York market, Garden Dept. is a distributor of nursery and landscape supplies to landscape professionals.

•In January 2020, we acquired the assets and assumed the liabilities of Empire Supplies (“Empire”). With three locations in the greater Newark-Union, New Jersey market, Empire is a distributor of hardscapes and landscape supplies to landscape professionals.

•In January 2020, we acquired the assets and assumed the liabilities of Wittkopf Landscape Supply (“Wittkopf”). With two locations in the Spokane Valley, Washington market, Wittkopf is a distributor of hardscapes and landscape supplies to landscape professionals.

•In December 2019, we acquired the assets and assumed the liabilities of Daniel Stone & Landscaping Supplies, Inc. (“Daniel Stone”). With one location in the greater Austin, Texas market, Daniel Stone is a distributor of hardscapes and landscape supplies to landscape professionals.

•In December 2019, we acquired all of the members’ interests of Dirt Doctors, Inc. (“Dirt Doctors”). With three locations in the greater New England market, Dirt Doctors is a distributor of hardscapes and landscape supplies to landscape professionals.

•In September 2019, we acquired the assets and assumed the liabilities of Design Outdoor, Inc. (“Design Outdoor”). With one location in the greater Reno/Lake Tahoe, Nevada area, Design Outdoor is a distributor of hardscapes products to landscape professionals.

•In August 2019, we acquired the assets and assumed the liabilities of Trendset Concrete Products, Inc. (“Trendset”). With one location in the greater Seattle, Washington market, Trendset is a distributor of hardscapes products to landscape professionals.

•In July 2019, we acquired the assets and assumed the liabilities of L.H. Voss Materials Dublin and its affiliates, Mt. Diablo Landscape Centers and Clark’s Home & Garden (collectively, “Voss”). With five locations across the East Bay in Northern California, Voss is a distributor of hardscapes and landscape supplies to landscape professionals.

•In May 2019, we acquired the assets and assumed the liabilities of Stone and Soil Depot, Inc. (“Stone and Soil”). With three locations in the greater San Antonio, Texas market, Stone and Soil is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In April 2019, we acquired the assets and assumed the liabilities of Fisher’s Landscape Depot (“Fisher’s”). With two locations in Western Ontario, Canada, Fisher’s is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In April 2019, we acquired the assets and assumed the liabilities of Landscape Depot, Inc. (“Landscape Depot”). With three locations in the greater Boston, Massachusetts market, Landscape Depot is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In February 2019, we acquired the assets and assumed the liabilities of All Pro Horticulture, Inc. (“All Pro”). With one location in Long Island, New York, All Pro is a market leader in the distribution of agronomics and erosion control products to landscape professionals.

•In January 2019, we acquired the assets and assumed the liabilities of Cutting Edge Curbing Sand & Rock (“Cutting Edge”). With one location in Phoenix, Arizona, Cutting Edge is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended June 28, 2020 and June 30, 2019.

(In millions)
Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	June 28, 2020		June 30, 2019		June 28, 2020		June 30, 2019
Net sales	$817.7	100.0%	$752.4	100.0%	$1,277.5	100.0%	$1,169.7	100.0%
Cost of goods sold	531.6	65.0%	494.4	65.7%	848.6	66.4%	781.7	66.8%
Gross profit	286.1	35.0%	258.0	34.3%	428.9	33.6%	388.0	33.2%
Selling, general and administrative expenses	175.0	21.4%	166.7	22.2%	342.1	26.8%	322.5	27.6%
Other income	1.2	0.1%	1.4	0.2%	2.2	0.2%	2.5	0.2%
Operating income	112.3	13.7%	92.7	12.3%	89.0	7.0%	68.0	5.8%
Interest and other non-operating expenses, net	7.6	0.9%	8.7	1.2%	15.3	1.2%	17.7	1.5%
Income tax expense	25.6	3.1%	19.3	2.6%	12.1	0.9%	9.7	0.8%
Net income	$79.1	9.7%	$64.7	8.6%	$61.6	4.8%	$40.6	3.5%
Net sales

Net sales increased 9% to $817.7 million for the three months ended June 28, 2020 compared to $752.4 million for the three months ended June 30, 2019. Organic Daily Sales increased 3% in the second quarter of 2020 and increased 4% for the six months ended June 28, 2020, compared to the prior year periods due to solid demand in our end markets partially offset by the negative impact of shelter-in-place restrictions resulting from the COVID-19 pandemic. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 4% in the second quarter of 2020 and 5% for the six months ended June 28, 2020. Landscaping product sales also benefitted from drier weather compared to the prior year periods. Organic Daily Sales for agronomics products (fertilizer, control products, ice melt, and equipment) increased 1% in the second quarter of 2020 and was flat for the six months ended June 28, 2020, compared to the prior year periods. Acquisitions contributed $42.6 million, or 6%, to the Net sales growth for the second quarter of 2020 and $63.3 million, or 5%, to the Net sales growth for the six months ended June 28, 2020.
 Cost of goods sold
Cost of goods sold increased 8% to $531.6 million for the three months ended June 28, 2020 compared to $494.4 million for the three months ended June 30, 2019, and increased 9% to $848.6 million for the six months ended June 28, 2020, compared to $781.7 million for the six months ended June 30, 2019. The increase in Cost of goods sold for the second quarter and the first half of 2020 was primarily attributable to Net sales growth, including acquisitions.

Gross profit and gross margin

Gross profit increased 11% to $286.1 million for the three months ended June 28, 2020 compared to $258.0 million for the three months ended June 30, 2019, and increased 11% to $428.9 million for the six months ended June 28, 2020 compared to $388.0 million for the six months ended June 30, 2019. Gross profit growth for the second quarter of 2020 was driven by Net sales growth, including acquisitions. Gross margin increased 70 basis points to 35.0% for the second quarter of 2020 compared to 34.3% for the second quarter of 2019, and increased 40 basis points to 33.6% for the six months ended June 28, 2020 compared to 33.2% for the six months ended June 30, 2019. The increase in gross margin in both the second quarter and the first half of 2020 was primarily attributable to lower freight costs and contributions from acquisitions which carry higher gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased 5% to $175.0 million for the three months ended June 28, 2020 compared to $166.7 million for the three months ended June 30, 2019, and increased 6% to $342.1 million for the six months ended June 28, 2020, compared to $322.5 million for the six months ended June 30, 2019. The increase in both the second quarter and the first half of 2020 was primarily due to the additional operating expenses from acquisitions. SG&A as a percentage of Net sales decreased 80 basis points to 21.4% for the three months ended June 28, 2020 compared to 22.2% for the three months ended June 30, 2019, and decreased 80 basis points to 26.8% for the six months ended June 28, 2020, compared to 27.6% for the six months ended June 30, 2019. The decrease in SG&A as a percentage of Net sales was primarily due to Organic Sales growth and cost management, including actions taken to reduce spending in response to the COVID-19 pandemic. Depreciation and amortization expense increased $1.7 million to $16.4 million for the three months ended June 28, 2020 compared to $14.7 million for the three months ended June 30, 2019, and increased $2.6 million to $32.7 million for the six months ended June 28, 2020, compared to $30.1 million for the six months ended June 30, 2019. The increase in depreciation and amortization in both the second quarter and the first half of 2020 was primarily attributable to acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $1.1 million to $7.6 million for the three months ended June 28, 2020 compared to $8.7 million for the three months ended June 30, 2019, and decreased $2.4 million to $15.3 million for the six months ended June 28, 2020 compared to $17.7 million for the six months ended June 30, 2019. The decrease in interest expense primarily reflected lower interest rates in both the second quarter and the first half of 2020 compared to the same periods of 2019.
Income tax expense
Income tax expense was $25.6 million for the three months ended June 28, 2020 compared to $19.3 million for the three months ended June 30, 2019, and $12.1 million for the six months ended June 28, 2020 compared to $9.7 million for the six months ended June 30, 2019. The effective tax rate was 24.5% for the three months ended June 28, 2020 compared to 23.0% for the three months ended June 30, 2019, and 16.4% for the six months ended June 28, 2020 compared to 19.3% for the six months ended June 30, 2019. For the three months ended June 28, 2020 compared to the same period of 2019, the increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $1.2 million were recognized for the three months ended June 28, 2020 compared to $2.9 million for the three months ended June 30, 2019. For the six months ended June 28, 2020 compared to the same period of 2019, the decrease in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $6.7 million were recognized for the six months ended June 28, 2020 compared to $3.7 million for the six months ended June 30, 2019.
Net income
Net income increased $14.4 million to $79.1 million for the three months ended June 28, 2020 compared to $64.7 million for the three months ended June 30, 2019, and increased $21.0 million to $61.6 million for the six months ended June 28, 2020 compared to $40.6 million for the six months ended June 30, 2019. The increase in Net income was primarily attributable to sales growth, SG&A leverage, and gross margin improvement.

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

(In millions, except per share information and percentages)
	2020		2019				2018
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3

Net sales	$817.7	$459.8	$535.0	$652.8	$752.4	$417.3	$474.6	$578.5
Cost of goods sold	531.6	317.0	365.0	437.6	494.4	287.3	325.9	387.5
Gross profit	286.1	142.8	170.0	215.2	258.0	130.0	148.7	191.0
Selling, general and administrative expenses	175.0	167.1	166.8	165.0	166.7	155.8	150.1	151.8
Other income	1.2	1.0	1.2	2.3	1.4	1.1	2.0	2.3
Operating income (loss)	112.3	(23.3)	4.4	52.5	92.7	(24.7)	0.6	41.5
Interest and other non-operating expenses	7.6	7.7	7.5	8.2	8.7	9.0	8.3	9.2
Income tax (benefit) expense	25.6	(13.5)	(5.6)	9.7	19.3	(9.6)	(5.6)	2.4
Net income (loss)	$79.1	$(17.5)	$2.5	$34.6	$64.7	$(24.1)	$(2.1)	$29.9
Net income (loss) per common share:
Basic	$1.89	$(0.42)	$0.06	$0.84	$1.57	$(0.59)	$(0.05)	$0.74
Diluted	$1.83	$(0.42)	$0.06	$0.81	$1.52	$(0.59)	$(0.05)	$0.70
Adjusted EBITDA(1)	$132.1	$(3.6)	$22.2	$70.5	$114.3	$(5.9)	$18.1	$60.0
Net sales as a percentage of annual Net sales			22.7%	27.7%	31.9%	17.7%	22.4%	27.4%
Gross profit as a percentage of annual Gross profit			22.0%	27.8%	33.4%	16.8%	21.9%	28.2%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			11.0%	35.1%	56.8%	(2.9)%	10.3%	34.1%
_____________________________________
(1) In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Quarterly Report on Form 10-Q to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

•Adjusted EBITDA is used to test compliance with certain covenants under our long-term debt agreements;
•Adjusted EBITDA is frequently used by securities analysts, investors, and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results;
•Adjusted EBITDA is helpful in highlighting operating trends, because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities, and capital investments;
•we consider (gains) losses on the acquisition, disposal and impairment of assets as resulting from investing decisions rather than ongoing operations; and
•other significant non-recurring items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of our results.

Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to Net income, operating income, or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of Net income has limitations as an analytical tool. For example, this measure:

•does not reflect changes in, or cash requirements for, our working capital needs;
•does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•does not reflect our Income tax (benefit) expense or the cash requirements to pay our income taxes;
•does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and does not reflect any cash requirements for such replacements.
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions)
	2020		2019				2018
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Reported Net income (loss)	$79.1	$(17.5)	$2.5	$34.6	$64.7	$(24.1)	$(2.1)	$29.9
Income tax (benefit) expense	25.6	(13.5)	(5.6)	9.7	19.3	(9.6)	(5.6)	2.4
Interest expense, net	7.6	7.7	7.5	8.2	8.7	9.0	8.3	9.2
Depreciation and amortization	16.4	16.3	14.8	14.6	14.7	15.4	14.0	14.1
EBITDA	128.7	(7.0)	19.2	67.1	107.4	(9.3)	14.6	55.6
Stock-based compensation(a)	2.8	2.5	2.0	2.5	5.4	1.8	1.8	1.9
(Gain) loss on sale of assets(b)	0.1	0.1	0.1	0.1	—	0.1	(0.1)	(0.3)
Financing fees(c)	—	—	—	—	—	—	0.1	0.7
Acquisitions and other adjustments(d)	0.5	0.8	0.9	0.8	1.5	1.5	1.7	2.1
Adjusted EBITDA(e)	$132.1	$(3.6)	$22.2	$70.5	$114.3	$(5.9)	$18.1	$60.0
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
(e) Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

	2020		2019
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Reported Net sales	$817.7	$459.8	$752.4	$417.3
Organic Sales(a)	758.2	434.8	735.5	413.0
Acquisition contribution(b)	59.5	25.0	16.9	4.3
Selling Days	64	64	64	64
Organic Daily Sales	$11.8	$6.8	$11.5	$6.5
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
Our borrowing base capacity under the ABL Facility was $187.3 million as of June 28, 2020, after giving effect to approximately $179.0 million of revolving credit loans under the ABL Facility, an increase of $86.2 million from $92.8 million of revolving credit loans as of December 29, 2019. As of June 28, 2020, we had total cash and cash equivalents of $163.8 million, total gross long-term debt of $618.5 million and finance leases of $30.5 million.
Working capital was $583.8 million as of June 28, 2020, an increase of $128.8 million as compared to $455.0 million as of December 29, 2019. The change in working capital reflected our decision to increase cash on hand to enhance financial flexibility in response to the market uncertainty brought on by the COVID-19 pandemic.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Six Months Ended
	June 28, 2020	June 30, 2019
Net cash provided by (used in):
Operating activities	$119.1	$(11.4)
Investing activities	$(55.5)	$(48.4)
Financing activities	$81.4	$67.6
Cash flow provided by (used in) operating activities

Net cash provided by operating activities for the six months ended June 28, 2020 was $119.1 million compared to net cash used in operating activities of $11.4 million for the six months ended June 30, 2019. The increase was primarily attributable to higher net income and reduced investments in working capital.

Cash flow used in investing activities

Net cash used in investing activities was $55.5 million for the six months ended June 28, 2020 compared to $48.4 million for the six months ended June 30, 2019. The increase reflected higher acquisition investment during the first six months of 2020 compared to the same period of 2019.

Capital expenditures were $9.5 million for the first six months of 2020, compared to $12.7 million for the first six months of 2019 due to less investment in material handling equipment used at our branches.
Cash flow provided by financing activities

Net cash provided by financing activities was $81.4 million for the six months ended June 28, 2020 compared to $67.6 million for the six months ended June 30, 2019. The increase primarily reflected higher borrowings to increase our cash and cash equivalents in response to the COVID-19 pandemic.

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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 3.75% at June 28, 2020.

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants limit the ability of Landscape Holding and Landscape to:

•incur additional indebtedness;
•pay dividends, redeem stock, or make other distributions;
•repurchase, prepay, or redeem subordinated indebtedness;
•make investments;
•create restrictions on the ability of Landscape Holding’s restricted subsidiaries to pay dividends or make other intercompany transfers;
•create liens;
•transfer or sell assets;
•make negative pledges;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of Landscape Holding’s assets;
•conduct, transact, or otherwise engage in businesses or operations at Landscape Holding other than certain specified exceptions relating to its role as a holding company of Landscape and its subsidiaries;
•enter into certain transactions with affiliates; and
•designate subsidiaries as unrestricted subsidiaries.

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, providing for an ABL Facility in the amount of up to $375.0 million. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rate on outstanding balances was 1.68% as of June 28, 2020 and was 3.21% as of December 29, 2019, respectively. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of June 28, 2020 and December 29, 2019, respectively. As of June 28, 2020, the outstanding balance on the ABL Facility was $179.0 million with a maturity date of February 1, 2024.

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

Contractual Obligations and Commitments
The following table presents our contractual obligations as of June 28, 2020, related to our long-term debt. The changes during the six months ended June 28, 2020 as compared to December 29, 2019 reflected increased borrowings and decreased interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current maturities(1)	$618.5	$5.6	$8.9	$604.0	$—
Interest on long-term debt(2)	97.2	26.1	46.5	24.6	—
___________________________________
(1) For additional information refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $8.7 million.
(2) The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of June 28, 2020. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of June 28, 2020. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020, except as follows:

The ongoing COVID-19 pandemic has had, and may continue to have, negative impacts on our business and the business of our customers and suppliers.

The ongoing COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business and those of our customers and suppliers. The ongoing COVID-19 pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities have, and may continue to impose mandatory business closures, “stay-at-home” or “shelter-in-place” orders, and social distancing protocols, and seek voluntary facility closures or impose other restrictions. These actions could materially adversely affect our ability to adequately staff, manage, and maintain our operations, impair our ability to sustain sufficient financial liquidity, and impact our financial results. The effects of the COVID-19 pandemic may also include the disruption or closure of our customers’ and/or suppliers’ facilities and supply chains, which could materially and adversely impact demand for our products, our ability to obtain or deliver inventory and our ability to collect accounts receivable as customers and suppliers face higher liquidity and solvency risks. While our branches and other facilities have been able to continue to operate under applicable federal, state, and local orders, government mandates in certain jurisdictions have prohibited or limited our customers’ operations, negatively impacting sales at the end of the first quarter and the early part of the second quarter of fiscal 2020 and may negatively impact sales in future periods until the COVID-19 pandemic moderates. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

Our business has been negatively impacted, and could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19, among other things: limit the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limit the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limit the ability of carriers to deliver our products to our branches and customers; limit the ability of our customers to conduct their business and purchase our products and services; decrease demand for our customers’ services; limit the ability of our customers to pay us on a timely basis; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to operate in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business.

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

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

While we maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats, there can be no assurance that these efforts will prevent a cyber-attack or other security breach. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because the techniques used change frequently and are generally not detected until after an incident has occurred.

In July 2020, we experienced a ransomware attack on our information technology systems. Our investigation of the ransomware attack is ongoing, and there can be no guarantees that the attack will not lead to the disclosure of customer data, our trade secrets or other intellectual property, or personal information of our employees. There can be no guarantee that the release of any of this information will not have a material adverse effect on our business, reputation, financial condition, and results of operations. In addition, the July 2020 ransomware attack could result in potential claims from customers, associates, shareholders, or regulatory agencies, which could result in significant judgements against us, penalties, and fines. The cost of investigating, mitigating, and responding to potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others, including the July 2020 ransomware attack, could be significant.

We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion, including the July 2020 ransomware attack; however, there can be no assurance that our insurance will adequately protect against potential losses that could adversely affect our business.

Item 6. Exhibits.

Exhibit Number	Description

10.1†	SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2020.

10.2†	Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan.

10.3†	Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan.

10.4†	Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan.

10.5†	Form of Non-Employee Director Deferred Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan.

10.6†	Summary of Non-Employee Director Compensation, as amended and restated on May 13, 2020.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________

† Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	July 29, 2020	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)