Form 10-Q
period 2020-09-27
SiteOne Landscape Supply, Inc.
filed 2020-10-28
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of October 23, 2020
Common Stock, $0.01 par value per share	44,230,980

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	September 27, 2020	December 29, 2019
Current assets:
Cash and cash equivalents	$274.6	$19.0
Accounts receivable, net of allowance for doubtful accounts of $8.0 and $8.3, respectively	322.1	283.4
Inventory, net	475.1	427.1
Income tax receivable	1.7	7.0
Prepaid expenses and other current assets	42.1	29.3
Total current assets	1,115.6	765.8

Property and equipment, net (Note 5)	118.3	104.9
Operating lease right-of-use assets, net (Note 7)	238.5	231.0
Goodwill (Note 6)	215.0	181.3
Intangible assets, net (Note 6)	161.6	150.6
Deferred tax assets	1.6	1.9
Other assets	6.6	7.8
Total assets	$1,857.2	$1,443.3

Liabilities and Equity
Current liabilities:
Accounts payable	$223.1	$162.2
Current portion of finance leases (Note 7)	8.6	6.7
Current portion of operating leases (Note 7)	52.4	48.6
Accrued compensation	47.4	39.7
Long-term debt, current portion (Note 9)	4.5	4.5
Income tax payable	0.9	—
Accrued liabilities	69.1	49.1
Total current liabilities	406.0	310.8

Other long-term liabilities	23.0	13.2
Finance leases, less current portion (Note 7)	30.3	16.2
Operating leases, less current portion (Note 7)	191.3	186.3
Deferred tax liabilities	3.7	3.2
Long-term debt, less current portion (Note 9)	425.7	520.4
Total liabilities	1,080.0	1,050.1

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,233,862 and 41,591,727 shares issued, and 44,212,951 and 41,570,816 shares outstanding at September 27, 2020 and December 29, 2019, respectively	0.4	0.4
Additional paid-in capital	538.4	261.5
Retained earnings	247.6	137.8
Accumulated other comprehensive loss	(9.2)	(6.5)
Total equity	777.2	393.2
Total liabilities and equity	$1,857.2	$1,443.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Net sales	$751.9	$652.8	$2,029.4	$1,822.5
Cost of goods sold	501.8	437.6	1,350.4	1,219.3
Gross profit	250.1	215.2	679.0	603.2

Selling, general and administrative expenses	183.3	165.0	525.4	487.5
Other income	1.8	2.3	4.0	4.8
Operating income	68.6	52.5	157.6	120.5

Interest and other non-operating expenses, net	6.6	8.2	21.9	25.9
Income before taxes	62.0	44.3	135.7	94.6
Income tax expense	13.8	9.7	25.9	19.4
Net income	$48.2	$34.6	$109.8	$75.2

Net income per common share:
Basic	$1.11	$0.84	$2.59	$1.83
Diluted	$1.08	$0.81	$2.52	$1.76
Weighted average number of common shares outstanding:
Basic	43,316,470	41,311,831	42,344,567	41,125,128
Diluted	44,561,488	42,838,975	43,573,559	42,683,090
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Net income	$48.2	$34.6	$109.8	$75.2
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	(0.2)	(0.2)	0.3
Unrealized gain (loss) on interest rate swaps, net of taxes of $(0.3), $0.4, $0.8, and $2.5, respectively	1.0	(0.8)	(2.5)	(6.8)
Total other comprehensive income (loss)	1.3	(1.0)	(2.7)	(6.5)
Comprehensive income	$49.5	$33.6	$107.1	$68.7
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net loss	—	—	—	(24.1)	—	(24.1)
Other comprehensive loss	—	—	—	—	(2.0)	(2.0)
Issuance of common shares under stock-based compensation plan	89.4	—	0.2	—	—	0.2
Stock-based compensation	—	—	1.8	—	—	1.8
Balance at March 31, 2019	40,979.5	$0.4	$244.1	$36.0	$(2.8)	$277.7
Net income	—	—	—	64.7	—	64.7
Other comprehensive loss	—	—	—	—	(3.5)	(3.5)
Issuance of common shares under stock-based compensation plan	219.9	—	2.3	—	—	2.3
Stock-based compensation	—	—	5.4	—	—	5.4
Balance at June 30, 2019	41,199.4	$0.4	$251.8	$100.7	$(6.3)	$346.6
Net income	—	—	—	34.6	—	34.6
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)
Issuance of common shares under stock-based compensation plan	155.0	—	2.0	—	—	2.0
Stock-based compensation	—	—	2.5	—	—	2.5
Balance at September 29, 2019	41,354.4	$0.4	$256.3	$135.3	$(7.3)	$384.7

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net loss	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss	—	—	—	—	(4.7)	(4.7)
Issuance of common shares under stock-based compensation plan	291.6	—	4.0	—	—	4.0
Stock-based compensation	—	—	2.5	—	—	2.5
Balance at March 29, 2020	41,862.4	$0.4	$268.0	$120.3	$(11.2)	$377.5
Net income	—	—	—	79.1	—	79.1
Other comprehensive income	—	—	—	—	0.7	0.7
Issuance of common shares under stock-based compensation plan	115.6	—	2.2	—	—	2.2
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at June 28, 2020	41,978.0	$0.4	$273.0	$199.4	$(10.5)	$462.3
Net income	—	—	—	48.2	—	48.2
Other comprehensive income	—	—	—	—	1.3	1.3
Issuance of common stock in public offering, net of issuance costs	2,150.0	—	261.7	—	—	261.7
Issuance of common shares under stock-based compensation plan	85.0	—	1.1	—	—	1.1
Stock-based compensation	—	—	2.6	—	—	2.6
Balance at September 27, 2020	44,213.0	$0.4	$538.4	$247.6	$(9.2)	$777.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash Flows from Operating Activities:
Net income	$109.8	$75.2
Adjustments to reconcile Net income to net cash provided by (used in) operating activities:
Amortization of finance lease right-of-use assets and depreciation	21.5	18.8
Stock-based compensation	7.9	9.7
Amortization of software and intangible assets	27.5	25.9
Amortization of debt related costs	1.5	1.5
Loss on extinguishment of debt	—	0.4
(Gain) loss on sale of equipment	(0.2)	0.2
Other	1.9	0.6
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(34.6)	(36.1)
Inventory	(35.8)	(56.9)
Income tax receivable	5.3	7.5
Prepaid expenses and other assets	(12.3)	(3.2)
Accounts payable	54.8	19.6
Income tax payable	0.9	—
Accrued expenses and other liabilities	32.5	1.2
Net Cash Provided By Operating Activities	$180.7	$64.4

Cash Flows from Investing Activities:
Purchases of property and equipment	(11.8)	(16.4)
Purchases of intangible assets	(2.3)	(0.9)
Acquisitions, net of cash acquired	(73.5)	(47.3)
Proceeds from the sale of property and equipment	0.7	0.6
Net Cash Used In Investing Activities	$(86.9)	$(64.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	270.8	5.1
Repayments under term loan	(3.4)	(3.4)
Borrowings on asset-based credit facility	285.4	264.9
Repayments on asset-based credit facility	(378.2)	(245.2)
Payments of debt issuance costs	—	(0.9)
Payments on finance lease obligations	(6.2)	(4.8)
Payments of acquisition related contingent obligations	(4.8)	(2.7)
Other financing activities	(1.7)	(0.5)
Net Cash Provided By Financing Activities	$161.9	$12.5

Effect of exchange rate on cash	(0.1)	0.1
Net Change In Cash	255.6	13.0

Cash and cash equivalents:
Beginning	19.0	17.3
Ending	$274.6	$30.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	20.5	23.0
Cash paid during the year for income taxes	17.9	12.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and total assets in Canada for all periods presented. As of September 27, 2020, the Company had over 550 branches. Based on the nature of the Company’s products and customers’ business cycles, historically, sales have been significantly higher in the second and third quarters of each fiscal year.

Stock Offering

On August 3, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), relating to an underwritten public offering of 2,150,000 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”). Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 322,500 shares of Common Stock. The Underwriter did not exercise the option to purchase additional shares of Common Stock. The aggregate proceeds to the Company from the sale of shares of Common Stock in the offering were approximately $262.3 million before expenses of approximately $0.6 million. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include the acquisition of companies or businesses, the repayment and refinancing of debt, working capital and capital expenditures. The offering closed on August 6, 2020.

The shares of Common Stock sold in the offering were issued pursuant to an automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-240295) and the related prospectus that was filed with the Securities and Exchange Commission (“SEC”) on August 3, 2020, and a related prospectus supplement, dated August 3, 2020.

COVID-19 Pandemic

As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, and deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the three and nine months ended September 27, 2020; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company has deferred the payment of qualifying employer payroll taxes which are required to be paid over two years, with 50 percent to be paid by December 31, 2021 and the remainder by December 31, 2022. As of September 27, 2020, the Company deferred $8.0 million of qualifying employer payroll taxes which are included in Other long-term liabilities in the Consolidated Balance Sheets and included in Accrued expenses and other liabilities within Changes in operating assets and liabilities, net of the effects of acquisitions in the Consolidated Statements of Cash Flows.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 29, 2019. The interim period unaudited financial results for the three and nine-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 3, 2021 includes 53 weeks and the fiscal year ended December 29, 2019 includes 52 weeks. The three months ended September 27, 2020 and September 29, 2019 both include 13 weeks. The nine months ended September 27, 2020 and September 29, 2019 both include 39 weeks.

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

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Landscaping products(a)	$550.2	$470.8	$1,475.9	$1,291.1
Agronomic and other products(b)	201.7	182.0	553.5	531.4
	$751.9	$652.8	$2,029.4	$1,822.5
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
As of September 27, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $8.9 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of September 27, 2020 and December 29, 2019, contract liabilities were $8.9 million and $6.5 million, respectively, and are included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the nine months ended September 27, 2020 is primarily a result of cash payments received in advance of satisfying performance obligations partially offset by the $4.7 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of approximately $74.6 million and $46.4 million, and deferred contingent consideration of $7.0 million and $4.7 million for the nine months ended September 27, 2020 and September 29, 2019, respectively.

•In August 2020, the Company acquired all of the outstanding stock of Modern Builders Supply, Inc. (“Modern Builders”). With two locations in the San Diego, Southern Orange County and Inland Empire markets in California, Modern Builders is a distributor of hardscapes and landscape supplies to landscape professionals.

•In August 2020, the Company acquired the assets and assumed the liabilities of Alliance Stone (“Alliance Stone”). With one location in the greater Atlanta, Georgia market, Alliance Stone is a distributor of hardscapes and natural stone to landscape professionals.

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

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of September 27, 2020 and December 29, 2019 (in millions):

	Derivative Liabilities
	September 27, 2020		December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$4.5	Accrued liabilities	$2.1
	Other long-term liabilities	6.2	Other long-term liabilities	5.3
Total derivatives		$10.7		$7.4
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

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. For the three and nine months ended September 27, 2020 and September 29, 2019, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the forward-starting interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $3.3 million as of September 27, 2020. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and nine months ended September 27, 2020 and September 29, 2019 (in millions):

	Three Months Ended
	September 27, 2020			September 29, 2019
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$1.3	Interest and other non-operating expenses, net	$(1.4)	$(1.2)	Interest and other non-operating expenses, net	$—

	Nine Months Ended
	September 27, 2020			September 29, 2019
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(3.3)	Interest and other non-operating expenses, net	$(3.1)	$(9.3)	Interest and other non-operating expenses, net	$0.2

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

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	September 27, 2020	December 29, 2019
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	28.6	25.5
Branch equipment	50.5	47.9
Office furniture and fixtures and vehicles:
Office furniture and fixtures	21.2	21.4
Vehicles	32.1	30.2
Finance lease right-of-use assets	59.6	46.3
Tooling	0.1	0.1
Construction in progress	3.8	2.9
Total property and equipment, gross	215.9	194.3
Less: accumulated depreciation and amortization	97.6	89.4
Total property and equipment, net	$118.3	$104.9

Amortization of finance ROU assets and depreciation expense was approximately $7.3 million and $21.5 million for the three and nine months ended September 27, 2020, and $6.0 million and $18.8 million for the three and nine months ended September 29, 2019, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets as of September 27, 2020 and December 29, 2019 were approximately $11.6 million and $10.9 million, less accumulated amortization of approximately $8.9 million and $7.4 million, respectively. Amortization of these software costs was approximately $0.5 million and $0.5 million for the three months ended September 27, 2020 and September 29, 2019, and $1.6 million and $1.5 million for the nine months ended September 27, 2020 and September 29, 2019, respectively.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

December 30, 2019
to September 27, 2020
Beginning balance	$181.3
Goodwill acquired during the period	35.2
Goodwill adjusted during the period	(1.5)
Ending balance	$215.0
Additions to goodwill during the nine months ended September 27, 2020 related to the acquisitions completed in 2020 as described in Note 3.
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

During the nine months ended September 27, 2020, the Company recorded $36.9 million of intangible assets which related to customer relationships, and trademarks and other, primarily as a result of the acquisitions completed in 2020 as described in Note 3 and adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period.

The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.

The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		September 27, 2020			December 29, 2019
	Weighted Average Remaining Useful Life (Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.8	$302.5	$148.1	$154.4	$267.9	$124.4	$143.5
Trademarks and other	3.3	19.3	12.1	7.2	17.0	9.9	7.1
Total intangible assets		$321.8	$160.2	$161.6	$284.9	$134.3	$150.6

Amortization expense for intangible assets was approximately $8.5 million and $25.9 million for the three and nine months ended September 27, 2020, and $8.1 million and $24.4 million for the three and nine months ended September 29, 2019, respectively.

Total future amortization estimated as of September 27, 2020, is as follows (in millions):

Fiscal year ending:
2020 (remainder)	$8.8
2021	31.0
2022	25.5
2023	20.3
2024	15.8
Thereafter	60.2
Total future amortization	$161.6

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Nine Months Ended
Lease cost	Classification	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$2.4	$1.5	$6.6	$5.0
Interest on lease liabilities	Interest and other non-operating expenses, net	0.3	0.2	0.9	0.6
Operating lease cost	Cost of goods sold	0.7	0.8	2.3	2.4
Operating lease cost	Selling, general and administrative expenses	16.0	15.7	48.4	45.0
Short-term lease cost	Selling, general and administrative expenses	0.5	0.4	1.3	1.2
Variable lease cost	Selling, general and administrative expenses	0.2	0.1	0.5	0.5
Sublease income	Selling, general and administrative expenses	(0.2)	(0.2)	(0.8)	(0.4)
Total lease cost		$19.9	$18.5	$59.2	$54.3

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
Other information	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.3	$0.2	$0.9	$0.6
Operating cash flows from operating leases	$16.4	$15.9	$49.1	$46.3
Financing cash flows from finance leases	$2.3	$1.5	$6.2	$4.8
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$10.8	$4.5	$22.3	$11.3
Operating leases	$16.0	$23.4	$47.3	$57.2

The aggregate future lease payments for operating and finance leases as of September 27, 2020 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2020 (remainder)	$11.0	$2.5
2021	63.6	9.6
2022	52.7	8.9
2023	41.5	8.3
2024	31.9	7.1
2025	22.4	4.1
Thereafter	78.0	1.6
Total lease payments	301.1	42.1
Less: interest	57.4	3.2
Present value of lease liabilities	$243.7	$38.9

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	September 27, 2020
Weighted-average remaining lease term (years)
Finance leases	4.8
Operating leases	6.8
Weighted-average discount rate
Finance leases	3.6%
Operating leases	5.6%

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $2.3 million and $7.5 million for the three and nine months ended September 27, 2020, respectively, and $2.0 million and $6.7 million for the three and nine months ended September 29, 2019, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, the 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards, subject to certain exceptions. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, the 2016 Plan, or the Stock Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the 2020 Plan is 2,155,280 shares, of which 2,152,701 remain available as of September 27, 2020.

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

A summary of stock-based compensation activities during the nine months ended September 27, 2020 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 29, 2019	1,998.8	148.5	32.8	28.4
Granted	138.0	77.4	8.0	16.9
Exercised/Vested/Settled	(462.1)	(47.2)	—	—
Expired or forfeited	(16.3)	(5.1)	—	(1.1)
Outstanding as of September 27, 2020	1,658.4	173.6	40.8	44.2

The weighted average grant date fair value of awards granted during the nine months ended September 27, 2020 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$26.03
RSUs	$101.38
DSUs	$86.14
PSUs	$101.87

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Stock options	$1.1	$1.5	$3.5	$6.7
RSUs	1.0	0.7	2.9	1.9
DSUs	0.2	0.2	0.7	0.8
PSUs	0.3	0.1	0.8	0.3
Total stock-based compensation	$2.6	$2.5	$7.9	$9.7

A summary of unrecognized stock-based compensation expense as of September 27, 2020 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$7.7	2.42
RSUs	$10.5	2.88
DSUs	$0.5	1.12
PSUs	$1.9	1.95

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	September 27, 2020	December 29, 2019
ABL facility	$—	$92.8
Term loan facility	438.4	441.8
Total gross long-term debt	438.4	534.6
Less: unamortized debt issuance costs and discounts on debt	(8.2)	(9.7)
Total debt	$430.2	$524.9
Less: current portion	(4.5)	(4.5)
Total long-term debt	$425.7	$520.4

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $366.3 million and $263.4 million as of September 27, 2020 and December 29, 2019, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances on the ABL Facility as of September 27, 2020. The interest rate on outstanding balances 3.21% as of December 29, 2019. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of September 27, 2020 and December 29, 2019, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of September 27, 2020, the Company is in compliance with all of the ABL Facility covenants.
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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 3.75% at September 27, 2020.

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
The Term Loan Facility is payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche E Term Loans until the maturity date. In addition, the Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of September 27, 2020, the Company is in compliance with all of the Term Loan Facility covenants.
During the three and nine months ended September 27, 2020, the Company incurred total interest expense of $6.6 million and $21.9 million, respectively. Of this total, $6.0 million and $19.7 million related to interest on the ABL Facility and the Term Loan Facility for the three and nine months ended September 27, 2020, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts were $0.5 million and $1.5 million for the three and nine months ended September 27, 2020, respectively. The remaining $0.1 million and $0.7 million of interest expense was primarily related to interest attributable to finance leases for the three and nine months ended September 27, 2020, respectively.

During the three and nine months ended September 29, 2019, the Company incurred total interest expense of $8.2 million and $25.9 million, respectively. Of this total, $7.5 million and $23.4 million related to interest on the ABL Facility and the Term Loan Facility for the three and nine months ended September 29, 2019, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Sixth Amendment of the ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.0 million and $0.4 million were written off to expense and new debt fees and issuance costs of $0.0 million and $0.9 million were capitalized during the three and nine months ended September 29, 2019, respectively. Amortization expense related to debt issuance costs and discounts were $0.5 million and $1.5 million for the three and nine months ended September 29, 2019, respectively. The remaining $0.2 million and $0.6 million interest expense for the three and nine months ended September 29, 2019, respectively, primarily related to interest attributable to finance leases.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 19.1% for the nine months ended September 27, 2020 and 20.5% for the nine months ended September 29, 2019. The decrease in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $8.8 million for the nine months ended September 27, 2020 and $5.9 million for the nine months ended September 29, 2019. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.6 million and $3.6 million as of September 27, 2020 and December 29, 2019, respectively. The Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of approximately $1.2 million and $1.2 million as of September 27, 2020 and December 29, 2019, respectively.
Letters of credit: As of September 27, 2020 and December 29, 2019, outstanding letters of credit were $8.7 million and $5.3 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

For the three and nine months ended September 27, 2020 and September 29, 2019, the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Weighted average potential common shares excluded because anti-dilutive
Employee stock options and RSUs	137,676	266,145	123,532	273,904

Certain of the Company’s employee stock options, RSUs, and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,245,018 and 1,228,992 for the three and nine months ended September 27, 2020, and 1,527,144 and 1,557,962 for the three and nine months ended September 29, 2019, respectively.

Note 13. Subsequent Events

On September 30, 2020, the Company paid down approximately $138.4 million of the Term Loan Facility principal with cash on hand; following the repayment, the aggregate principal amount outstanding was $300.0 million.

On October 1, 2020, the Company acquired the assets and assumed the liabilities of BURNCO Landscape Centres Inc. (“BURNCO”). With 12 locations in three western Canadian provinces of British Columbia, Alberta, and Saskatchewan, BURNCO is a distributor of hardscapes and landscape supplies to landscape professionals.

On October 5, 2020, the Company acquired the assets and assumed the liabilities of Hedberg Supply (“Hedberg”). With two locations in the Twin Cities, Minnesota market, Hedberg is a distributor of hardscapes, nursery, and landscape supplies to landscape professionals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included herein and in the Annual Report on Form 10-K for the fiscal year ended December 29, 2019, the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020, and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2020.

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

Impact of COVID-19 on Our Business

With the global outbreak of the novel coronavirus, COVID-19, and the declaration of a pandemic by the World Health Organization on March 11, 2020, we continue to keep the safety of our associates, customers, and suppliers as our top priority while striving to deliver quality products and exceptional service to our customers and communities. We continue to monitor developments and follow appropriate recommendations from health and government authorities while proactively implementing safe behaviors, minimizing potential exposures, and facilitating safe and healthy environments in our branches and other facilities.

The ongoing COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to negatively affect our business. As of the date of this Quarterly Report, significant uncertainty remains concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 response that have negatively impacted or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our associates to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limitations on the ability of carriers to deliver our products to our branches and customers; limitations on the ability of our customers to conduct their business and purchase our products and services; decreased demand for our customers’ services; and limitations on the ability of our customers to pay us on a timely basis. While Net sales were negatively affected by shelter-in-place restrictions and declined 3% in April compared to the same period of 2019, our branches and other facilities continued to operate effectively, and we achieved Net sales growth of 15% and 11%, respectively, for the three and nine months ended September 27, 2020, compared to the same periods of 2019. Organic Daily Sales growth was 11% for the third quarter of 2020 and 6% for the nine months ended September 27, 2020 compared to the same periods of 2019 as a result of increased demand in our end markets. We believe that we remain well positioned for long-term growth.

Although there have been operational and other challenges to date, there has been no material adverse impact on our results of operations for the three and nine months ended September 27, 2020. We believe we have sufficient liquidity on hand to continue business operations during this volatile period. On August 6, 2020, we completed a public offering of shares of our Common Stock and received approximately $261.7 million of net cash proceeds, further enhancing our cash position and increasing our financial flexibility. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of approximately $641 million as of September 27, 2020, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). In addition, we have no debt maturities under our credit facilities until 2024.

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

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The fiscal year ending January 3, 2021 includes 53 weeks and the fiscal year ended December 29, 2019 includes 52 weeks. The three months ended September 27, 2020 and September 29, 2019 both include 13 weeks. The nine months ended September 27, 2020 and September 29, 2019 both include 39 weeks.
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

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, other non-cash items, financing fees, other fees and expenses related to acquisitions and other non-recurring (income) loss. Refer to “Results of Operations—Quarterly Results of Operations Data” for more information about how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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
•In August 2020, we acquired all of the outstanding stock of Modern Builders Supply, Inc. (“Modern Builders”). With two locations in the San Diego, Southern Orange County and Inland Empire markets in California, Modern Builders is a distributor of hardscapes and landscape supplies to landscape professionals.

•In August 2020, we acquired the assets and assumed the liabilities of Alliance Stone (“Alliance Stone”). With one location in the greater Atlanta, Georgia market, Alliance Stone is a distributor of hardscapes and natural stone to landscape professionals.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended September 27, 2020 and September 29, 2019.

(In millions)
Consolidated Statements of Operations

	Three Months Ended				Nine Months Ended
	September 27, 2020		September 29, 2019		September 27, 2020		September 29, 2019
Net sales	$751.9	100.0%	$652.8	100.0%	$2,029.4	100.0%	$1,822.5	100.0%
Cost of goods sold	501.8	66.7%	437.6	67.0%	1,350.4	66.5%	1,219.3	66.9%
Gross profit	250.1	33.3%	215.2	33.0%	679.0	33.5%	603.2	33.1%
Selling, general and administrative expenses	183.3	24.4%	165.0	25.3%	525.4	25.9%	487.5	26.7%
Other income	1.8	0.2%	2.3	0.4%	4.0	0.2%	4.8	0.3%
Operating income	68.6	9.1%	52.5	8.0%	157.6	7.8%	120.5	6.6%
Interest and other non-operating expenses, net	6.6	0.9%	8.2	1.3%	21.9	1.1%	25.9	1.4%
Income tax expense	13.8	1.8%	9.7	1.5%	25.9	1.3%	19.4	1.1%
Net income	$48.2	6.4%	$34.6	5.3%	$109.8	5.4%	$75.2	4.1%
Net sales

Net sales increased 15% to $751.9 million for the three months ended September 27, 2020 compared to $652.8 million for the three months ended September 29, 2019. Organic Daily Sales increased 11% in the third quarter of 2020 and increased 6% for the nine months ended September 27, 2020, compared to the prior year periods due to increased demand as consumers are spending more time at home and investing in their outdoor living spaces. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 11% in the third quarter of 2020 and 7% for the nine months ended September 27, 2020. Organic Daily Sales for agronomics products (fertilizer, control products, ice melt, and equipment) increased 11% in the third quarter of 2020 and increased 4% for the nine months ended September 27, 2020, compared to the prior year periods. Acquisitions contributed $31.6 million, or 5%, to the Net sales growth for the third quarter of 2020 and $94.9 million, or 5%, to the Net sales growth for the nine months ended September 27, 2020.
 Cost of goods sold
Cost of goods sold increased 15% to $501.8 million for the three months ended September 27, 2020 compared to $437.6 million for the three months ended September 29, 2019, and increased 11% to $1,350.4 million for the nine months ended September 27, 2020, compared to $1,219.3 million for the nine months ended September 29, 2019. The increase in Cost of goods sold for the third quarter and the nine months ended September 27, 2020 was primarily attributable to Net sales growth, including acquisitions.

Gross profit and gross margin

Gross profit increased 16% to $250.1 million for the three months ended September 27, 2020 compared to $215.2 million for the three months ended September 29, 2019, and increased 13% to $679.0 million for the nine months ended September 27, 2020 compared to $603.2 million for the nine months ended September 29, 2019. Gross profit growth for the third quarter of 2020 was driven by Net sales growth, including acquisitions. Gross margin increased 30 basis points to 33.3% for the third quarter of 2020 compared to 33.0% for the third quarter of 2019, and increased 40 basis points to 33.5% for the nine months ended September 27, 2020 compared to 33.1% for the nine months ended September 29, 2019. The increase in gross margin in both the third quarter and the nine months ended September 27, 2020 was primarily attributable to lower freight costs and contributions from acquisitions which carry higher gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased 11% to $183.3 million for the three months ended September 27, 2020 compared to $165.0 million for the three months ended September 29, 2019, and increased 8% to $525.4 million for the nine months ended September 27, 2020, compared to $487.5 million for the nine months ended September 29, 2019. The increase in both the third quarter and the first nine months of 2020 was primarily due to the additional operating expenses from acquisitions. SG&A as a percentage of Net sales decreased 90 basis points to 24.4% for the three months ended September 27, 2020 compared to 25.3% for the three months ended September 29, 2019, and decreased 80 basis points to 25.9% for the nine months ended September 27, 2020, compared to 26.7% for the nine months ended September 29, 2019. The decrease in SG&A as a percentage of Net sales was primarily due to enhanced operating leverage stemming from the strong Organic Sales growth and solid cost management. Depreciation and amortization expense increased $1.7 million to $16.3 million for the three months ended September 27, 2020 compared to $14.6 million for the three months ended September 29, 2019, and increased $4.3 million to $49.0 million for the nine months ended September 27, 2020, compared to $44.7 million for the nine months ended September 29, 2019. The increase in depreciation and amortization in both the third quarter and the nine months ended September 27, 2020 was primarily attributable to acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $1.6 million to $6.6 million for the three months ended September 27, 2020 compared to $8.2 million for the three months ended September 29, 2019, and decreased $4.0 million to $21.9 million for the nine months ended September 27, 2020 compared to $25.9 million for the nine months ended September 29, 2019. The decrease in interest expense primarily reflected lower interest rates and lower average outstanding debt in both the third quarter and the first nine months of 2020 compared to the same periods of 2019.
Income tax expense
Income tax expense was $13.8 million for the three months ended September 27, 2020 compared to $9.7 million for the three months ended September 29, 2019, and $25.9 million for the nine months ended September 27, 2020 compared to $19.4 million for the nine months ended September 29, 2019. The effective tax rate was 22.3% for the three months ended September 27, 2020 compared to 21.9% for the three months ended September 29, 2019, and 19.1% for the nine months ended September 27, 2020 compared to 20.5% for the nine months ended September 29, 2019. Excess tax benefits of $2.1 million were recognized for the three months ended September 27, 2020 compared to $2.2 million for the three months ended September 29, 2019. For the nine months ended September 27, 2020 compared to the same period of 2019, the decrease in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $8.8 million were recognized for the nine months ended September 27, 2020 compared to $5.9 million for the nine months ended September 29, 2019.
Net income
Net income increased $13.6 million to $48.2 million for the three months ended September 27, 2020 compared to $34.6 million for the three months ended September 29, 2019, and increased $34.6 million to $109.8 million for the nine months ended September 27, 2020 compared to $75.2 million for the nine months ended September 29, 2019. The increase in Net income was primarily attributable to sales growth, SG&A leverage, and gross margin improvement.

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

(In millions, except per share information and percentages)
	2020			2019				2018
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4

Net sales	$751.9	$817.7	$459.8	$535.0	$652.8	$752.4	$417.3	$474.6
Cost of goods sold	501.8	531.6	317.0	365.0	437.6	494.4	287.3	325.9
Gross profit	250.1	286.1	142.8	170.0	215.2	258.0	130.0	148.7
Selling, general and administrative expenses	183.3	175.0	167.1	166.8	165.0	166.7	155.8	150.1
Other income	1.8	1.2	1.0	1.2	2.3	1.4	1.1	2.0
Operating income (loss)	68.6	112.3	(23.3)	4.4	52.5	92.7	(24.7)	0.6
Interest and other non-operating expenses	6.6	7.6	7.7	7.5	8.2	8.7	9.0	8.3
Income tax (benefit) expense	13.8	25.6	(13.5)	(5.6)	9.7	19.3	(9.6)	(5.6)
Net income (loss)	$48.2	$79.1	$(17.5)	$2.5	$34.6	$64.7	$(24.1)	$(2.1)
Net income (loss) per common share:
Basic	$1.11	$1.89	$(0.42)	$0.06	$0.84	$1.57	$(0.59)	$(0.05)
Diluted	$1.08	$1.83	$(0.42)	$0.06	$0.81	$1.52	$(0.59)	$(0.05)
Adjusted EBITDA(1)	$87.8	$132.1	$(3.6)	$22.2	$70.5	$114.3	$(5.9)	$18.1
Net sales as a percentage of annual Net sales				22.7%	27.7%	31.9%	17.7%	22.4%
Gross profit as a percentage of annual Gross profit				22.0%	27.8%	33.4%	16.8%	21.9%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				11.0%	35.1%	56.8%	(2.9)%	10.3%
_____________________________________
(1)    In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Quarterly Report on Form 10-Q to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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
The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions)
	2020			2019				2018
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Reported Net income (loss)	$48.2	$79.1	$(17.5)	$2.5	$34.6	$64.7	$(24.1)	$(2.1)
Income tax (benefit) expense	13.8	25.6	(13.5)	(5.6)	9.7	19.3	(9.6)	(5.6)
Interest expense, net	6.6	7.6	7.7	7.5	8.2	8.7	9.0	8.3
Depreciation and amortization	16.3	16.4	16.3	14.8	14.6	14.7	15.4	14.0
EBITDA	84.9	128.7	(7.0)	19.2	67.1	107.4	(9.3)	14.6
Stock-based compensation(a)	2.6	2.8	2.5	2.0	2.5	5.4	1.8	1.8
(Gain) loss on sale of assets and termination of finance leases(b)	(0.4)	0.1	0.1	0.1	0.1	—	0.1	(0.1)
Financing fees(c)	—	—	—	—	—	—	—	0.1
Acquisitions and other adjustments(d)	0.7	0.5	0.8	0.9	0.8	1.5	1.5	1.7
Adjusted EBITDA(e)	$87.8	$132.1	$(3.6)	$22.2	$70.5	$114.3	$(5.9)	$18.1
_____________________________________
(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

	2020			2019
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Reported Net sales	$751.9	$817.7	$459.8	$652.8	$752.4	$417.3
Organic Sales(a)	698.3	758.2	434.8	630.8	735.5	413.0
Acquisition contribution(b)	53.6	59.5	25.0	22.0	16.9	4.3
Selling Days	63	64	64	63	64	64
Organic Daily Sales	$11.1	$11.8	$6.8	$10.0	$11.5	$6.5
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
There were no revolving credit loans outstanding and our borrowing base capacity under the ABL Facility was $366.3 million as of September 27, 2020. As of December 29, 2019, there were $92.8 million of revolving credit loans outstanding and $263.4 million of borrowing base capacity under the ABL Facility. As of September 27, 2020, we had total cash and cash equivalents of $274.6 million, total gross long-term debt of $438.4 million and finance leases of $38.9 million.
Working capital was $709.6 million as of September 27, 2020, an increase of $254.6 million compared to $455.0 million as of December 29, 2019. The change in working capital reflected our decision to increase cash on hand to enhance our financial flexibility in response to the ongoing COVID-19 pandemic and market uncertainty.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Nine Months Ended
	September 27, 2020	September 29, 2019
Net cash provided by (used in):
Operating activities	$180.7	$64.4
Investing activities	$(86.9)	$(64.0)
Financing activities	$161.9	$12.5

Cash flow provided by operating activities

Net cash provided by operating activities for the nine months ended September 27, 2020 was $180.7 million compared to net cash provided by operating activities of $64.4 million for the nine months ended September 29, 2019. The increase was primarily attributable to higher net income and improved working capital management.

Cash flow used in investing activities

Net cash used in investing activities was $86.9 million for the nine months ended September 27, 2020 compared to $64.0 million for the nine months ended September 29, 2019. The increase reflected higher acquisition investment during the first nine months of 2020 compared to the same period of 2019.

Capital expenditures were $11.8 million for the first nine months of 2020, compared to $16.4 million for the first nine months of 2019 due to less investment in material handling equipment used at our branches.
Cash flow provided by financing activities

Net cash provided by financing activities was $161.9 million for the nine months ended September 27, 2020 compared to $12.5 million for the nine months ended September 29, 2019. The increase reflected proceeds from our Common Stock offering.

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

The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 3.75% at September 27, 2020.

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

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, providing for an ABL Facility in the amount of up to $375.0 million. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances on the ABL Facility as of September 27, 2020. The interest rate on outstanding balances was 3.21% as of December 29, 2019. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of September 27, 2020 and December 29, 2019, respectively. The maturity date of the ABL Facility is February 1, 2024.

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

Contractual Obligations and Commitments
The following table presents our contractual obligations as of September 27, 2020, related to our long-term debt. The changes during the nine months ended September 27, 2020 as compared to December 29, 2019 reflected decreased borrowings and interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current maturities(1)	$438.4	$5.6	$8.9	$423.9	$—
Interest on long-term debt(2)	82.0	23.2	40.2	18.6	—
___________________________________
(1)    For additional information refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $8.2 million.
(2)    The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of September 27, 2020. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into the Term Loan Facility Amendments. The projected interest payments only pertain to obligations and agreements outstanding as of September 27, 2020. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020, and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2020, except as follows:

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

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the potential impact and the future performance of our business. Accordingly, the anticipated negative financial impact to our operating results cannot be reasonably estimated at this time but could be material and last for an extended period of time.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	October 28, 2020	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)