Form 10-K
period 2021-01-03
SiteOne Landscape Supply, Inc.
filed 2021-03-03
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 28, 2020, there were 41,977,965 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $4,328,528,460 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on June 26, 2020 (the last trading day of our most recently completed fiscal second quarter).
As of February 26, 2021, the number of shares of the registrant’s common stock outstanding were 44,351,628, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 3, 2021.

Special Note Regarding Forward-Looking Statements and Information
This Annual Report on Form 10-K contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors that could cause our business not to develop as we expect may emerge from time to time and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•cyclicality in residential and commercial construction markets;
•economic downturn or recession;
•general economic and financial conditions;
•climate change-related events, weather conditions, seasonality and availability of water to end-users;
•the potential negative impact of the ongoing COVID-19 pandemic (which, among other things, may exacerbate each of the forward-looking statements discussed here);
•public perceptions that our products and services are not environmentally friendly;
•competitive industry pressures, including competition for our talent base;
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
•credit sale risks;
•performance of individual branches;
•climate, environmental, health and safety laws and regulations;
•hazardous materials and related materials;
•laws and government regulations applicable to our business that could negatively impact demand for our products;
•failure or malfunctions in our information technology systems;
•security of personal information about our customers;
•intellectual property and other proprietary rights;
•unanticipated changes in our tax provisions;
•threats from terrorism, public health emergencies, violence or uncertain political conditions;
•our substantial indebtedness and our ability to obtain financing in the future;
•increases in interest rates;
•risks related to our common stock; and
•risks related to other factors discussed in this Annual Report on Form 10-K.

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

PART I

    As used in this Annual Report on Form 10-K for the fiscal year ended January 3, 2021, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2020 Fiscal Year,” the “2019 Fiscal Year,” and the “2018 Fiscal Year” refer to the fiscal years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.

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
Company Overview
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of January 3, 2021, we had over 570 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 130,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation network design, commercial project planning, generation of sales leads, business operations, and product support services, as well as a series of technical and business management seminars that we call SiteOne University.
Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty, and drives repeat business. In addition, our broad product portfolio, convenient branch locations, and nationwide fleet of over 1,700 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from approximately 5,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products.
We have a balanced mix of sales across product categories, construction sectors, and end markets. We derived approximately 57% of our 2020 Fiscal Year Net sales from the residential construction sector, 30% from the commercial (including institutional) construction sector, and 13% from the recreational and other construction sector. By end market, we derived approximately 41% of our 2020 Fiscal Year Net sales from maintenance of residential, commercial, and recreational properties. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. The sale of products relating to new construction of homes, commercial buildings, and recreational spaces accounted for approximately 41% of our 2020 Fiscal Year Net sales. These products primarily include irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories. Approximately 18% of our 2020 Fiscal Year Net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increasing existing home sales, increasing home prices, and rising consumer spending.

Net Sales for 2020 Fiscal Year
Our History
    Our company was established after Deere & Company (“Deere”) entered the wholesale landscape distribution market through the acquisitions of McGinnis Farms and Century Rain Aid in 2001, United Green Mark in 2005, and LESCO Inc. (“LESCO”) in 2007, each of which significantly expanded our geographic footprint and broadened our product portfolio. In December 2013, an affiliate (the “CD&R Investor”) of Clayton, Dubilier & Rice, LLC (“CD&R”) purchased a 60% interest in our company from Deere (“CD&R Acquisition”). On May 17, 2016, we completed the initial public offering (“IPO”) of our common stock.
Our Industry
Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $20 billion in revenue in 2020. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, commercial construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply industry, products sold for residential applications represent the largest construction sector, followed by the commercial, and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales and each of control products, hardscapes, irrigation products and outdoor lighting, and fertilizer and other accounting for approximately one-tenth of industry sales.
The wholesale landscape supply industry is highly fragmented, consisting primarily of regional private businesses that typically have a small geographic footprint, a limited product offering, and limited supplier relationships. Wholesale landscape supply distributors primarily sell to landscape service firms, ranging from sole proprietorships to national enterprises. Landscape service firms include general landscape contractors and specialty landscape firms, which provides services such as lawn care, and tree and foliage maintenance. Over the past decade, professional landscape contractors have increasingly offered additional products and services to meet their customers’ needs. These firms historically needed to make numerous trips to branches in various locations to source their products. Consequently, landscape professionals have come to value distribution partners who offer a larger variety of product categories and services, particularly given the recurring nature of landscape maintenance services.
Our Strategies
    Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Expand Organically
Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 250,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to continue to increase our size and scale in customer, geographic, and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offering for our customers at competitive prices and enhance our role as a critical player in the supply chain.
Grow at the Local Level
The vast majority of our customers operate at a local level. We believe we can grow market share in our existing markets with limited capital investment by systematically executing local strategies to expand our customer base, increase the amount of our customers’ total spending with us, optimize our network of locations, coordinate multi-site deliveries, partner with strategic local suppliers, introduce new products and services, increase our share of underrepresented products in particular markets, and improve sales force performance. We currently offer our full product line in only approximately 30% of the metropolitan statistical areas (“MSAs”) in the U.S. where we have a branch, and therefore believe we have the capacity to offer significantly more product lines and services in our geographic markets.
Pursue Value-Enhancing Strategic Acquisitions
Through recently completed acquisitions, we have added new markets in the U.S. and Canada, new product lines, talented associates, and operational best practices. In addition, we increased our sales by introducing products from our existing portfolio to customers of newly acquired companies. We intend to continue pursuing strategic acquisitions to better serve our customers, grow our market share, and enhance our local market leadership positions by taking advantage of our scale, operational experience, and acquisition know-how. In addition, we currently have branches in approximately 50% of the 384 U.S. MSAs and are focused on identifying and reviewing attractive new geographic markets for expansion through acquisitions. We will continue to apply a selective and disciplined acquisition strategy to maximize synergies obtained from enhanced sales and lower procurement and administrative costs.
Execute on Identified Operational Initiatives
We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. Additionally, we have continued our digital initiative, to include the enhancement of our website and business-to-business (B2B) e-Commerce platform. Although we are still primarily in the early stages of these initiatives, they have already enhanced our customer service, contributed to improvement in our profitability, and we believe we will continue to benefit from these and other operational improvements.
Be the Employer of Choice
We believe our associates are the key drivers of our success, and we aim to recruit, train, promote, and retain the most talented and success-driven personnel in the industry. Our size and scale enable us to offer structured training and career path opportunities for our associates. We have built a vibrant and entrepreneurial culture that rewards performance at the area and branch levels. We promote ongoing, open and honest communication with our associates, including periodic engagement surveys, to ensure mutual trust, engagement, and performance improvement. We believe that high-performing local leaders coupled with creative, adaptable, and engaged associates are critical to our success and to maintaining our competitive position, and we are committed to being the employer of choice in our industry.
Our Products and Services
Our comprehensive portfolio of landscape products consists of over 130,000 SKUs from approximately 5,000 suppliers. Our product portfolio includes irrigation, fertilizer and other, control products, landscape accessories, nursery goods, hardscapes, and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment required by items such as nursery goods and hardscapes provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
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
Proprietary Branded Products
In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, SiteOne Green Tech®, and Pro-Trade® together accounted for approximately 15% of our 2020 Fiscal Year Net sales, the large majority of which is attributable to LESCO®.
LESCO®
LESCO® is a premium brand and maintains strong brand awareness with golf and professional landscape contractors.
Under the LESCO® brand, we offer formulations of fertilizer (liquid and granular), combination products (pesticides on a fertilizer carrier), control products (liquid and granular pesticides), specialty chemicals, turf seed, application equipment (engine powered and walk behind or other non-engine powered), paint, maintenance products like engine oil, windshield washer fluid, ice melt, trimmer line and soil tests. LESCO® products are sold through our branches and retail outlets such as The Home Depot, Lowe’s, and True Value.
SiteOne Green Tech®
We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the SiteOne Green Tech® brand. The core SiteOne Green Tech® product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps, and hand-held remote control equipment.

Pro-Trade®
In September 2017, we launched a line of professional-grade landscape lighting fixtures, LED lamps, and transformers under our Pro-Trade® brand. The Pro-Trade® line of products is sold exclusively through our branches and website and currently includes landscape lighting products, long handle tools, wire connectors, landscape staples, glues and solvents, and centrifugal pumps. In total, we introduced over 40 new products in 2020 and plan to continue expanding our Pro-Trade® offering in 2021.
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
Project Services
We partner with our customers by providing consultative services to help them save time, money, and effort in bidding for new projects and for new landscape installations. Our regionally based project services teams specialize in quoting, estimating, and completing sales for customers who compete in the commercial construction sector. Other services provided by our project services teams include specifications assistance and irrigation take-offs.
Partners Program
We offer a loyalty rewards program, our Partners Program, which had approximately 21,000 enrolled customers as of January 3, 2021 and provides business and personal rewards, access to business services at preferred rates, and technical training and support. Reward points may be spent, for example, on credit on-account, trips and special events, gift cards to major retailers, and SiteOne University courses and educational events. Access to preferred rate business services includes, for example, payroll and select human resource services, cell phone services, office supplies, and fuel rebates. For the 2020 Fiscal Year, Partners Program participants accounted for approximately 51% of our Net sales.
Operational Structure
Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide functions.
At the local market level, we organize our over 570 branches and approximately 400 outside sales representatives into 43 designated “areas” that each typically serve a defined geography, a large MSA or a combination of MSAs in close proximity. Area Managers are responsible for organization and talent planning, branch operations, sales strategy, and product delivery strategy. Area Managers are supported by an Area Business Manager responsible for executing the local market strategies and key initiatives to grow sales and profitability.
We support our over 570 branches and 43 areas with regional management and company-wide functions providing: management of business performance, development and execution of local strategies, sharing of best practices, execution and integration of acquisitions, finance and accounting expertise (credit/collections, payables), category management and procurement, supply chain (planners, buyers), pricing strategies, marketing, and information technology. Our branches are integrated on a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, financial support, data analytics, and performance reporting.
Our outside sales force is organized by geographic area. Each area maintains a number of outside sales representatives who drive sales growth on behalf of several branches across a variety of accounts from landscape contractors to municipal agencies. We also maintain a sales force of agronomic sales representatives who are focused on growing sales with customers in the golf industry.

We have a national account sales organization which leads sales strategy and execution for our largest national and regional customers. The national sales team is organized around four different market verticals: landscape and grounds maintenance, golf, retail, and international accounts. Each national account manager is responsible for a group of large accounts and coordinates our business with them both nationally and locally through our local sales representatives. National account managers negotiate national programs with our largest customers in order to increase our share of their business.
Distribution Network
We use two distribution models to offer a comprehensive selection of products and meet the needs of each local market.
Branches
Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers. Of our approximately 5,000 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantities shipped from only a few locations. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it unfeasible to source directly from those suppliers. Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.
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
Direct Distribution
Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers. Our direct distribution business provides customers with sourcing and logistics support services for inventory management and delivery, and in many cases, these services are more economical than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution, but rather use our existing supplier relationships, marketing expertise, and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 6% of our 2020 Fiscal Year Net sales were from direct distribution.
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
Customers
Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Our customer base consists of more than 250,000 firms and individuals, with our top 10 customers collectively accounting for approximately 3% of our 2020 Fiscal Year Net sales, with no single customer accounting for more than 2% of Net sales. Small customers, with annual purchases of up to $25,000, made up 27% of our 2020 Fiscal Year Net sales. Medium customers, with annual purchases between $25,000 and $150,000, made up 33% of our 2020 Fiscal Year Net sales. Large customers, with annual purchases over $150,000, made up 40% of our 2020 Fiscal Year Net sales. Some of our largest customers include BrightView, Weed Man, The Home Depot, Lawn Dr., Davey Tree, and TruGreen. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2020 Fiscal Year Net sales.
Suppliers
We source our products from approximately 5,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products. Some of our largest suppliers include Hunter, Rain Bird, Oldcastle, Cresline, Turf Care

Supply, Bayer, Toro, NDS, Nufarm, and Syngenta. Purchases from our top 10 suppliers accounted for approximately 36% of total purchases for our 2020 Fiscal Year.
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
We believe our top nine largest competitors include Ewing, Heritage Landscape Supply Group (a subsidiary of SRS Distribution), Horizon Distributors (a subsidiary of Pool Corporation), Harrell’s, BWI, Target Specialty Products, Howard Fertilizer and Chemical, BFG Supply, and Winfield Solutions.
We believe regional or local competitors comprise approximately 87% of the landscape supply industry based on 2020 Net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products, and availability of credit.
Human Capital Management
As of January 3, 2021, we employed approximately 4,900 associates, none of whom were affiliated with labor unions. We believe that we have good relations with our associates. Approximately 91% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 370 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
At SiteOne, we believe our associates are our greatest asset and the safety, health and wellness of our associates and their families is a top priority. The support that we offer to our associates is an important part of our vision to be a great place to work and the employer of choice in the Green Industry.
COVID-19 Response: Our primary objective during this uncertain period is to ensure the safety of our associates and customers. We created two new sick leave policies in response to COVID-19 – quarantine pay, which allows associates who quarantine in compliance with CDC or local guidelines to stay home with pay, and a paid time off donation program, which allows associates to donate paid time off to other associates whose family members are impacted by COVID-19. As of January 3, 2021, 1,254 associates have received quarantine pay and 7,380 hours of paid time off have been donated to provide support for 74 associates that have utilized the program.
Also, to reward exceptional performance during the challenging circumstances created by the COVID-19 pandemic, we made a one-time “thank you” payment to front-line, branch associates in August 2020. The aggregate payment totaled approximately $1.5 million.
SiteOne has also implemented the measures listed below to mitigate the risk of exposure at our branches and field support offices:
•Requiring all associates to wear face coverings inside branches, warehouses, offices, vehicles, and outside in branch yards where 6 ft. social distancing cannot be maintained;
•Asking customers to follow all state and local face covering legal requirements while in branches and offices;
•Reducing non-essential travel for associates and canceling events and company gatherings to help limit exposure;

•Asking associates not to travel to any high-risk areas identified by the CDC, and for those that do, to remain away from the workplace for 14 days;
•Sanitizing and disinfecting checkout areas, equipment, restrooms, and other shared areas on a regular basis; and
•Equipping all locations with additional cleaning and sanitizing supplies and instruction on how to properly disinfect frequently touched surfaces.
Safety: The first element of our SiteOne DNA is “Always Safe,” which means that we take personal responsibility for our own safety and for the safety of others. Our leadership, represented by our Safety Task Force, is focused on creating a culture of safety and evaluating ways to improve our operations that reduce the most common forms of on-the-job injuries. Our safety initiatives during 2020 included:
•Safety Task Force – The Safety Task Force, led by members of our executive management, focuses on continuous improvement of safe workplace operations, especially the most common types of injuries incurred by our associates. As a result, we invest in safety equipment and practices at all branches with the goal of eliminating workplace injuries. Also in 2020, we hired a new Senior Director of Environmental, Health and Safety to further enhance our safety efforts.
•Branch Safety Champion – We have a designated Safety Champion in each of our branches. Our Safety Champions are high potential, well-respected associates who help demonstrate and influence our culture of safety. Our goal is a robust culture of safety with all associates committed to working safely, every task, every day, 100 percent of the time.
Diversity and Inclusion: We believe in the power of teamwork and in creating a great place to work for all our associates, no matter their race, age, gender, sexual orientation, or military status. At SiteOne, a culture in which all our associates are respected and valued is critical. Our diversity and inclusion efforts focus on creating a work environment that is respectful and supportive of each of our associates and which places the team first. Our initiatives include the following:
•Associate Resource Groups (ARGs), which are voluntary, employee-led groups tied to an aspect of diversity. Membership in each ARG is open to all SiteOne associates and diverse representation is encouraged. ARGs support business objectives, create diversity awareness, and offer one avenue of development for associates. Our ARGs include the following:
▪Black Resource Inclusion and Diversity Group for Excellence – BR1DGE provides a network for Black associates to be connected and supported, and to process and discuss life experiences in a safe space.
▪UN1DOS – UN1DOS aims to attract and retain engaged and diverse associates while enhancing SiteOne’s understanding of and relationships with Hispanic communities and customers.
▪VETS1 – VETS1 was developed to foster an environment of diverse and engaged associates while developing SiteOne’s understanding of and relationships with Veteran associates, customers, and communities.
▪Women in the Green Growing – W1GG promotes an environment of diverse and engaged associates while advocating female growth within SiteOne and the Green Industry.
•The creation of a Diversity & Inclusion Council during 2020 that consists of ARG leaders, select operational/functional leaders, our Executive Vice President of Human Resources and our Chief Executive Officer. The Council will assist executive leadership in the creation and execution of the Company’s inclusion strategy, including key action items and milestones.
•Increase Spanish-speaking capabilities in our branches, with the goal to employ at least one Spanish-speaking associate in each branch.
Benefits: We offer a competitive benefits package with the goal of enabling our associates to get the most out of work and life. In 2020, we added a paid parental leave benefit for our full-time associates to help new parents during the early days of parenthood. The parental leave benefit provides time away from work within the first year of the birth or adoption of a child with 100% of base pay.
Training and Development: We believe that the training provided through our development programs and our entrepreneurial, performance-based culture provide significant benefits to our associates. Targeted skill development training is designed around an associate’s development and career interests. We offer certification programs that include instructor-led training, online learning, in-field work and exit exams. We also facilitate leadership training to develop an understanding of leadership style, our values, and key coaching techniques.

Engagement: We administer associate engagement surveys to determine how we are doing in our mission to be the employer of choice in the Green Industry. We review the survey results with all of our associates and seek their involvement in developing and executing action plans to continue our workplace improvements. We monitor associate satisfaction and aim to strengthen our pipeline of top talent by conducting talent reviews and succession planning for all critical roles in the organization. We identify, communicate, and utilize career development paths for key roles. This includes not only a path up for associates, but exposure to parallel roles across the organization.
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
In the United States, we are regulated under many environmental, health and safety laws, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Environmental Pesticide Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Clean Air Act, the Clean Water Act, and the Occupational Safety and Health Act, each as amended. Certain laws, such as those requiring the registration of herbicides and pesticides, and regulating their use, also involve the oversight of regulatory authorities and public health agencies. Although we strive to comply with such laws and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws from occurring. We could also incur significant investigation and clean-up costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. Refer to “Note 10. Commitments and Contingencies” to our audited consolidated financial statements.
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

Item 1A. Risk Factors
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations, and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations, and cash flows.
Risk Factor Summary

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results:

Risks Related to Our Business and Our Industry
•Cyclicality in our business could result in lower Net sales and reduced cash flows and profitability.
•Our business is affected by general business, financial market, and economic conditions.
•Seasonality affects the demand for our products and services and our results of operations and cash flows.
•Our operations are substantially dependent on weather conditions.
•Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.
•Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may result in significant costs and adversely impact the demand for our products or services.
•Increased competitive pressures could reduce our market share.
•We may face product shortages or the loss of key suppliers or fail to develop relationships with qualified suppliers.
•The prices and costs of the products we purchase may be subject to large and significant price fluctuations.
•We are subject to inventory management risks.
•We may not successfully implement our business strategies, including achieving our growth objectives.
•We may be unable to successfully acquire and integrate other businesses.
•Increases in operating costs could adversely impact our business.
•We face risks associated with our labor force and our customers’ labor force.
•We may not be able to attract or retain key executives.
•We are exposed to construction defect and product liability claims as well as other legal proceedings.
•An impairment of goodwill and/or other intangible assets could reduce Net income.
•We may face adverse credit and financial market events and conditions.
•We may fail to collect monies owed by our credit sale customers.
•The operating results of individual branches may vary.
•Compliance with, or liabilities under, environmental, health and safety laws and regulations, including laws and regulations pertaining to the use and application of fertilizers, herbicides, insecticides, and fungicides, could result in significant costs.
•Our business exposes us to risks associated with hazardous materials and related activities, not all of which are covered by insurance.
•Laws and government regulations applicable to our business could increase our legal and regulatory expenses, and impact our business.
•We could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation in the event of a cybersecurity incident.
•A large-scale malfunction or failure in our information technology systems could disrupt our business, create potential liabilities for us, or limit our ability to effectively monitor, operate, and control our operations.
•We may fail to protect the security of personal information about our customers.
•We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
•We may be subject to unanticipated changes in our tax provisions.
•We may face acts or threats of terrorism, public health emergencies, violence, or unfavorable or uncertain political conditions.

Risks Related to Our Indebtedness
•We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business, or satisfy our obligations.
•The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.
•Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Risks Related to Our Common Stock
•Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.
•The market price of our common stock may be volatile.
•Anti-takeover provisions in our second amended and restated certificate of incorporation and second amended and restated by-laws could discourage, delay, or prevent a change of control of our company and may affect the trading price of our common stock.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to Our Business and Our Industry

Cyclicality in our business could result in lower Net sales and reduced cash flows and profitability. We have been, and in the future may be, adversely impacted by declines in the new residential and commercial construction sectors, as well as in spending on repair and upgrade activities.

We sell a significant portion of our products for landscaping activities associated with new residential and commercial construction sectors, which have experienced cyclical downturns in the past, some of which have been severe. The strength of these markets depends on, among other things, housing starts, consumer spending, non-residential construction spending activity and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, changes in the tax laws, availability of credit, geopolitics, consumer confidence, and capital spending. Weakness or downturns in residential and commercial construction markets could have a material adverse effect on our business, operating results, or financial condition.

Sales of landscape supplies to contractors serving the residential construction sector represent a significant portion of our business, and demand for our products is highly correlated with residential construction, including repairs and upgrades. Housing starts are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, foreclosure rates, demographic changes, the availability of land, local zoning and permitting processes, the availability of construction financing, and the health of the economy and mortgage markets. Unfavorable changes in any of these factors could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. The timing and extent of any recovery in homebuilding activity and the resulting impact on demand for landscape supplies are uncertain.

Our Net sales also depend, in significant part, on commercial construction, which is cyclical in nature and subject to downturns, which can be severe. Previously, downturns in the commercial construction market have typically lasted about two to three years, resulting in market declines of approximately 20% to 40%, while the most recent downturn in the commercial construction market lasted over four years, resulting in a market decline of approximately 60%. We cannot predict the duration of the current market conditions, including the impacts that COVID-19 may have or the timing or strength of any future recovery of commercial construction activity in our markets.

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

Our business and results of operations are significantly affected by general business, financial market, and economic conditions. General business, financial market, and economic conditions that could impact the level of activity in the wholesale landscape supply industry include the level of new home sales and construction activity, interest rate fluctuations, inflation, unemployment levels, geopolitics, tax rates, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate. With respect to the residential construction sector in particular, spending on landscape projects is largely discretionary and lower levels of consumer spending or the decision by homeowners to perform landscape upgrades or maintenance themselves rather than outsource to contractors, or to focus less on outdoor projects may adversely affect our business. While the COVID-19 pandemic has not yet adversely affected overall demand for our products, we cannot predict whether this trend will continue, the impact that future developments (including the duration and severity of the outbreak and the timing and efficacy of vaccination programs) will have on consumers, or the manner in which COVID-19 will impact economic conditions and consumer preferences over the long term.

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

Our operations are substantially dependent on weather and climate conditions.

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

Furthermore, natural disasters, adverse weather conditions and/or climate change-related events, such as droughts, severe storms, wildfires, hurricanes, and significant rain or snowfall, can adversely impact the demand for our products, timing of product delivery, or our ability to deliver products at all. For example, severe winter storms and wildfires can cause hazardous road conditions, which may prevent personnel from traveling or delivering to service locations. Other types of unexpected severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being omitted for a season or damage to or loss of nursery goods, sod, and other green products in our inventory, which could result in losses requiring write-downs. In addition, our business and operating results could be impacted to a greater degree than we previously experienced to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise.

Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us and/or our customers from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows, and financial condition.

The ongoing COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business and those of our customers and suppliers. The ongoing COVID-19 pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, including as government authorities have, and may continue to impose mandatory business closures, “stay-at-home” or “shelter-in-place” orders, and social distancing protocols, and seek voluntary facility closures or impose other restrictions. These actions could materially adversely affect our ability to adequately staff, manage, and maintain our operations, impair our ability to sustain sufficient financial liquidity, and impact our financial results. The effects of the COVID-19 pandemic may also include the disruption or closure of our customers’ and/or suppliers’ facilities and supply chains, which could materially and adversely impact demand for our products, our ability to obtain or deliver inventory and our ability to collect accounts receivable as customers and suppliers face higher liquidity and solvency risks. While our branches and other facilities have been able to continue to operate under applicable federal, state, and local orders, government mandates in certain jurisdictions have prohibited or limited our customers’ operations, negatively impacting sales at the end of the first quarter and the early part of the second quarter of fiscal 2020 and may negatively impact sales in future periods until the COVID-19 pandemic moderates. There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, consumer confidence, demand for our products and the businesses of our customers and suppliers. As we cannot predict the duration or scope of the COVID-19 pandemic, any future or ongoing negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

Our business has been negatively impacted, and could also be negatively impacted over the medium-to-longer term if the ongoing disruptions related to COVID-19, among other things: limit the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limit the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limit the ability of carriers to deliver our products to our branches and customers; limit the ability of our customers to conduct their business and purchase our products and services; decrease demand for our customers’ services; limit the ability of our customers to pay us on a timely basis; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to operate in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business.

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

We operate in markets with relatively few large competitors, but barriers to entry in the landscape supply industry are generally low, and we may have several competitors within a local market area. Competition varies depending on product line, type of customer, and geographic area. Some local competitors may be able to offer higher levels of service, lower prices or a broader selection of inventory than we can in particular local markets. As a result, we may not be able to continue to compete effectively with our competitors. Any of our competitors may foresee the course of market development more accurately than we do, provide superior service, sell or distribute superior products, have the ability to supply or deliver similar products and services at a lower cost, or on more favorable credit terms, develop stronger relationships with our customers and other consumers in the landscape supply industry, adapt more quickly to evolving customer requirements than we do, develop a superior network of distribution centers in our markets, or access financing on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors.

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

We also face increased competition for our talent base from other employers, particularly competitors. If we are unable to retain our talent or lose talent to a competitor, our ability to achieve our strategic objectives may be adversely affected. In addition, former associates may start landscape supply businesses similar to ours, in competition with us. Given the low barriers to entry in our industry, the possibility of former associates starting similar businesses may be more likely. Increased competition from businesses started by former associates may reduce our market share and adversely affect our business, financial position, results of operations, and cash flows.

Our customers consider the performance of the products we distribute, our customer service, and price when deciding whether to use our services or purchase the products we distribute. Excess industry capacity for certain products in several geographic markets could lead to increased price competition. We may be unable to maintain our operating costs or product prices at a level that is sufficiently low for us to compete effectively. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, our financial condition, operating results, and cash flows may be adversely affected.

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

Our ability to continue to identify and develop relationships with qualified suppliers who can comply with our Supplier Code of Conduct and satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions, trade restrictions, tariffs or increased costs, or face other factors beyond our control, including, for example, as a result of the COVID-19 pandemic.

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

We purchase and sell a wide variety of products, the price and availability of which may fluctuate, and may be subject to large and significant price increases. For example, many of our contracts with suppliers include prices for commodities such as grass seed and chemicals used in fertilizer that are not fixed or tied to an index, which allows our suppliers to change the prices of their products as the input prices fluctuate. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution. For example, in July 2018 the United States began imposing a series of tariffs on certain Chinese goods. As a result, we were forced to pay and may be forced to continue paying above market prices for certain products that we purchase. Changes in prices for the products that we purchase affect our Net sales and Cost of goods sold, as well as our working capital requirements, levels of debt, and financing costs. We might not always be able to reflect increases in our costs in our own pricing. Any inability to pass cost increases on to customers may adversely affect our business, financial condition, and results of operations. In addition, if market prices for the products that we sell decline, we may realize reduced profitability levels from selling such products and lower revenues from sales of existing inventory of such products.

We are subject to inventory management risks; insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, or the life-cycle of nursery goods, sod, and other green products. In order to successfully manage our inventories, including grass seed, chemicals used in fertilizers, and nursery goods, sod, and other green products, we must estimate demand from our customers and purchase products that substantially correspond to that demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell profitably. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. Contracts with certain suppliers require us to take on additional inventory or pay a penalty, even in circumstances where we have excess inventory. By contrast, if we underestimate demand and purchase insufficient quantities of a product and the price of that product were to rise, we could be forced to purchase that product at a higher price and forego profitability in order to meet customer demand. Insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Our business, financial condition, and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes.

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

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth, or other initiatives. Our various business strategies and initiatives, including our growth, operational, and management initiatives, are subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel, and our executive management team’s ability to execute the operational initiatives that they are undertaking. In addition, we may incur certain costs as we pursue our growth, operational, and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships, or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

We may be unable to successfully acquire and integrate other businesses.

Our historical growth has been driven in part by acquisitions, and future acquisitions are an important element of our business strategy. We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition targets and may face increased competition for these acquisition targets by both existing competitors as well as new market entrants. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. At any given time, we may be evaluating or in discussions with one or more acquisition targets, including entering into non-binding letters of intent. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill impairments, increased interest expense, and amortization expense, and significant integration costs.

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
•failure to successfully implement infrastructure, logistics, and systems integration which could, among other things, increase the risk of a cybersecurity incident;
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

Our financial performance is affected by the level of our operating expenses, such as occupancy costs associated with the leases for our branch locations and costs of fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs.

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

We deliver a substantial volume of products to our customers by truck. Petroleum prices have continued to fluctuate significantly in recent years. Prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political and military events in petroleum-producing regions, including the Middle East, U.S. energy policy, and hurricanes and other weather-related events may cause the price of fuel to increase. Our operating profit will be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have not entered into any hedging arrangements that protect against fuel price increases and we do not have any long-term fuel purchase contracts. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers, our results of operations would be adversely affected.

We cannot predict the extent to which we may experience future increases in costs of occupancy, fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations, and cash flows.

Risks associated with our labor force and our customer’s labor force could have a significant adverse effect on our business.

We have an employee base of approximately 4,900 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition, and results of operations. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in the future, it could adversely impact our business, financial position, results of operations, and cash flows.

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

In addition, certain of our suppliers have unionized work forces and certain of our products are transported by unionized truckers. Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we sell are manufactured or could affect the ability of our suppliers to deliver such products to us. Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

Further, a large portion of our customers are in the landscape services industry, which is labor intensive. Demand for our products may be impacted by our customers’ ability to attract, train, and retain workers. Increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in periods of low unemployment rates and tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.

We depend on a limited number of key personnel. We may not be able to attract or retain key executives, which could adversely impact our business and inhibit our ability to operate and grow successfully.

We depend upon the ability and experience of a number of our executive management and other key personnel who have substantial experience with our operations and within our industry, including Doug Black, our Chief Executive Officer. The loss of the services of one or a combination of our senior executives or key employees could have a material adverse effect on our results of operations. Our business may also be negatively impacted if one of our senior executives or key employees is hired by a competitor. Our success also depends on our ability to continue to attract, manage, and retain other qualified management personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

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

From time to time, we may be involved in government inquiries and investigations, as well as tort proceedings, including toxic tort and product liability actions, and employment and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental investigation, remediation, and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters regardless of the ultimate outcome.

An impairment of goodwill and/or other intangible assets could reduce Net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of January 3, 2021, goodwill represented approximately 15% of our total assets. Goodwill is currently not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the Credit Facilities (as defined under “—Risks Related to Our Substantial Indebtedness” below), to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions could also cause our customers to encounter liquidity issues that could lead to a reduction in the amount of our products purchased or services used, could result in an increase in the time it takes our customers to pay us, or could lead to a decrease in pricing for our products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. In addition, adverse developments at federal, state, and local levels associated with budget deficits resulting from economic conditions could result in federal, state, and local governments increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by customers on our products.

The majority of our Net sales are derived from credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our working capital and financial condition.

The majority of our Net sales in our 2020 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

We are subject to federal, state, provincial and local environmental, health and safety laws and regulations, including laws that regulate the emission or discharge of materials into the environment, govern the use, packaging, labeling, transportation, handling, treatment, storage, disposal, and management of chemicals and hazardous substances and waste, and protect the health and safety of our associates and users of our products. Such laws also impose liability for investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases at sites we have ever owned, leased or operated or used as a disposal site. We could be subject to fines, penalties, civil or criminal sanctions, personal injury, property damage, or other third-party claims as a result of violations of, or liabilities under, these laws and regulations. We could also incur significant investigation and cleanup costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. In addition, changes in, or new interpretations of, existing laws, regulations, or enforcement policies as a result of the new Biden administration or otherwise, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including obligations with respect to any potential health hazards of our products, may lead to additional compliance or other costs that could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

In addition, the use of certain herbicide and pesticide products is regulated by various federal, state, provincial, and local environmental and public health agencies. We may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the herbicides and pesticides or other products we supply could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. We are subject to such allegations from time to time. The regulations may also apply to customers who may fail to comply with environmental, health and safety laws and subject us to liabilities. Costs to comply with environmental, health and safety laws, or to address liabilities or obligations thereunder, could have a material adverse impact on our reputation, business, financial position, results of operations, and cash flows.

Further, there may also be new legislation or regulatory change in response to the perceived effects of climate change, the occurrence of which may be elevated due to newly elected members to the U.S. Congress and the election and inauguration of a new U.S. President following the 2020 U.S. federal elections. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs that could increase our environmental compliance expenditures. Such changes in climate change laws or regulations could further subject us to additional costs and restrictions, including increased energy and raw material costs. The possible effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operation and the supply and demand for weather-sensitive products. Because of the uncertainty of weather volatility related to climate change and any resulting unfavorable weather conditions, we cannot predict its impact on our financial condition, results of operations, or cash flows.

Our business exposes us to risks associated with hazardous materials and related activities, not all of which are covered by insurance.

Because our business includes the managing, handling, storing, selling and transporting, and disposing of certain hazardous materials, such as fertilizers, herbicides, pesticides, fungicides, and rodenticides, we are exposed to environmental, health, safety, and other risks. We carry insurance to protect us against many accident-related risks involved in the conduct of our business and we maintain insurance coverage in accordance with our assessment of the risks involved, the ability to bear those risks, and the cost and availability of insurance. Each of these insurance policies is subject to exclusions, deductibles, and coverage limits. We do not insure against all risks and may not be able to insure adequately against certain risks and may not have insurance coverage that will pay any particular claim. We also may be unable to obtain adequate insurance coverage at commercially reasonable rates in the future for the risks we currently insure against, and certain risks are or could become completely uninsurable or eligible for coverage only to a reduced extent. Our business, financial condition, and results of operations could be materially impaired by environmental, health, safety, and other risks that reduce our revenues, increase our costs, or subject us to other liabilities in excess of available insurance.

Laws and government regulations applicable to our business could increase our legal and regulatory expenses, and impact our business, financial position, results of operations, and cash flows.

    Our business is subject to significant federal, state, provincial, and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, employee benefits, marketing and advertising, and the application and use of herbicides, pesticides, and other chemicals. In particular, we anticipate that various federal, state, provincial, and local governing bodies may propose additional legislation and regulation that may be detrimental to our business, may decrease demand for the products we supply, or may substantially increase our operating costs, including proposed legislation, such as environmental regulations related to chemical or nutrient use, water use, climate change, equipment efficiency standards, and other environmental matters; other consumer protection laws or regulations; or health care coverage. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations, and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation, or suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes, and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation. Furthermore, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, has heighted these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software.

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

In July 2020, we experienced a ransomware attack on our information technology systems. There can be no guarantees that the attack will not lead to the disclosure of customer data, our trade secrets, or other intellectual property, or personal information of our employees. There can be no guarantee that the release of any of this information will not have a material adverse effect on our business, reputation, financial condition, and results of operations. In addition, the July 2020 ransomware attack could result in potential claims from customers, associates, shareholders, or regulatory agencies, which could result in significant judgements against us, penalties, and fines. The cost of investigating, mitigating, and responding to potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others, including the July 2020 ransomware attack, could be significant.

We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion, including the July 2020 ransomware attack; however, there can be no assurance that our insurance will adequately protect against potential losses that could adversely affect our business.

We rely on our computer and data processing systems, and a large-scale malfunction or failure in our information technology systems could disrupt our business, create potential liabilities for us, or limit our ability to effectively monitor, operate, and control our operations and adversely impact our reputation, business, financial position, results of operations, and cash flows.

Our ability to keep our business operating effectively depends on the functional and efficient operation of our enterprise resource planning, telecommunications, inventory tracking, billing, and other information systems. We rely on these systems and the systems of certain third-party vendors to track transactions, billings, payments, and inventory, as well as to make a variety of day-to-day business decisions. We may experience system malfunctions, interruptions, or security breaches from time to time. Some of our systems run older generations of software that may be unable to perform as efficiently as, and fail to communicate well with, newer systems. As we implement or develop new systems in the future, we may elect to modify, replace, or discontinue certain technology initiatives. Changes or modifications to our information technology systems could cause disruptions to our operations or cause challenges with respect to our compliance with laws, regulations, or other applicable standards.

A significant or large-scale malfunction or interruption of our systems or the systems of third-party vendors could adversely affect our ability to manage and keep our operations running efficiently and damage our reputation. A malfunction that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition, and results of operations, as well as on the ability of management to align and optimize technology to implement business strategies. If our disaster recovery plans do not work as anticipated, or if any third-party vendors to which we have outsourced certain information technology or other services fail to fulfill their obligations to us, our operations may be adversely impacted and any of these circumstances could adversely impact our reputation, business, financial position, results of operations, and cash flows.

If we fail to protect the security of personal information about our customers, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tokenization, tools, and monitoring to provide security for collecting, processing, transmitting, and storing confidential customer information, such as payment card and personally identifiable information. The systems we currently use for payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry, or PCI. We continue to evaluate and modify our systems and protocols for PCI compliance purposes; however, PCI data security standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries, and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches, or errors in applications related to our systems or failures to comply with data security standards set by the PCI, could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our products and services by credit card or their willingness to purchase our products and services, and could further result in a violation of applicable laws, regulations, orders, industry standards, or agreements and subject us to costs, penalties, litigation, and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations, and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names, and other intellectual property rights we own or license, particularly our registered trademarks SiteOne®, LESCO®, SiteOne Green Tech®, and Pro-Trade®. We have not sought to register or protect every one of our marks or brand names either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent, and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations, and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services, or activities infringe their intellectual property rights.

We may be subject to unanticipated changes in our tax provisions, including further changes to applicable U.S. tax laws.
We are subject to income and other taxes in U.S. federal and state jurisdictions, as well as Canada. Changes in applicable U.S. or Canadian tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could impact our tax expense and profitability. For example, in December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, which resulted in significant changes to the federal income tax code. Although we have completed the accounting for the tax effects of the 2017 Tax Act, it is not possible to predict potential changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.

There may also be technical corrections or superseding legislation proposed with respect to the 2017 Tax Act, the risk of which may be elevated due to newly elected members to the U.S. Congress and the election and inauguration of a new U.S. President following the 2020 U.S. federal elections, and the effect and timing cannot be predicted and may be adverse to us or our business, financial position, results of operations, and cash flows.

Acts or threats of terrorism, public health emergencies, violence, or unfavorable or uncertain political conditions could harm our business.

Acts of terrorism or war, public health emergencies, political or civil unrest and uncertainty, pandemics, and other catastrophes may disrupt commerce and undermine consumer confidence, which could negatively affect our sales by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, political or civil unrest or uncertainty, pandemics (such as the COVID-19 pandemic), and other catastrophes, could negatively affect our business by interfering with our ability to obtain products from our suppliers or distribute products to our customers.

Risks Related to Our Indebtedness

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business or satisfy our obligations.

As of January 3, 2021, we had $269.0 million aggregate principal amount of total long-term consolidated indebtedness outstanding and $41.6 million of finance leases.

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to a credit agreement dated December 23, 2013, which has been amended pursuant to the First Amendment dated June 13, 2014, the Second Amendment dated January 26, 2015, the Third Amendment dated February 13, 2015, the Fourth Amendment dated October 20, 2015, the Omnibus Amendment dated May 24, 2017, and the Sixth Amendment dated February 1, 2019 (such agreement, as so amended, the “ABL Credit Agreement”), providing for an asset-based loan facility in the amount of up to $375.0 million, subject to availability under a borrowing base, with UBS AG, Stamford Branch, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “ABL Facility”). As of January 3, 2021, we had additional borrowing capacity of $362.3 million under the ABL Facility.

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

In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences. Because of our substantial indebtedness:

•our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing is limited;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes, and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;
•a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•although we enter into interest rate hedging transactions periodically, we are exposed to the risk of increased interest rates because borrowings under the Credit Facilities and certain floating rate operating and finance leases are at variable rates of interest;
•it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
•we may be more vulnerable to general adverse economic and industry conditions;
•we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;
•our ability to refinance indebtedness may be limited or the associated costs may increase;
•our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and
•we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, increases in interest rates could increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness. As of January 3, 2021, there were no amounts outstanding under the ABL facility, therefore, a change in interest rates of one percentage point would not result in additional annual interest expense under the ABL Facility. Additionally, as of January 3, 2021, an increase of one percentage point in interest rates would not result in a change in the annual interest expense on the Term Loan Facility.

In addition, in certain circumstances, our variable rate indebtedness uses the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. While this announcement extends the transition period, the United States Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Accordingly, the potential effect of the phase-out or replacement of LIBOR cannot yet be determined and it is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities, and derivative instruments currently referencing it if it ceases to exist.

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

Our Credit Facilities contain customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit the ability of Landscape Holding and Landscape to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Landscape Holding’s restricted subsidiaries to pay dividends or make other intercompany transfers; create liens; transfer or sell assets; make negative pledges; consolidate, merge, sell or otherwise dispose of all or substantially all of Landscape Holding’s assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

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

Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position, and general business conditions, and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The final maturity date of the ABL Facility is February 1, 2024. The final maturity date of the Term Loan Facility is October 29, 2024. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2020, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

Risks Related to Our Common Stock

Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings, and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings, or cash flow of Landscape and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Holdings needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations, and cash flows.

Further, the terms of the agreements governing the Credit Facilities restrict the ability of our subsidiaries to pay dividends, make loans, or otherwise transfer assets to Holdings. Furthermore, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. Payments of dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and implications of the payment of dividends by us to our stockholders or by our subsidiaries (including Landscape) to us, and such other factors as our board of directors may deem relevant. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. To the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends.

The market price of our common stock may be volatile.

The stock market in general and our common stock in particular have recently experienced significant volatility and the market price of our common stock may continue to fluctuate significantly. Among the factors that could affect our stock price are:

•industry or general market conditions, including as a result of the ongoing pandemic;
•domestic and international economic and political factors unrelated to our performance;
•changes in our customers’ or their end-users’ preferences;
•new regulatory pronouncements and changes in regulatory guidelines;
•lawsuits, enforcement actions, and other claims by third parties or governmental authorities;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in securities analysts’ estimates of our financial performance;
•action by institutional stockholders or other large stockholders, including future sales;
•failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•announcements by us of significant impairment charges;
•speculation in the press or investment community;
•investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions, or strategic partnerships;
•war, civil unrest, terrorist acts, and epidemic disease;
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

Anti-takeover provisions in our second amended and restated certificate of incorporation and second amended and restated by-laws could discourage, delay, or prevent a change of control of our company and may affect the trading price of our common stock.

Our second amended and restated certificate of incorporation, or amended and restated certificate of corporation, and second amended and restated by-laws, or amended and restated by-laws, include a number of provisions that may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•limit the ability of stockholders to remove directors;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from calling special meetings of stockholders;
•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult, or prevent a change in our control, which may not be in the best interests of our stockholders.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents, or stockholders, (iii) any action asserting a claim arising out of or under the General Corporation Law of the State of Delaware (the “DGCL”), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
    Our corporate headquarters is located on leased premises at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076. Our corporate headquarters is approximately 55,000 square feet and the lease will expire in April 2026.
    We and our operating companies own and lease a variety of facilities in 45 states and six provinces for branch operations, offices, and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings, with secured outside storage yards averaging from 10,000 to 20,000 square feet in some branches. We also lease three facilities that are operated as our South, West, and North Distribution Centers. The South Distribution Center located in Fairburn, Georgia, is approximately 192,000 square feet, and commenced operations in the first quarter of 2017. The West Distribution Center located in Colton, California, is approximately 179,000 square feet, and commenced operations in the first quarter of 2018. The North Distribution Center located in Carlisle, Pennsylvania, is approximately 201,000 square feet, and commenced operations in the first quarter of 2018. The significant majority of our facilities are subject to operating leases, and we own 15 properties. As of January 3, 2021, we operated 575 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	74	Oklahoma	5
Florida	59	Wisconsin	5
Texas	40	Nevada	4
North Carolina	36	New Hampshire	4
Massachusetts	28	Oregon	4
New York	25	Kentucky	3
Michigan	20	Nebraska	3
New Jersey	19	Utah	3
Virginia	19	Delaware	2
Georgia	18	Iowa	2
South Carolina	17	Louisiana	2
Illinois	15	Arkansas	1
Connecticut	14	Hawaii	1
Ohio	14	Maine	1
Missouri	12	Mississippi	1
Washington	12	New Mexico	1
Tennessee	11	North Dakota	1
Colorado	10	Rhode Island	1
Maryland	10	South Dakota	1
Pennsylvania	10	Alberta	9
Indiana	9	British Columbia	7
Minnesota	8	Ontario	6
Arizona	7	Saskatchewan	3
Alabama	6	Manitoba	1
Idaho	5	Québec	1
Kansas	5

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
Holders
As of February 26, 2021, there was one registered holder of our common stock. The number of registered holders does not include individuals or entities who beneficially own shares, but whose shares are held of record by a broker, bank, or other nominee.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2021 Annual Meeting of Stockholders.
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
The graph below presents the Company’s cumulative total shareholder returns relative to the performance of the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index for the period commencing on May 12, 2016 (the Company’s initial day of trading) and ending on January 3, 2021, the end of our last fiscal year. All values assume a $100 initial investment at the opening price of the Company’s common stock on the NYSE and data for the NYSE Composite Index, Standard & Poor's MidCap 400 Index and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Recent Sales of Unregistered Securities
    None.

Purchases of Equity Securities by Issuer and Affiliates Purchasers
None.

Item 6. Selected Financial Data
    The following tables set forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected balance sheet data as of January 3, 2021 and December 29, 2019, and the statement of operations data for each of the 2020 Fiscal Year, 2019 Fiscal Year, and 2018 Fiscal Year have been derived from our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. The selected balance sheet data as of December 30, 2018, January 1, 2017, and January 3, 2016 and the statement of operations data for the 2017 Fiscal Year and 2016 Fiscal Year have been derived from our audited financial statements and related notes not included in this Annual Report on Form 10-K.
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

	Year ended
	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
	(in millions, except share and per share data)
Statement of operations data:
Net sales	$2,704.5	$2,357.5	$2,112.3	$1,861.7	$1,648.2
Cost of goods sold	1,803.2	1,584.3	1,434.2	1,266.2	1,132.5
Gross profit	901.3	773.2	678.1	595.5	515.7
Selling, general and administrative	728.2	654.3	578.8	502.2	446.5
Other income	6.7	6.0	8.0	4.5	4.8
Operating income	179.8	124.9	107.3	97.8	74.0
Interest and other non-operating expenses	31.0	33.4	32.1	25.2	22.1
Income before taxes	148.8	91.5	75.2	72.6	51.9
Income tax expense	27.5	13.8	1.3	18.0	21.3
Net income	$121.3	$77.7	$73.9	$54.6	$30.6
Net income (loss) attributable to common shares(1)	$121.3	$77.7	$73.9	$54.6	$(91.4)
Net income (loss) per common share:
Basic	$2.83	$1.89	$1.83	$1.37	$(3.01)
Diluted	$2.75	$1.82	$1.73	$1.29	$(3.01)
Weighted average number of common shares outstanding:
Basic	42,858,691	41,218,843	40,488,196	39,754,595	30,316,087
Diluted	44,093,501	42,750,348	42,633,309	42,193,432	30,316,087

	As of January 3, 2021	As of December 29, 2019	As of December 30, 2018	As of December 31, 2017	As of January 1, 2017
Balance sheet data:	(in millions)
Total assets	$1,695.7	$1,443.3	$1,168.5	$910.7	$742.6
Total debt (2)	$263.5	$524.9	$558.2	$463.6	$375.5

	Year ended
	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
	(in millions, except share and per share data)
Net income	$121.3	$77.7	$73.9	$54.6	$30.6
Less:
Redeemable convertible preferred stock dividends	—	—	—	—	9.6
Special cash dividend paid to preferred stockholders	—	—	—	—	112.4
Net income (loss) attributable to common shares	$121.3	$77.7	$73.9	$54.6	$(91.4)
______________

(1)    Net income (loss) attributable to common shares represents Net income minus accumulated Preferred Stock dividends and special cash dividend paid to preferred stockholders.
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

For the discussion of the financial condition and results of operations for the year ended December 29, 2019 compared to the year ended December 30, 2018, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on February 26, 2020, which discussion is incorporated herein by reference.
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

We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Through our expansive North American network of over 570 branch locations in 45 U.S. states and six Canadian provinces, we offer a comprehensive selection of more than 130,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help customers operate and grow their businesses.

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

The ongoing COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to negatively affect our business. As of the date of this Annual Report, significant uncertainty remains concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 response that have negatively impacted or may negatively impact sales and gross margin in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our associates to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limitations on the ability of carriers to deliver our products to our branches and customers; limitations on the ability of our customers to conduct their business and purchase our products and services; decreased demand for our customers’ services; limitations on the ability of our customers to pay us on a timely basis; prolonged economic downturn and/or an extended unemployment; and impairments in our ability to operate in a typical manner or at all. While Net sales were negatively affected by shelter-in-place restrictions and declined 3% in April 2020 compared to the same period of 2019, our branches and other facilities continued to operate effectively, and we achieved Net sales growth of 15% for the 2020 Fiscal Year compared to Net sales growth of 12% for the 2019 Fiscal Year. Organic Daily Sales growth was 8% for the 2020 Fiscal Year compared to 5% for the 2019 Fiscal Year. The increase was driven by higher demand in our end markets as consumers are spending more time at home and investing in their outdoor living spaces. We believe that we remain well positioned for long-term growth.

Although we have experienced operational and other challenges to date, there has been no material adverse impact on our results of operations for the 2020 Fiscal Year as a result of the pandemic. We believe we have sufficient liquidity on hand to continue business operations during this volatile period. On August 6, 2020, we completed a public offering of shares of our common stock and received approximately $261.7 million of net cash proceeds, further enhancing our cash position and increasing our financial flexibility. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of approximately $418 million as of January 3, 2021, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). In addition, we have no debt maturities under our credit facilities until 2024.

In response to the uncertainty brought on by the COVID-19 pandemic, we took actions in the second quarter to reduce costs and spending across our organization including a reduction in hiring activities, furloughed associates, and limited discretionary spending. We continue to actively monitor the ongoing COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, or local authorities or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the ongoing COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources, we believe that it is important to provide this update on our Company, how our response to COVID-19 is progressing, and how our operations and financial condition may change as the fight against COVID-19 progresses. The situation surrounding COVID-19 remains fluid and the potential for a material impact to our Company increases the longer the virus impacts the level of economic activity in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity. See Part I, Item 1A. - “Risk Factors”, for a discussion of risks which could have a material adverse effect on our operations and financial results.

Presentation

Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30 and September 30, respectively.
This discussion of our financial condition is presented for the 2020 Fiscal Year, which ended on January 3, 2021 and included 53 weeks and 256 Selling Days and the 2019 Fiscal Year, which ended on December 29, 2019 and included 52 weeks and 252 Selling Days. “Selling Days” are defined below within the Key Business and Performance Metrics section.
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

Acquisitions

In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. As of January 3, 2021, we have invested approximately $231 million in 21 acquisitions since the start of the 2019 Fiscal Year. The following is a summary of the acquisitions completed during the 2020 and 2019 Fiscal Years:

•In December 2020, we acquired the assets and assumed the liabilities of Stone Center of Richmond, LLC and Stone Center of Fredericksburg, LLC (collectively, “Stone Center of Virginia”). With two locations in the Richmond and Fredericksburg, Virginia markets, Stone Center of Virginia is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.

•In December 2020, we acquired the assets and assumed the liabilities of Dirt and Rock, LLC (“Dirt and Rock”). With one location in the greater Atlanta, Georgia market, Dirt and Rock is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.

•In December 2020, we acquired the assets and assumed the liabilities of Alpine Materials (“Alpine”). With one location in the greater Dallas, Texas market, Alpine is a distributor of mulches, soils, and hardscape materials to landscape professionals.

•In October 2020, we acquired the assets and assumed the liabilities of Hedberg Supply (“Hedberg”). With two locations in the Twin Cities, Minnesota market, Hedberg is a distributor of hardscapes, nursery, and landscape supplies to landscape professionals.

•In October 2020, we acquired the assets and assumed the liabilities of BURNCO Landscape Centres Inc. (“BURNCO”). With 12 locations in the three Canadian provinces of British Columbia, Alberta, and Saskatchewan, BURNCO is a distributor of hardscapes and landscape supplies to landscape professionals.

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

Category management initiatives, including the implementation of organic growth strategies, the development of our private label product strategy, the expansion of product lines, and the reorganization of brands and products by preferred suppliers, were initiated beginning in the first quarter of 2015 and are expected to continue through 2023.

Supply chain initiatives, including the implementation of new inventory planning and stocking systems and functionalities, the installation of new distribution centers, local hubs in large markets, and local fleet utilization and cost improvement, were initiated in the fourth quarter of 2016 and are expected to continue through 2022.

Sales force performance initiatives, including the implementation of new compensation plans, the restructuring of our sales force, the formal sales and product training for sales force and management, and the implementation of a comprehensive CRM, were initiated beginning in the third quarter of 2015 and are expected to continue through 2023.

Marketing initiatives, including a relaunch of the Partners Program and implementation of a digital marketing strategy, were initiated beginning in the third quarter of 2015 and are expected to continue through 2023.

Digital initiatives, including the relaunch of our website and the implementation of a B2B e-Commerce platform, which provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers, are expected to continue through 2023.

Operational excellence initiatives, including the implementation of best practices in branch operations which encompasses safety, merchandising, stocking and assortment, customer engagement, delivery, labor management, as well as branch systems automation and enhancement including the rollout of barcoding, are expected to continue through 2023.

Working Capital

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

Results of Operations

In the following discussion of our results of operations, we make comparisons among the 2020 Fiscal Year and the 2019 Fiscal Year.

Consolidated Statements of Operations

	December 30, 2019 to January 3, 2021		December 31, 2018 to December 29, 2019
	(in millions)
Net sales	$2,704.5	100.0%	$2,357.5	100.0%
Cost of goods sold	1,803.2	66.7%	1,584.3	67.2%
Gross profit	901.3	33.3%	773.2	32.8%
Selling, general and administrative expenses	728.2	26.9%	654.3	27.8%
Other income	6.7	0.2%	6.0	0.3%
Operating income	179.8	6.6%	124.9	5.3%
Interest and other non-operating expenses, net	31.0	1.1%	33.4	1.4%
Income tax expense	27.5	1.0%	13.8	0.6%
Net income	$121.3	4.5%	$77.7	3.3%

Comparison of the 2020 Fiscal Year to the 2019 Fiscal Year

    Net sales

    Net sales for the 2020 Fiscal Year increased 15% to $2,704.5 million as compared to $2,357.5 million for the 2019 Fiscal Year. Organic Daily Sales for the 2020 Fiscal Year increased 8% due to increased demand as consumers are spending more time at home and investing in their outdoor living spaces. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 9% reflecting strength in both the repair and upgrade and residential construction end markets. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 3%. Acquisitions contributed 6%, or $135.9 million, to Net sales growth.

    Cost of goods sold

    Cost of goods sold for the 2020 Fiscal Year increased 14% to $1,803.2 million from $1,584.3 million for the 2019 Fiscal Year. The increase in Cost of goods sold was primarily driven by the increased Net sales growth, including growth from acquisitions.

    Gross profit and gross margin

    Gross profit for the 2020 Fiscal Year increased 17% to $901.3 million as compared to $773.2 million for the 2019 Fiscal Year. Gross profit growth was primarily driven by the Net sales increase. Gross margin increased 50 basis points to 33.3% in the 2020 Fiscal Year as compared to 32.8% in the 2019 Fiscal Year. The improvement in gross margin primarily reflected lower freight costs and the contributions from acquisitions which carry higher gross margins.

    Selling, general and administrative expenses

    Selling, general and administrative expenses (“SG&A”) for the 2020 Fiscal Year increased 11% to $728.2 million from $654.3 million for the 2019 Fiscal Year. The increase in SG&A was primarily driven by additional costs associated with our growth including acquisitions. SG&A as a percentage of Net sales decreased to 26.9% for the 2020 Fiscal Year compared to 27.8% for the 2019 Fiscal Year. The decrease in SG&A as a percentage of Net sales was primarily due to operating leverage resulting from strong Organic Sales growth and solid cost management. Depreciation and amortization increased $7.7 million to $67.2 million primarily as a result of our acquisitions.

    Interest expense and other non-operating expense

    Interest expense and other non-operating expense decreased 7% to $31.0 million in the 2020 Fiscal Year from $33.4 million in the 2019 Fiscal Year. The decrease primarily reflected lower interest rates and lower average outstanding debt levels in the 2020 Fiscal Year as compared to the 2019 Fiscal Year.

    Income tax expense

    Income tax expense was $27.5 million during the 2020 Fiscal Year as compared to $13.8 million during the 2019 Fiscal Year. The effective tax rate was 18.5% for the 2020 Fiscal Year as compared to 15.1% for the 2019 Fiscal Year. The increase in the effective tax rate was due primarily to a decrease in excess tax benefits relative to Income before taxes for the 2020 Fiscal Year as compared to the 2019 Fiscal Year. Excess tax benefits of $10.9 million were recognized for the 2020 Fiscal Year as compared to $9.6 million for the 2019 Fiscal Year.

     Net income

    Net income for the 2020 Fiscal Year increased 56% to $121.3 million as compared to $77.7 million for the 2019 Fiscal Year. The increase in Net income was primarily attributable to our strong Net sales growth combined with our gross margin improvement and SG&A leverage.

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

(In millions except per share information and percentages, unaudited)
	2020 Fiscal Year					2019 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$2,704.5	$675.1	$751.9	$817.7	$459.8	$2,357.5	$535.0	$652.8	$752.4	$417.3
Cost of goods sold	1,803.2	452.8	501.8	531.6	317.0	1,584.3	365.0	437.6	494.4	287.3
Gross profit	901.3	222.3	250.1	286.1	142.8	773.2	170.0	215.2	258.0	130.0
Selling, general and administrative expenses	728.2	202.8	183.3	175.0	167.1	654.3	166.8	165.0	166.7	155.8
Other income	6.7	2.7	1.8	1.2	1.0	6.0	1.2	2.3	1.4	1.1
Operating income (loss)	179.8	22.2	68.6	112.3	(23.3)	124.9	4.4	52.5	92.7	(24.7)
Interest and other non-operating expenses	31.0	9.1	6.6	7.6	7.7	33.4	7.5	8.2	8.7	9.0
Income tax (benefit) expense	27.5	1.6	13.8	25.6	(13.5)	13.8	(5.6)	9.7	19.3	(9.6)
Net income (loss)	$121.3	$11.5	$48.2	$79.1	$(17.5)	$77.7	$2.5	$34.6	$64.7	$(24.1)
Net income (loss) per common share:
Basic	$2.83	$0.26	$1.11	$1.89	$(0.42)	$1.89	$0.06	$0.84	$1.57	$(0.59)
Diluted	$2.75	$0.25	$1.08	$1.83	$(0.42)	$1.82	$0.06	$0.81	$1.52	$(0.59)
Adjusted EBITDA(1)	$260.2	$43.9	$87.8	$132.1	$(3.6)	$201.1	$22.2	$70.5	$114.3	$(5.9)
Net sales as a percentage of annual Net sales	100.0%	25.0%	27.8%	30.2%	17.0%	100.0%	22.7%	27.7%	31.9%	17.7%
Gross profit as a percentage of annual Gross profit	100.0%	24.7%	27.8%	31.7%	15.8%	100.0%	22.0%	27.8%	33.4%	16.8%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	16.9%	33.7%	50.8%	(1.4)%	100.0%	11.0%	35.1%	56.8%	(2.9)%

_____________________________________

(1)    In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Annual Report on Form 10-K to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases, other non-cash items, financing fees, other fees and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:
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

•we consider (gains) losses on the acquisition, disposal, and impairment of assets as resulting from investing decisions rather than ongoing operations; and
•other significant non-recurring items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of our results.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions, unaudited)
	2020 Fiscal Year					2019 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$121.3	$11.5	$48.2	$79.1	$(17.5)	$77.7	$2.5	$34.6	$64.7	$(24.1)
Income tax (benefit) expense	27.5	1.6	13.8	25.6	(13.5)	13.8	(5.6)	9.7	19.3	(9.6)
Interest expense, net	31.0	9.1	6.6	7.6	7.7	33.4	7.5	8.2	8.7	9.0
Depreciation & amortization	67.2	18.2	16.3	16.4	16.3	59.5	14.8	14.6	14.7	15.4
EBITDA	247.0	40.4	84.9	128.7	(7.0)	184.4	19.2	67.1	107.4	(9.3)
Stock-based compensation(a)	10.6	2.7	2.6	2.8	2.5	11.7	2.0	2.5	5.4	1.8
(Gain) loss on sale of assets(b)	(0.4)	(0.2)	(0.4)	0.1	0.1	0.3	0.1	0.1	—	0.1
Acquisitions and other adjustments(c)	3.0	1.0	0.7	0.5	0.8	4.7	0.9	0.8	1.5	1.5
Adjusted EBITDA(d)	$260.2	$43.9	$87.8	$132.1	$(3.6)	$201.1	$22.2	$70.5	$114.3	$(5.9)
_____________________________________

(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents professional fees, retention and severance payments, and performance bonuses related to historical acquisitions. Although we have incurred professional fees, retention and severance payments, and performance bonuses related to acquisitions in several historical periods and expect to incur such fees and payments for any future acquisitions, we cannot predict the timing or amount of any such fees or payments.
(d)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(In millions, except Selling Days; unaudited)

	2020 Fiscal Year					2019 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$2,704.5	$675.1	$751.9	$817.7	$459.8	$2,357.5	$535.0	$652.8	$752.4	$417.3
Organic sales(a)	2,504.0	612.7	698.3	758.2	434.8	2,292.9	513.6	630.8	735.5	413.0
Acquisition contribution(b)	200.5	62.4	53.6	59.5	25.0	64.6	21.4	22.0	16.9	4.3
Selling Days	256	65	63	64	64	252	61	63	64	64
Organic Daily Sales	$9.8	$9.4	$11.1	$11.8	$6.8	$9.1	$8.4	$10.0	$11.5	$6.5

_____________________________________

(a)    Organic sales equals reported Net sales less Net sales from branches acquired in 2019 and 2020.
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
There were no revolving credit loans outstanding and our borrowing base capacity under the ABL Facility was $362.3 million as of January 3, 2021. As of December 29, 2019, there were $92.8 million of revolving credit loans outstanding and $263.4 million of borrowing base capacity under the ABL Facility. As of January 3, 2021, we had total cash and cash equivalents of $55.2 million, total gross long-term debt of $269.0 million and finance leases of $41.6 million.
Working capital was $483.0 million as of January 3, 2021, an increase of $28.0 million as compared to $455.0 million as of December 29, 2019. The change in working capital reflected our decision to increase cash on hand to enhance our financial flexibility in response to the ongoing COVID-19 pandemic and market uncertainty.
Capital expenditures of $18.6 million for the 2020 Fiscal Year were 0.7% of Net sales for the year. Capital expenditures have averaged $17.7 million annually from the 2018 Fiscal Year to the 2020 Fiscal Year representing an average of 0.7% of Net sales over this time period.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

	For the year
	December 30, 2019 to January 3, 2021	December 31, 2018 to December 29, 2019
	(in millions)
Net cash provided by (used in):
Operating activities	$229.4	$130.8
Investing activities	$(184.2)	$(91.9)
Financing activities	$(9.1)	$(37.3)
Cash flow provided by operating activities

Net cash provided by operating activities for the 2020 Fiscal Year was $229.4 million compared to $130.8 million for the 2019 Fiscal Year. The increase in operating cash flow reflected higher net income and improved working capital turnover. In addition, we deferred the payment of $12.2 million of qualifying employer payroll taxes in accordance with the CARES Act for the 2020 Fiscal Year.

Cash flow used in investing activities

Net cash used in investing activities for the 2020 Fiscal Year was $184.2 million compared to $91.9 million for the 2019 Fiscal Year. The increase was attributable to higher investments in acquisitions during the 2020 Fiscal Year. Capital expenditures of $18.6 million were $0.9 million lower in the 2020 Fiscal Year compared to $19.5 million in the 2019 Fiscal Year due to less investment in material handling equipment used in our branches.

Cash flow used in financing activities

Net cash used in financing activities was $9.1 million for the 2020 Fiscal Year compared to $37.3 million in the 2019 Fiscal Year. The decrease primarily reflected the proceeds from our Common Stock offering partially offset by the repayments of our Long-term debt during the 2020 Fiscal Year.

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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 3.75% as of January 3, 2021.
On September 30, 2020 and December 31, 2020, we paid down approximately $138.4 million and $31.0 million, respectively, of the Term Loan Facility principal with cash on hand. As a result of the repayments, unamortized debt issuance costs and discounts in the amount of $2.2 million were written off to expense for the year ended January 3, 2021.

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

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, providing for an ABL Facility in the amount of up to $375.0 million with the maturity date of February 1, 2024. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances on the ABL Facility as of January 3, 2021. The interest rate on outstanding balances was 3.21% as of December 29, 2019. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of January 3, 2021 and December 29, 2019, respectively.
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
    We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from the swap counterparties as an adjustment to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on our Consolidated Balance Sheets. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and amounts accumulated in AOCI will be reclassified to Interest and other non-operating expenses, net in the current period. To the extent the interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of the swaps in earnings.
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
Contractual Obligations
The following table presents our contractual obligations and commitments as of January 3, 2021:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-term debt, including current maturities(1)	$269.0	$2.8	$5.6	$260.6	$—
Interest on long-term debt(2)	55.0	19.2	27.3	8.5	—
Finance leases(3)	44.9	10.6	19.0	13.0	2.3
Operating leases(4)	322.5	61.7	104.4	64.6	91.8
Purchase obligations(5)	153.9	78.4	35.7	5.9	33.9
Total obligations and commitments	$845.3	$172.7	$192.0	$352.6	$128.0

_____________________________________

(1)    For additional information refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $5.5 million.
(2)    The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of January 3, 2021. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the Term Loan Facility. The projected interest payments only pertain to obligations and agreements outstanding as of January 3, 2021. Refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
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
(5)    Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. In addition, this table excludes purchase obligations of acquisitions made since January 3, 2021. For additional information refer to “Note 10. Commitments and Contingencies” in the notes to the consolidated financial statements.

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

    We have identified the following critical accounting policies and estimates that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial statements.

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

Inventory Valuation

    Product inventories represent our largest asset and are recorded at the lower of cost or net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of more than 130,000 SKUs and manage inventory at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last three months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

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
Intangibles assets with finite useful lives are amortized on an accelerated method or a straight-line of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. We consider the period of expected cash flows and the underlying data used to measure the fair value of the intangible assets when selecting a useful life. The majority of customer relationships are amortized on an accelerated method. Refer to Note 5 for more information regarding intangible assets amortization. The value of residual goodwill is not amortized but is tested at least annually for impairment as described in the following paragraphs.
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
•The ABL Facility bears interest (i) in the case of U.S. dollar-denominated loans, either at LIBOR or an alternate base rate, at our option, plus applicable borrowing margins and (ii) in the case of Canadian dollar denominated loans, either at the Bankers’ Acceptances Rate or the Canadian Prime Rate, at our option, plus applicable borrowing margins. The borrowing margins are defined by a pricing grid, as included in the ABL Facility agreement, based on average excess availability for the previous quarter.
•The Term Loan Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 2.75% or an alternate base rate plus a borrowing margin of 1.75% at the borrower’s election.
A 1% increase in interest rates on our variable-rate debt would not change our annual forecasted interest expense.
Credit Risk
We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers, and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 10% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 3% of gross receivables as of January 3, 2021.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended January 3, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company completed various acquisitions during the year ended January 3, 2021 for an aggregate purchase price of approximately $160.6 million. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $70.8 million. Management estimated the fair value of the customer relationship intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of customer relationship intangible assets required management to make significant estimates and assumptions, including the selection of the discount rates. Changes in the discount rates could have a significant impact on the fair value of customer relationship intangible assets.

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
•We tested the effectiveness of controls over the fair value of the customer relationship intangible assets, including management’s controls over the selection of the discount rates.

•For a sample of acquisitions, with the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:

1)Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
2)Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 3, 2021

We have served as the Company's auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	January 3, 2021	December 29, 2019
Assets
Current assets
Cash and cash equivalents	$55.2	$19.0
Accounts receivable, net of allowance for doubtful accounts of $9.1 and $8.3, respectively	292.8	283.4
Inventory, net	458.6	427.1
Income tax receivable	6.8	7.0
Prepaid expenses and other current assets	38.2	29.3
Total current assets	851.6	765.8

Property and equipment, net (Note 4)	130.0	104.9
Operating lease right-of-use assets, net (Note 6)	256.5	231.0
Goodwill (Note 5)	250.6	181.3
Intangible assets, net (Note 5)	196.3	150.6
Deferred tax assets (Note 1 and Note 9)	2.4	1.9
Other assets	8.3	7.8
Total assets	$1,695.7	$1,443.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$172.8	$162.2
Current portion of finance leases (Note 6)	9.2	6.7
Current portion of operating leases (Note 6)	54.6	48.6
Accrued compensation	69.2	39.7
Long-term debt, current portion (Note 8)	2.8	4.5
Accrued liabilities	60.0	49.1
Total current liabilities	368.6	310.8

Other long-term liabilities	25.3	13.2
Finance leases, less current portion (Note 6)	32.4	16.2
Operating leases, less current portion (Note 6)	208.3	186.3
Deferred tax liabilities (Note 1 and Note 9)	5.4	3.2
Long-term debt, less current portion (Note 1 and Note 8)	260.7	520.4
Total liabilities	900.7	1,050.1

Commitments and contingencies (Note 10)

Stockholders’ equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,300,380 and 41,591,727 shares issued, and 44,279,469 and 41,570,816 shares outstanding at January 3, 2021 and December 29, 2019, respectively	0.4	0.4
Additional paid-in capital	541.8	261.5
Retained earnings	259.1	137.8
Accumulated other comprehensive loss	(6.3)	(6.5)
Total stockholders’ equity	795.0	393.2
Total liabilities and stockholders’ equity	$1,695.7	$1,443.3
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Net sales	$2,704.5	$2,357.5	$2,112.3
Cost of goods sold	1,803.2	1,584.3	1,434.2
Gross profit	901.3	773.2	678.1

Selling, general and administrative expenses	728.2	654.3	578.8
Other income	6.7	6.0	8.0
Operating income	179.8	124.9	107.3

Interest and other non-operating expenses, net	31.0	33.4	32.1
Income before taxes	148.8	91.5	75.2
Income tax expense	27.5	13.8	1.3
Net income	$121.3	$77.7	$73.9

Net income per common share:
Basic	$2.83	$1.89	$1.83
Diluted	$2.75	$1.82	$1.73
Weighted average number of common shares outstanding:
Basic	42,858,691	41,218,843	40,488,196
Diluted	44,093,501	42,750,348	42,633,309

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Net income	$121.3	$77.7	$73.9
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	0.5	(0.8)
Unrealized gain (loss) on interest rate swaps, net of taxes of $0.1, $2.3, and $(0.2), respectively	(0.5)	(6.2)	0.3
Total other comprehensive income (loss)	0.2	(5.7)	(0.5)
Comprehensive income	$121.5	$72.0	$73.4

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	39,956.2	$0.4	$227.8	$(15.1)	$(0.3)	$212.8
Adjustment due to adoption of ASU 2014-09 (Note 1)	—	—	—	1.3	—	1.3
Net income	—	—	—	73.9	—	73.9
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Issuance of common shares under stock-based compensation plan	933.9	—	6.4	—	—	6.4
Stock-based compensation	—	—	7.9	—	—	7.9
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net income	—	—	—	77.7	—	77.7
Other comprehensive loss	—	—	—	—	(5.7)	(5.7)
Issuance of common shares under stock-based compensation plan	680.7	—	7.7	—	—	7.7
Stock-based compensation	—	—	11.7	—	—	11.7
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net income	—	—	—	121.3	—	121.3
Other comprehensive income	—	—	—	—	0.2	0.2
Issuance of common stock in public offering, net of issuance costs	2,150.0	—	261.7	—	—	261.7
Issuance of common shares under stock-based compensation plan	558.7	—	8.0	—	—	8.0
Stock-based compensation	—	—	10.6	—	—	10.6
Balance at January 3, 2021	44,279.5	$0.4	$541.8	$259.1	$(6.3)	$795.0
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Cash Flows from Operating Activities:
Net income	$121.3	$77.7	$73.9
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	29.4	25.1	21.5
Stock-based compensation	10.6	11.7	7.9
Amortization of software and intangible assets	37.8	34.4	30.8
Amortization of debt related costs	4.1	2.0	3.1
Loss on extinguishment of debt	—	0.4	0.7
(Gain) loss on sale of equipment	(0.4)	0.3	(0.4)
Deferred income taxes	0.4	(3.4)	(7.1)
Other	3.7	0.9	(0.6)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	2.8	6.1	(43.4)
Inventory	(7.9)	(3.0)	(38.5)
Income tax receivable	0.2	3.0	(6.0)
Prepaid expenses and other assets	(11.0)	7.5	(8.9)
Accounts payable	(4.3)	(29.0)	40.4
Accrued expenses and other liabilities	42.7	(2.9)	4.7
Net Cash Provided By Operating Activities	$229.4	$130.8	$78.1

Cash Flows from Investing Activities:
Purchases of property and equipment	(18.6)	(19.5)	(14.9)
Purchases of intangible assets	(7.2)	(1.9)	(5.0)
Acquisitions, net of cash acquired	(159.4)	(71.5)	(147.7)
Proceeds from the sale of property and equipment	1.0	1.0	3.5
Net Cash Used In Investing Activities	$(184.2)	$(91.9)	$(164.1)

Cash Flows from Financing Activities:
Equity proceeds from common stock	271.5	8.4	6.7
Borrowings under term loan	—	—	447.4
Repayments under term loan	(172.8)	(4.5)	(350.3)
Borrowings on asset-based credit facility	285.4	273.7	406.0
Repayments on asset-based credit facility	(378.2)	(304.0)	(410.0)
Payments of debt issue costs	—	(0.9)	(2.4)
Payments on finance lease obligations	(8.5)	(6.5)	(6.2)
Payments of acquisition related contingent obligations	(4.8)	(3.0)	(4.0)
Other financing activities	(1.7)	(0.5)	(0.4)
Net Cash (Used In) Provided By Financing Activities	$(9.1)	$(37.3)	$86.8

Effect of exchange rate on cash	0.1	0.1	(0.2)
Net Change In Cash	36.2	1.7	0.6

Cash and cash equivalents:
Beginning	19.0	17.3	16.7
Ending	$55.2	$19.0	$17.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$27.3	$30.3	$26.2
Cash paid during the year for income taxes	$25.2	$16.0	$14.5

See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and less than five percent of total assets in Canada for all periods presented. As of January 3, 2021, the Company had over 570 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

Stock Offering

On August 3, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), relating to an underwritten public offering of 2,150,000 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”). Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 322,500 shares of Common Stock. The Underwriter did not exercise the option to purchase additional shares of Common Stock. The aggregate proceeds to the Company from the sale of shares of Common Stock in the offering were approximately $262.3 million before expenses of approximately $0.6 million. The offering closed on August 6, 2020. The Company has used a portion of the proceeds and intends to use the remaining net proceeds from the offering for general corporate purposes, which may include the acquisition of companies or businesses, the repayment and refinancing of debt, working capital and capital expenditures.

The shares of Common Stock sold in the offering were issued pursuant to an automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-240295) and the related prospectus that was filed with the Securities and Exchange Commission (“SEC”) on August 3, 2020, and a related prospectus supplement, dated August 3, 2020.

COVID-19 Pandemic

As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, and deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the year ended January 3, 2021; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company has deferred the payment of qualifying employer payroll taxes which are required to be paid over two years, with 50 percent to be paid by December 31, 2021 and the remainder by December 31, 2022. As of January 3, 2021, the Company deferred $12.2 million of qualifying employer payroll taxes of which $6.1 million is included in Accrued compensation and $6.1 million is included in Other long-term liabilities in the Consolidated Balance Sheets, and $12.2 million is included in Accrued expenses and other liabilities within the Changes in operating assets and liabilities, net of the effects of acquisitions in the Consolidated Statements of Cash Flows.
Basis of Financial Statement Presentation
Holdings indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (referred to herein as “Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (referred to herein as “Landscape”). Prior to the transaction described below, Deere & Company (“Deere”) was the sole owner of SiteOne Landscape Supply Holding, LLC.
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
The Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for the Company are presented for the fiscal years ended January 3, 2021, December 29, 2019, and December 30, 2018. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The years ended January 3, 2021, December 29, 2019, and December 30, 2018 included 53 weeks, 52 weeks, and 52 weeks, respectively.

Cash and cash equivalents: Cash and cash equivalents include primarily cash on deposit with banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts. Cash and cash equivalents also include unsettled credit card transactions.
Accounts receivable: The Company carries accounts receivable at the original invoice amount, less any charge-offs and the allowance for credit losses and doubtful accounts. Allowances for credit losses and doubtful accounts are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions, credit risk quality, and reasonable supportable forecasts. Receivables are written-off to the allowance when an account is considered uncollectible.
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Beginning balance	$8.3	$5.9	$4.7
Provision (reduction) for allowance	3.0	5.9	2.9
Write-offs, net of recoveries	(2.2)	(3.5)	(1.7)
Ending balance	$9.1	$8.3	$5.9
Inventory: The majority of the Company’s inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was approximately $7.9 million and $8.0 million as of January 3, 2021 and December 29, 2019, respectively.

Property and equipment, net: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on property and equipment using the straight-line method over the estimated useful lives of the assets, as noted below. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease terms. The amortization of the right-of-use (“ROU”) assets under finance leases, which prior to fiscal year 2019 were known as capital leases, is included in amortization expense. Expenditures for replacement or major renewals of significant items are capitalized. Expenditures for maintenance, repairs, and minor renewals are generally charged to expense as incurred.

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
With the issuance of Accounting Standards Update 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in January 2017, the impairment test is a single-step process. The process requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted ASU 2017-04 in July 2017 with its annual goodwill impairment test. No impairment of goodwill has occurred during the periods presented. Refer to Note 5 for a more detailed description of goodwill.
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
If the recoverability test indicates the asset group balances are not recoverable, the Company would recognize an impairment charge to reduce the long-lived asset balances based on the fair value of the asset group. The amount of such impairment would be charged to operations in the current period. There were no impairment charges recognized during the years ended January 3, 2021, December 29, 2019, and December 30, 2018.
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
Interest Rate Swaps: The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company is party to various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on the borrowings under the Term Loan Facility. The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The forward-starting interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. If it becomes probable the forecasted transactions will not occur, the hedge relationship will be de-designated and amounts accumulated in AOCI will be reclassified to Interest and other non-operating expenses, net in the current period. Future changes in the fair value of derivatives not designated as hedging instruments will be reported in Interest and other non-operating expenses, net in the Consolidated Statements of Operations.
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
Warranty reserves: Provisions for estimated warranty costs for the return of nursery products are provided for in the same period the related sales are recorded. The Company offers product warranties on selected nursery items. The warranty reserve is based on historical and current trends. The warranty reserve included in Accrued liabilities was approximately $0.1 million and $0.2 million as of January 3, 2021 and December 29, 2019, respectively.
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
Advertising costs: Advertising costs are charged to expense as incurred and were approximately $4.7 million, $3.3 million, and $3.1 million, during the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.
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

Stock-based compensation expense for restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of option awards. The exercise price of option awards is set to equal the value of the common stock at the date of the grant. The following weighted-average assumptions are also used to calculate the estimated fair value of option awards:

•Expected volatility: The expected volatility of the Company’s shares is estimated using the historical stock price volatility over the most recent period commensurate with the estimated expected term of the awards.

•Expected term: For employee stock option awards, the Company determines the weighted average expected term equal to the weighted period between the vesting period and the contract life of all outstanding options.

•Dividend yield: The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

•Risk-free interest rate: The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the estimated expected term of the awards.

Refer to Note 7 for further details regarding stock-based compensation.
Other income: Other income consists primarily of financing charges, net gain/loss on sale of assets, foreign currency gain/loss, and the fair value adjustments of acquisition related contingent obligations.
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
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, which included several changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%. The reduced tax rate is reflected in the Company’s Income tax expense for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. In March 2020, the CARES Act was enacted. The CARES Act included several changes to existing U.S. tax laws that impacted the Company, most notably the 2019 and 2020 change to the limitation on U.S. interest deductibility based on 50% of adjusted taxable income, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property. Refer to Note 9 for further information pertaining to income taxes.

Foreign currency translation: The functional currency for the Company’s Canadian operations is the Canadian dollar, the local currency. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at average exchange rates for the period. The gains or losses from these translations are recorded in other comprehensive income (loss). Gains or losses recognized on transactions denominated in a currency other than the functional currency are included in Other income.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended existing revenue recognition standards and established a new Accounting Standards Codification (“ASC”) Topic 606. The core principle of this amendment was that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The Company adopted ASU 2014-09 and related amendments in the first quarter of fiscal year 2018 using the modified retrospective transition method. The Company concluded that it had substantially similar performance obligations under the amended guidance as compared with deliverables and units of account previously recognized. Additionally, the Company made policy elections within the amended standard that are consistent with its current accounting. The adoption of ASU 2014-09 resulted in additional revenue recognition disclosures (refer to Note 2), and had an immaterial impact on the timing of revenue recognition related to its customer loyalty rewards program. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings in the first quarter of 2018. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which amended existing guidance to require entities to recognize income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 required adoption using a modified retrospective method. The Company adopted ASU 2016-16 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-16 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which required restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Transfers between cash and cash equivalents and restricted cash or restricted cash equivalents are not reported as cash flow activities in the statement of cash flows. ASU 2016-18 required adoption using a retrospective transition method. The Company adopted ASU 2016-18 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarified the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 provided a screen to determine when an integrated set of assets and activities (collectively a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. ASU 2017-01 required adoption on a prospective basis. The Company adopted ASU 2017-01 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification” (“ASU 2017-09”), which clarified and reduced both diversity in practice and cost and complexity when applying the guidance in Topic 718 when changes to the terms or conditions of a share-based payment award occurred. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 required adoption on a prospective basis. The Company adopted ASU 2017-09 when it became effective in the first quarter of fiscal year 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which was effective immediately. ASU 2018-05 added various SEC paragraphs pursuant to the issuance in December 2017 of Staff Accounting Bulletin No. 118 (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allowed disclosure that some or all of the income tax effects from the 2017 Tax Act were incomplete by the due date of the financial statements and requested entities to provide a reasonable estimate if possible. In fiscal year 2017, the Company recorded provisional amounts for the income tax effects of the 2017 Tax Act. In fiscal year 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” amended by subsequent ASUs (collectively “ASC 842”), which superseded the guidance for recognition, measurement, presentation and disclosures of lease arrangements. The amended standard requires recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use (“ROU”) asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the ROU asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 when it became effective in the first quarter of fiscal year 2019 using a modified transition approach under which prior comparative periods were not adjusted. The Company elected the package of practical expedients, which permitted not reassessing its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company made the election for certain classes of underlying assets to not separate non-lease components from lease components. However, the Company did not elect the lease term hindsight practical expedient. For leases less than 12 months, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities as permitted by the guidance. The adoption of the new standard had a material impact on the Company’s Consolidated Balance Sheets, but an immaterial impact on its Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The FASB provided ongoing guidance on certain accounting and tax effects of the legislation in the 2017 Tax Act, which was enacted in December 2017. ASU 2018-02 allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The amendments in ASU 2018-02 also required certain disclosures about stranded tax effects. The Company adopted ASU 2018-02 when it became effective in the first quarter of fiscal year 2019. The Company elected not to reclassify stranded tax effects resulting from the 2017 Tax Act. The adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”) which amended ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amended ASC 350 and clarified that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. The ASU did not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities were permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company early adopted the amended guidance on a prospective application basis during the first quarter of fiscal year 2019. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 clarified or improved the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” amended by subsequent ASUs (collectively, “ASU 2016-13”), which changed the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also required enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The Company adopted the amended guidance when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) which changed the fair value measurement disclosure requirements of ASC 820. The ASU added new disclosure requirements and eliminated and modified existing disclosure requirements. Entities are no longer required to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, but entities are required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements and related disclosures.
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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category:

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Landscaping products(a)	$1,980.9	$1,670.7	$1,468.4
Agronomic and other products(b)	723.6	686.8	643.9
	$2,704.5	$2,357.5	$2,112.3
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
As of January 3, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.7 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of January 3, 2021 and December 29, 2019, contract liabilities were $5.7 million and $6.5 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended January 3, 2021 is primarily a result of the $9.9 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3. Acquisitions
From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company made various acquisitions during the years ended January 3, 2021, December 29, 2019, and December 30, 2018. The following acquisitions had an aggregate purchase price of approximately $160.6 million, $70.7 million, $148.9 million, and deferred contingent consideration of approximately $12.4 million, $6.4 million, and $5.7 million, for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. The aggregate assets acquired were approximately $129.1 million, $69.5 million, and $142.2 million, aggregate liabilities assumed were approximately $26.9 million, $22.1 million, and $29.3 million, and excess purchase price attributed to goodwill acquired were approximately $70.8 million, $29.7 million, and $41.7 million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. The Company has completed the acquisition accounting for each acquisition made during the 2018 Fiscal Year, the 2019 Fiscal Year, and the acquisitions of Wittkopf Landscape Supply in January 2020, Empire Supplies in January 2020, The Garden Dept. Corp. in January 2020, and Big Rock Natural Stone and Hardscapes, Inc. in March 2020. The Company has recorded the preliminary acquisition accounting for the remaining acquisitions completed during the 2020 Fiscal Year at their estimated fair values as of the respective acquisition dates.

•In December 2020, the Company acquired the assets and assumed the liabilities of Stone Center of Richmond, LLC and Stone Center of Fredericksburg, LLC (collectively, “Stone Center of Virginia”). With two locations in the Richmond and Fredericksburg, Virginia markets, Stone Center of Virginia is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.

•In December 2020, the Company acquired the assets and assumed the liabilities of Dirt and Rock, LLC (“Dirt and Rock”). With one location in the greater Atlanta, Georgia market, Dirt and Rock is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.

•In December 2020, the Company acquired the assets and assumed the liabilities of Alpine Materials (“Alpine”). With one location in the greater Dallas, Texas market, Alpine is a distributor of mulches, soils, and hardscape materials to landscape professionals.

•In October 2020, the Company acquired the assets and assumed the liabilities of Hedberg Supply (“Hedberg”). With two locations in the Twin Cities, Minnesota market, Hedberg is a distributor of hardscapes, nursery, and landscape supplies to landscape professionals.

•In October 2020, the Company acquired the assets and assumed the liabilities of BURNCO Landscape Centres Inc. (“BURNCO”). With 12 locations in the three Canadian provinces of British Columbia, Alberta, and Saskatchewan, BURNCO is a distributor of hardscapes and landscape supplies to landscape professionals.

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

•In December 2018, the Company acquired the assets and assumed the liabilities of All Around Landscape Supply and Santa Ynez Stone & Topsoil (“All Around”). With four locations in Santa Barbara County, California, All Around is a market leader in the distribution of irrigation, hardscapes, and landscape supplies to landscape professionals.

•In October 2018, the Company acquired the assets and assumed the liabilities of C&C Sand and Stone (“C&C”). With four locations in Colorado, C&C is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In July 2018, the Company acquired the assets and assumed the liabilities of Central Pump & Supply, Inc. d/b/a CentralPro (“CentralPro”). With 11 locations throughout Central Florida, CentralPro is a market leader in the distribution of irrigation, lighting, and drainage products to landscape professionals.

•In July 2018, the Company acquired the assets and assumed the liabilities of Stone Center LC (“Stone Center”). With one location in Manassas, Virginia, Stone Center is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In July 2018, the Company acquired the outstanding stock of Koppco, Inc. and Kirkwood Material Supply, Inc. (collectively “Kirkwood”). With eight locations in the St. Louis, Missouri metropolitan area, Kirkwood is a market leader in the distribution of hardscapes and nursery supplies to landscape professionals.

•In July 2018, the Company acquired the outstanding stock of LandscapeXpress, Inc. (“Landscape Express”). With four locations in the Boston, Massachusetts metropolitan area, Landscape Express is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals.

•In June 2018, the Company acquired the assets and assumed the liabilities of Southwood Valley Turf II, Ltd, d/b/a All American Stone and Turf (“All American”). With one location in College Station, Texas, All American is a market leader in the distribution of hardscapes and landscape supplies to landscape professionals in East Texas.

•In June 2018, the Company acquired the outstanding stock of Auto-Rain Supply Inc. (“Auto-Rain”). With five locations in Washington and Idaho, Auto-Rain is a market leader in the distribution of irrigation and related products to landscape professionals.

•In May 2018, the Company acquired the assets and assumed the liabilities of Landscaper’s Choice Wholesale Nursery and Supply (“Landscaper’s Choice”). With two locations in Naples and Bonita Springs, Florida, Landscaper’s Choice is a market leader in wholesale nursery distribution.

•In April 2018, the Company acquired the assets and assumed the liabilities of Northwest Marble & Terrazzo Co. (“Terrazzo”). With two locations in Bellevue and Marysville, Washington, Terrazzo is a market leader in the distribution of natural stone and hardscapes material to landscape professionals.

•In March 2018, the Company acquired the assets and assumed the liabilities of the distribution locations of Village Nurseries Landscape Centers (“Village”). With three locations in Orange, Huntington Beach, and Sacramento, California, Village is a market leader in wholesale nursery distribution.

•In February 2018, the Company acquired the outstanding stock of Atlantic Irrigation Specialties, Inc. and the limited liability company interests of Atlantic Irrigation South, LLC (collectively, “Atlantic”). With 33 locations in 12 states within the Eastern U.S. and two provinces in Eastern Canada, Atlantic is a market leader in the distribution of irrigation, lighting, drainage, and landscaping equipment to green industry professionals.

•In January 2018, the Company acquired the assets and assumed the liabilities of Pete Rose, Inc. (“Pete Rose”). With one location in Richmond, Virginia, Pete Rose is a market leader in the distribution of natural stone and hardscapes material to landscape professionals.

These transactions were accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates.

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in millions):

	January 3, 2021	December 29, 2019
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	31.0	25.5
Branch equipment	58.6	47.9
Office furniture and fixtures and vehicles:
Office furniture and fixtures	22.4	21.4
Vehicles	32.0	30.2
Finance lease right-of-use assets	64.5	46.3
Tooling	0.1	0.1
Construction in process	5.3	2.9
Total Property and equipment, gross	233.9	194.3
Less: accumulated depreciation and amortization	103.9	89.4
Total Property and equipment, net	$130.0	$104.9
Amortization of finance ROU assets and depreciation expense was approximately $29.4 million and $25.1 million for the years ended January 3, 2021 and December 29, 2019 respectively, and depreciation expense was $21.5 million for the year ended December 30, 2018.
Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at January 3, 2021 and December 29, 2019 were approximately $12.9 million and $10.9 million, less accumulated amortization of approximately $9.4 million and $7.4 million, respectively. Amortization of these software costs was approximately $2.1 million, $2.1 million and $2.1 million for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.

Note 5. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the years ended January 3, 2021 and December 29, 2019 are as follows (in millions):

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Beginning balance	$181.3	$148.4
Goodwill acquired during the year	70.8	29.7
Goodwill adjusted during the year	(1.5)	3.2
Ending balance	$250.6	$181.3
Additions to goodwill during the years ended January 3, 2021 and December 29, 2019 related to the acquisitions during the 2020 Fiscal Year and the 2019 Fiscal Year as described in Note 3. There have been no impairments of the Company’s goodwill for the years ended January 3, 2021 and December 29, 2019.
Intangible Assets
The following table summarizes the components of intangible assets (in millions):

		January 3, 2021			December 29, 2019
	Weighted Average Remaining Useful Life (in Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.3 years	$340.5	$156.9	$183.6	$267.9	$124.4	$143.5
Trademarks and other	3.8 years	25.8	13.1	12.7	17.0	9.9	7.1
Total intangibles		$366.3	$170.0	$196.3	$284.9	$134.3	$150.6
During the year ended January 3, 2021, the Company recorded $81.4 million of intangible assets, including $72.6 million in Customer relationship intangibles and $8.8 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $70.8 million and $8.6 million, respectively, as a result of the acquisitions completed in 2020 as described in Note 3. Adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period of Customer relationship intangibles and Trademarks and other intangibles were $1.8 million and $0.2 million, respectively.
During the year ended December 29, 2019, the Company recorded $27.3 million of intangible assets, including $24.9 million in Customer relationship intangibles and $2.4 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $27.1 million and $2.3 million, respectively, as a result of the acquisitions completed in 2019 as described in Note 3. Adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period of Customer relationship intangibles and Trademarks and other intangibles were $(2.2) million and $0.1 million, respectively.
The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.
Amortization expense for intangible assets for the years ended January 3, 2021, December 29, 2019 and December 30, 2018 was approximately $35.7 million, $32.3 million, and $28.7 million, respectively.

Total future amortization estimated as of January 3, 2021, is as follows (in millions):

Fiscal year ending:
2021	$39.5
2022	32.5
2023	26.3
2024	20.8
2025	16.4
Thereafter	60.8
Total future amortization	$196.3

Note 6. Leases

The components of lease expense were as follows (in millions):

Lease cost	Classification	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$9.1	$6.7
Interest on lease liabilities	Interest and other non-operating expenses, net	1.3	0.8
Operating lease cost	Cost of goods sold	3.1	3.2
Operating lease cost	Selling, general and administrative expenses	64.8	60.1
Short-term lease cost	Selling, general and administrative expenses	1.9	1.5
Variable lease cost	Selling, general and administrative expenses	0.6	0.7
Sublease income	Selling, general and administrative expenses	(1.0)	(0.6)
Total lease cost		$79.8	$72.4

Supplemental cash flow information related to leases was as follows (in millions):

Other information	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$1.3	$0.8
Operating cash flows from operating leases	$66.0	$62.2
Financing cash flows from finance leases	$8.5	$6.5
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$27.4	$15.0
Operating leases	$79.9	$76.3

The aggregate future lease payments for operating and finance leases as of January 3, 2021 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2021	$61.7	$10.6
2022	57.7	9.8
2023	46.7	9.2
2024	37.1	8.0
2025	27.5	5.0
Thereafter	91.8	2.3
Total lease payments	322.5	44.9
Less: interest	59.6	3.3
Present value of lease liabilities	$262.9	$41.6

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	January 3, 2021
Weighted-average remaining lease term (years)
Finance leases	4.7
Operating leases	6.9
Weighted-average discount rate
Finance leases	3.5%
Operating leases	5.4%

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $9.6 million, $8.5 million and $7.5 million for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves $2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan remain outstanding and continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, the 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards, subject to certain exceptions. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, the 2016 Plan, or the Stock Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the 2020 Plan is $2,155,280 shares, of which 2,148,596 remain available as of January 3, 2021.

The stock options and RSUs granted to employees vest over a four-year period at 25% per year. The DSUs granted to non-employee directors vest immediately but settlement is deferred until termination of the director’s service on the board or until a change of control of the Company. Stock options and RSUs expire 10 years after the date of grant. PSUs granted to employees vest upon the achievement of the performance conditions, over a three-year period, measured by the growth of the Company’s pre-tax income plus amortization relative to a select peer group, subject to adjustment based upon the application of a return on invested capital modifier.

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
The estimated grant-date fair value of stock options is calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	January 3, 2021	December 29, 2019	December 30, 2018
Risk-free interest rate	1.50%	2.52%	2.77%
Expected dividends	—	—	—
Expected volatility	22%	25%	25%
Expected term (in years)	6.25	6.25	6.25

The following table summarizes the information about stock options as of and for the years ended January 3, 2021 and December 29, 2019:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 30, 2018	2,463.5	$20.87	6.30	$91.5
Granted	297.4	52.51
Exercised	(659.9)	12.74
Expired or forfeited	(102.2)	51.94
Outstanding as of December 29, 2019	1,998.8	$26.67	5.98	$127.5
Granted	139.9	102.38
Exercised	(528.0)	18.55
Expired or forfeited	(15.4)	54.63
Outstanding as of January 3, 2021	1,595.3	$35.73	5.60	$196.0
Exercisable as of January 3, 2021	1,076.3	19.41	4.49	149.8
Unvested and expected to vest after January 3, 2021	519.0	$69.57	7.87	$46.2

The following table summarizes other stock-based compensation award activities for the years ended January 3, 2021 and December 29, 2019:

	RSUs	DSUs	PSUs
Outstanding as of December 29, 2019	148.5	32.8	28.4
Granted	78.8	8.2	16.9
Exercised/Vested/Settled	(48.3)	—	—
Expired or forfeited	(4.9)	—	(1.1)
Outstanding as of January 3, 2021	174.1	41.0	44.2

The weighted average grant date fair value of awards granted during the year ended January 3, 2021 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$26.06
RSUs	$101.87
DSUs	$87.36
PSUs	$101.87

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Stock options	$4.7	$7.8
RSUs	4.1	2.5
DSUs	0.8	0.9
PSUs	1.0	0.5
Total stock-based compensation	$10.6	$11.7

A summary of unrecognized stock-based compensation expense as of January 3, 2021 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$6.7	2.28
RSUs	$9.6	2.70
DSUs	$0.3	0.94
PSUs	$1.7	1.72

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	January 3, 2021	December 29, 2019
ABL facility	$—	$92.8
Term loan facility	269.0	441.8
Total gross long-term debt	269.0	534.6
Less: unamortized debt issuance costs and discounts on debt	(5.5)	(9.7)
Total debt	$263.5	$524.9
Less: current portion	(2.8)	(4.5)
Total long-term debt	$260.7	$520.4

ABL Facility:
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape,” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $362.3 million and $263.4 million as of January 3, 2021 and December 29, 2019, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances on the ABL Facility as of January 3, 2021. The interest rate on the outstanding ABL Facility balance was 3.21% as of December 29, 2019. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of January 3, 2021 and December 29, 2019, respectively.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: fundamental changes, dividends and distributions, acquisitions, collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, limitations on indebtedness and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of January 3, 2021, the Company is in compliance with all of the ABL Facility covenants.

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

The Tranche E Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate (as defined in the Term Loan Facility) plus an applicable margin equal to 2.75% or (ii) an alternative base rate plus an applicable margin equal to 1.75%. The other terms of the Tranche E Term Loans are generally the same as the terms applicable to the previously existing term loans under the Term Loan Facility, provided that certain terms of the Term Loan Facility were modified by the Fourth Amendment. The interest rate on the outstanding balance was 3.75% as of January 3, 2021.
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
The Term Loan Facility is payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche E Term Loans until the maturity date. In addition, the Term Loan Facility is subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Term Loan Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $10.0 million and the secured leverage ratio is greater than 3.00 to 1.00. As of January 3, 2021, the Company is in compliance with all of the Term Loan Facility covenants.
On September 30, 2020 and December 31, 2020, the Company paid down approximately $138.4 million and $31.0 million, respectively, of the Term Loan Facility principal with cash on hand. As a result of the repayments, unamortized debt issuance costs and discounts in the amount of $2.2 million were charged to interest expense for the year ended January 3, 2021.
During the years ended January 3, 2021, December 29, 2019 and December 30, 2018, the Company incurred total interest expenses of $31.0 million, $33.4 million, and $32.1 million, respectively, of which $25.9 million, $30.1 million, and $27.1 million, respectively, related to interest on the ABL Facility and the Term Loan Facility. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the refinancing and amendments of the Term Loan Facility and ABL Facility, unamortized debt issuance costs and discounts in the amount of $0.4 million and $0.7 million, were written off to expense, and new discounts and debt issuance costs of $0.9 million and $2.4 million, were capitalized during the years ended December 29, 2019 and December 30, 2018, respectively. There were no refinancing or amendments of the Term Loan Facility and the ABL Facility for the year ended January 3, 2021. Amortization expense related to debt issuance costs and discounts was $4.1 million, $2.0 million, and $3.1 million for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively. The remaining $1.0 million, $0.9 million, and $1.2 million of interest expense is primarily related to finance leases partially offset by interest income for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.

Maturities of long-term debt outstanding, in principal amounts at January 3, 2021 are summarized below (in millions):

Fiscal year:
2021	$2.8
2022	2.8
2023	2.8
2024	260.6
2025	—
Total	$269.0

Interest Rate Swaps
The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company is party to various forward-starting interest rate swap contracts to convert the variable interest rate to a fixed interest rate on the borrowings under the Term Loan Facility.
The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. If it becomes probable the forecasted transactions will not occur, the hedge relationship will be de-designated and amounts accumulated in AOCI will be reclassified to Interest and other non-operating expenses, net in the current period. As a result of the principal repayments of the Term Loan Facility on September 30, 2020 and December 31, 2020, the Company de-designated the hedging relationship for all of Forward-starting interest rate swap 6 and a portion of Forward-starting interest rate swap 5. The swaps were not terminated; however, hedge accounting was discontinued since these swaps were no longer designated as hedging instruments. Because the interest payments related to the repaid principal amounts were no longer probable of occurring, accumulated losses in the amount of $1.1 million were reclassified into income for the year ended January 3, 2021, which were included in Interest and other non-operating expenses, net in the Consolidated Statements of Operations and in Accrued expenses and other liabilities within Changes in operating assets and liabilities, net of the effects of acquisitions in the Consolidated Statements of Cash Flows.

The following table provides additional details related to the swap contracts designated as hedging instruments as of January 3, 2021:

Derivatives designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Forward-starting interest rate swap 1	June 30, 2017	March 11, 2019	June 11, 2021	$58.0	2.1345%	Cash flow
Forward-starting interest rate swap 2	June 30, 2017	March 11, 2019	June 11, 2021	116.0	2.1510%	Cash flow
Forward-starting interest rate swap 3	December 17, 2018	July 14, 2020	January 14, 2024	34.0	2.9345%	Cash flow
Forward-starting interest rate swap 4	December 24, 2018	January 14, 2019	January 14, 2023	50.0	2.7471%	Cash flow
Forward-starting interest rate swap 5	December 26, 2018	January 14, 2019	January 14, 2023	10.3	2.7250%	Cash flow

The following table provides additional details related to the swap contracts not designated as hedging instruments as of January 3, 2021:

Derivatives not designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 5	December 26, 2018	January 14, 2019	January 14, 2023	$79.7	2.7250%
Forward-starting interest rate swap 6	May 30, 2019	July 15, 2019	January 14, 2023	70.0	2.1560%

The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of January 3, 2021 and December 29, 2019 (in millions):

	Derivative Liabilities
	January 3, 2021		December 29, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$2.2	Accrued liabilities	$2.1
	Other long-term liabilities	2.6	Other long-term liabilities	5.3

Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$1.7	Accrued liabilities	$—
	Other long-term liabilities	2.6	Other long-term liabilities	—
Total derivatives		$9.1		$7.4
There were no derivative assets for the respective periods presented.

As of January 3, 2021, the fair value of the interest rate swaps designated as hedging instruments in the amount of $6.0 million, net of taxes, was recorded in Accumulated other comprehensive loss. To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the year ended January 3, 2021, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the interest rate swap contracts maturing and expected to be reclassified to earnings during the next twelve months was $2.0 million as of January 3, 2021. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the years ended January 3, 2021 and December 29, 2019 (in millions):

	January 3, 2021			December 29, 2019
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income

Interest rate contracts	$(0.6)	Interest and other non-operating expenses, net	$(4.1)	$(8.5)	Interest and other non-operating expenses, net	$(0.1)

The table below details gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the years ended January 3, 2021 and December 29, 2019 (in millions):

		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	January 03, 2021	December 29, 2019	January 03, 2021	December 29, 2019

Interest rate contracts	Interest and other non-operating expenses, net	$(1.1)	$—	$(0.6)	$—

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
Note 9. Income Taxes

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act included several changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, a global intangible low-taxed income (“GILTI”) provision which requires U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets, and a limitation on U.S. interest deductibility based on 30% of adjusted taxable income. In fiscal year 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act. In March 2020, the CARES Act was enacted. The CARES Act included several changes to existing U.S. tax laws that impacted the Company, most notably the 2019 and 2020 change to the limitation on U.S. interest deductibility based on 50% of adjusted taxable income, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property.
Components of Income before taxes were as follows (in millions):

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
U.S.	$144.5	$87.5	$71.8
Foreign	4.3	4.0	3.4
Total	$148.8	$91.5	$75.2

 Components of Income tax expense were as follows (in millions):

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Current income tax expense
U.S. federal	$19.2	$11.7	$4.8
U.S. state and local	7.5	4.4	2.6
Foreign	0.4	1.1	1.0
Total current	27.1	17.2	8.4
Deferred income tax (benefit) expense
U.S. federal	0.8	(2.0)	(4.8)
U.S. state and local	(0.8)	(1.3)	(2.3)
Foreign	0.4	(0.1)	—
Total deferred	0.4	(3.4)	(7.1)
Total	$27.5	$13.8	$1.3
The Company’s effective tax rate was 18.5%, 15.1%, and 1.7% for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. The following table provides a reconciliation of income tax expense (benefit) at the statutory U.S. federal tax rate to actual income tax expense (benefit) for the periods presented (in millions):

	For the year December 30, 2019 to January 3, 2021		For the year December 31, 2018 to December 29, 2019		For the year January 1, 2018 to December 30, 2018
U.S. federal statutory expense	$31.2		$19.2		$15.8
State and local income taxes, net	5.1	*	2.2	*	(0.2)	*
Excess tax benefits	(8.9)		(7.7)		(13.2)
Enactment of 2017 Tax Act - deferred tax re-measurement, net	—		—		(0.1)
Enactment of 2017 Tax Act - transition tax	—		—		(1.0)
Transaction costs	—		—		0.2
Other, net	0.1		0.1		(0.2)
Income tax expense	$27.5		$13.8		$1.3
* Includes excess tax benefits pursuant to ASU 2016-09 of $(2.0) million, $(1.9) million and $(3.1) million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.

Undistributed earnings of the Company’s foreign subsidiaries approximate $18.5 million as of January 3, 2021. Those earnings are considered indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes, state and local income taxes, and withholding taxes payable to the foreign country. From a U.S. income tax perspective, however, the Company expects to claim a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.9 million may be payable upon remittance of all previously unremitted earnings as of January 3, 2021.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	January 3, 2021	December 29, 2019
Deferred tax assets:
Net operating losses	$4.8	$6.2
Allowance for uncollectible accounts	5.5	4.9
Inventory	2.7	2.7
Reserve for sales bonuses	—	4.2
Accrued compensation	2.4	2.0
Stock compensation	4.7	4.6
Deferred employer payroll taxes	3.1	—
Environmental reserve	0.6	0.6
Deferred transaction costs	2.0	2.0
Operating lease liabilities	68.4	60.6
Interest rate swaps	2.3	1.9
Other	1.7	1.5
Total gross deferred tax assets	98.2	91.2
Valuation allowance	(4.5)	(4.6)
Total net deferred tax assets	93.7	86.6
Deferred tax liabilities:
Fixed assets and land	(17.8)	(12.0)
Intangible assets	(4.9)	(10.9)
Goodwill	(6.5)	(4.7)
Deferred financing costs	(0.3)	(1.1)
Operating lease right-of-use assets	(65.5)	(58.0)
Other	(1.7)	(1.2)
Total deferred tax liabilities	(96.7)	(87.9)
Net deferred tax liabilities	$(3.0)	$(1.3)

Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	January 3, 2021	December 29, 2019
U.S. state and local net deferred tax assets	$2.4	$1.7
Foreign net deferred tax assets	—	0.2
U.S. state and local and foreign net deferred tax assets	2.4	1.9

U.S. federal net deferred tax liabilities	(5.2)	(3.2)
Foreign net deferred tax liabilities	(0.2)	—
U.S. federal and foreign net deferred tax liabilities	(5.4)	(3.2)

Net deferred tax liabilities	$(3.0)	$(1.3)

The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of January 3, 2021 and December 29, 2019, a valuation allowance of $4.5 million and $4.6 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019	For the year January 1, 2018 to December 30, 2018
Beginning balance	$4.6	$4.8	$5.2
Increase in valuation allowance	—	—	—
Decrease in valuation allowance	(0.1)	(0.2)	(0.4)
Ending balance	$4.5	$4.6	$4.8

As of January 3, 2021, the Company had available tax-effected state NOL carryforwards of approximately $4.7 million that generally expire at various dates through 2037, if not utilized.

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

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries. With limited exceptions, years prior to the 2017 Fiscal Year are no longer open to U.S. federal, state, and local examination by taxing authorities. Deere has indemnified the Company against any taxes, penalties or interest for tax periods prior to the CD&R Acquisition, accruing after the CD&R Acquisition date.

Note 10. Commitments and Contingencies
Litigation: From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of January 3, 2021 and December 29, 2019 and revenues, expenses, changes in equity, and cash flows for the years ended January 3, 2021, December 29, 2019, and December 30, 2018.
Environmental liability: As part of the sale of LESCO manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.6 million and $3.6 million as of January 3, 2021 and December 29, 2019, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.2 million and $1.2 million as of January 3, 2021 and December 29, 2019, respectively.
Letter of credit: As of January 3, 2021 and December 29, 2019, outstanding letters of credit were $8.7 million and $5.3 million respectively. There were no amounts drawn on the letters of credit for either period presented.
Purchase commitments: The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2023. The total future obligation was approximately $86.0 million as of January 3, 2021 with expected payments of approximately $61.9 million, $18.4 million, and $5.7 million during the years ending December 2021, 2022, and 2023 respectively. The Company’s purchases were approximately $50.6 million, $48.0 million, and $46.3 million for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively. The Company contracted with a supplier to purchase an aggregate minimum of 10,000 tons of fertilizer annually beginning in 2020 for 18 years or until the total purchase commitment of 180,000 tons of product is fulfilled. If the Company does not meet minimum volume commitments, the Company must pay a $288.50 per tonnage shortfall. As of January 3, 2021, the total amount contracted with this supplier was $48.0 million. Other supplier agreements total $9.5 million for a single contract that runs through fiscal year 2022. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was approximately $10.4 million as of January 3, 2021.

Note 11. Earnings (Loss) Per Share
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
For the years ended January 3, 2021, December 29, 2019, and December 30, 2018, the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings per common share calculation:

	January 3, 2021	December 29, 2019	December 30, 2018
Weighted average potential common shares excluded because anti-dilutive
Employee Stock Options and RSUs	5,730	258,829	278,728

Certain of the Company’s employee stock options, RSUs and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,234,810, 1,531,505, and 2,145,113 for the years ended January 3, 2021, December 29, 2019, and December 30, 2018, respectively.

Note 12. Subsequent Events
On February 17, 2021, the Company acquired the assets and assumed the liabilities of Lucky Landscape Supply, LLC (“Lucky Landscape Supply”). With one location in the greater Houston, Texas market, Lucky Landscape Supply is a distributor of nursery products to landscape professionals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of January 3, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of January 3, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of January 3, 2021. In making this assessment, we used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our assessment, we believe that, as of January 3, 2021, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded Alliance Stone, Modern Builders, BURNCO, Hedberg, Alpine, Dirt and Rock, and Stone Center of Virginia from its annual report on internal control over financial reporting as of January 3, 2021. Alliance Stone, Modern Builders, BURNCO, Hedberg, Alpine, Dirt and Rock, and Stone Center of Virginia collectively represented approximately 2% and 1% of the Company's consolidated Total assets and consolidated Net sales, respectively, as of and for the year ended January 3, 2021.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc.  and subsidiaries (the “Company”) as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2021, of the Company and our report dated March 3, 2021, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Alliance Stone, Modern Builders, BURNCO, Hedberg, Alpine, Dirt and Rock, and Stone Center of Virginia from its annual report on internal control over financial reporting as of January 3, 2021. Alliance Stone, Modern Builders, BURNCO, Hedberg, Alpine, Dirt and Rock, and Stone Center of Virginia collectively represented approximately 2% and 1% of the Company's consolidated total assets and consolidated net sales, respectively, as of and for the year ended January 3, 2021. Accordingly, our audit did not include the internal control over financial reporting at Alliance Stone, Modern Builders, BURNCO, Hedberg, Alpine, Dirt and Rock, and Stone Center of Virginia.
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
March 3, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

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

10.2
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

10.3
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

10.4
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

10.5
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

10.6
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

Exhibit Number	Description

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

10.17†	Form of Director Indemnification Agreement between SiteOne Landscape Supply, Inc. and each of its directors, is incorporated by reference to Exhibit 10.25 to the Form S-1.

10.18†	SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.26 to the Form S-1.

10.19†	Amendment to SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan effective as of January 1, 2019, is incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on May 1, 2019.

10.20†
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

10.22†	Form of Separation Benefit Agreement, is incorporated by reference to Exhibit 10.30 to the Form S-1.

10.23†	Form of Employee Offer Letter, is incorporated by reference to Exhibit 10.31 to the Form S-1.

10.24†	2016 Form of Employee Option Agreement, is incorporated by reference to Exhibit 10.32 to the Form S-1.

10.25†	2016 Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.33 to the Form S-1.

10.26†	2016 Form of Non-Employee Director Deferred Stock Unit Agreement, is incorporated by reference to Exhibit 10.34 to the Form S-1.

10.27†	Summary of Non-Employee Director Compensation, as amended and restated on May 15, 2019, is incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on July 31, 2019.

10.28†	Executive Stock Ownership Policy, is incorporated by reference to Exhibit 10.37 to the Form S-1.

10.29†
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

10.31†
Separation Benefit Agreement, dated as of August 17, 2015, by and among SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc. and Briley Brisendine, is incorporated by reference to Exhibit 10.41 to the November 2016 Form S-1.

10.32†
Separation Benefit Agreement by and between SiteOne Landscape Supply, LLC, SiteOne Landscape Supply, Inc., and Scott Salmon, dated April 1, 2019, is incorporated by reference to Exhibit 10.2 to the Form 10-Q, filed on July 31, 2019.

Exhibit Number	Description

10.33†
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

Exhibit Number	Description

10.50†
Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, as amended February 2020, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed April 29, 2020.

10.51†
Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, , is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed April 29, 2020.

10.52†
Form of Performance Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed April 29, 2020.

10.53†	SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 5, 2020.

10.54†
Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.55†
Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.56†
Form of Non-Employee Director Deferred Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.5 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.57†
Summary of Non-Employee Director Compensation, as amended and restated on May 13, 2020, is incorporated by reference to Exhibit 10.6 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.58†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 18, 2021.

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

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	March 3, 2021	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2021	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 3, 2021	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	March 3, 2021	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	March 3, 2021	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	March 3, 2021	By:	/s/ Larisa J. Drake
			Name:	Larisa J. Drake
			Title:	Director

Date:	March 3, 2021	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	March 3, 2021	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	March 3, 2021	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	January 3, 2021	December 29, 2019
Assets
Investment in wholly owned subsidiary	$794.3	$392.4
Deferred tax asset (Note 3)	0.7	0.8
Total assets	$795.0	$393.2

Liabilities and Stockholders' Equity
Total liabilities	—	—

Stockholders' Equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,300,380 and 41,591,727 shares issued, and 44,279,469 and 41,570,816 shares outstanding at January 3, 2021 and December 29, 2019, respectively	0.4	0.4
Additional paid in capital	541.8	261.5
Retained Earnings	259.1	137.8
Accumulated other comprehensive loss	$(6.3)	$(6.5)
Total stockholders' equity	795.0	393.2
Total liabilities and stockholders' equity	$795.0	$393.2

See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year
	December 30, 2019	December 31, 2018	January 1, 2018
	to January 3, 2021	to December 29, 2019	to December 30, 2018

Equity in net income of subsidiary	$121.3	$77.7	$73.9

Income before taxes	121.3	77.7	73.9
Net income	$121.3	$77.7	$73.9

Other comprehensive income (loss), net of tax	0.2	(5.7)	(0.5)
Comprehensive income	$121.5	$72.0	$73.4
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year
	December 30, 2019	December 31, 2018	January 1, 2018
	to January 3, 2021	to December 29, 2019	to December 30, 2018
Cash Flows from Operating Activities:
Net income	$121.3	$77.7	$73.9
Adjustments to reconcile Net income to net cash provided by operating activities:
Equity in Net income of subsidiary	(121.3)	(77.7)	(73.9)
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution to subsidiary	(261.7)	—	—
Net cash used in investing activities	$(261.7)	$—	$—

Cash Flows from Financing Activities:
Equity proceeds from common stock	261.7	—	—
Net cash provided by financing activities	$261.7	$—	$—

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
See Notes to Condensed Financial Statements.

Notes to Condensed Parent Company Only Financial Statements

Note 1. Description of SiteOne Landscape Supply, Inc.
SiteOne Landscape Supply, Inc. (“Holdings” or the “Parent”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding” or “subsidiary”), which it acquired from Deere & Company on December 23, 2013 (the “Closing Date”) in exchange for its common stock initially representing 40% of the outstanding capital stock (on an as-converted basis). In addition, Holdings issued cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) to Clayton, Dubilier & Rice, LLC (“CD&R”) initially representing 60% of its remaining outstanding capital stock (on an as-converted basis) (both events collectively referred to herein as the “CD&R Acquisition”). On May 2, 2016, Holdings paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, in accordance with its right as a preferred stockholder. On the day prior to the closing of the initial public offering, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by Holdings of an additional 25,303,164 shares of common stock. On December 5, 2016, May 1, 2017 and July 26, 2017, Holdings completed secondary offerings of its common stock in which Deere and CD&R were the sole sellers. Following consummation of the secondary offering on July 26, 2017, CD&R and Deere no longer have an ownership interest in Holdings. Holdings has no significant operations or assets other than its indirect ownership of the equity of Landscape Holding. Accordingly, Holdings is dependent upon distributions from Landscape Holding to fund its obligations. However, under the terms of Landscape Holding’s credit agreements governing Landscape Holding’s ABL Facility and Term Loan Facility, Landscape Holding’s ability to pay dividends or lend to Holdings is restricted. Landscape Holding has no obligation to pay dividends to Holdings except to pay specified amounts to Holdings in order to fund the payment of Holdings’ tax obligations.
Stock Offering
On August 3, 2020, Holdings entered into the Underwriting Agreement with BofA Securities, Inc., relating to an underwritten public offering of 2,150,000 shares of its common stock, $0.01 par value per share. Under the terms of the Underwriting Agreement, Holdings granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 322,500 shares of Common Stock. The Underwriter did not exercise the option to purchase additional shares of Common Stock. The aggregate proceeds to Holdings from the sale of shares of Common Stock in the offering were approximately $262.3 million before expenses of approximately $0.6 million. The offering closed on August 6, 2020.
Note 2. Basis of Presentation
The accompanying Condensed Parent Company Only Financial Statements include the amounts of Holdings and its investment in subsidiary since the Closing Date under the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. Under the equity method, investment in subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received since the date of acquisition. The condensed Parent Company Only Financial Statements should be read in conjunction with SiteOne Landscape Supply, Inc. Consolidated Financial Statements and their accompanying Notes to Consolidated Financial Statements.
Note 3. Income Taxes
With respect to the CD&R Acquisition, $9.8 million of transaction expenses were recorded within the period ended December 29, 2013. Of the $9.8 million of transaction expenses, $3.7 million were not deductible for tax purposes, and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. During the years end January 3, 2021 and December 29, 2019, respectively, $0.4 million ($0.1 million tax-effected) and $0.4 million ($0.2 million tax-effected) have been amortized, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount. As of January 3, 2021, the deferred tax asset related to these transaction expenses has a balance of $0.7 million.

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act included several changes to existing U.S. tax laws that impacted Holdings, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, effective as of January 1, 2018. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings that were previously deferred, immediate expensing for certain assets placed into service after September 27, 2017, a GILTI provision which requires U.S. income inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets, and a limitation on U.S. interest deductibility based on 30% of adjusted taxable income. In fiscal year 2018, Holdings completed its accounting for the income tax effects of the 2017 Tax Act. In March 2020, the CARES Act was enacted. The CARES Act included several changes to existing U.S. tax laws that impacted Holdings, most notably the 2019 and 2020 change to the limitation on U.S. interest deductibility based on 50% of adjusted taxable income, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property.