Form 10-Q
period 2021-04-04
SiteOne Landscape Supply, Inc.
filed 2021-05-05
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of April 30, 2021
Common Stock, $0.01 par value per share	44,428,179

Regarding Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made from time to time by our management contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions often signify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that are beyond our control, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•cyclicality in residential and commercial construction markets;
•economic downturn or recession;
•general economic and financial conditions;
•climate change-related events, weather conditions, seasonality, and availability of water to end-users;
•the potential negative impact of the ongoing COVID-19 pandemic (which, among other things, may exacerbate each of the forward-looking statements discussed here);
•public perceptions that our products and services are not environmentally friendly;
•competitive industry pressures, including competition for our talent base;
•cybersecurity incidents, including the July 2020 ransomware attack;
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

You should not place undue reliance on any forward-looking statements, which speak only as of the date made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible to predict all of them. We assume no obligation and do not intend to update or revise any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

    Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	April 4, 2021	January 3, 2021
Current assets:
Cash and cash equivalents	$32.5	$55.2
Accounts receivable, net of allowance for doubtful accounts of $9.8 and $9.1, respectively	341.4	292.8
Inventory, net	621.8	458.6
Income tax receivable	7.8	6.8
Prepaid expenses and other current assets	37.1	38.2
Total current assets	1,040.6	851.6

Property and equipment, net (Note 5)	131.1	130.0
Operating lease right-of-use assets, net (Note 7)	254.8	256.5
Goodwill (Note 6)	262.3	250.6
Intangible assets, net (Note 6)	207.5	196.3
Deferred tax assets	2.4	2.4
Other assets	8.0	8.3
Total assets	$1,906.7	$1,695.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$320.6	$172.8
Current portion of finance leases (Note 7)	9.6	9.2
Current portion of operating leases (Note 7)	56.2	54.6
Accrued compensation	43.3	69.2
Long-term debt, current portion (Note 9)	4.7	2.8
Accrued liabilities	67.7	60.0
Total current liabilities	502.1	368.6

Other long-term liabilities	15.0	25.3
Finance leases, less current portion (Note 7)	31.7	32.4
Operating leases, less current portion (Note 7)	205.5	208.3
Deferred tax liabilities	5.7	5.4
Long-term debt, less current portion (Note 9)	341.2	260.7
Total liabilities	1,101.2	900.7

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,414,654 and 44,300,380 shares issued, and 44,393,743 and 44,279,469 shares outstanding at April 4, 2021 and January 3, 2021, respectively	0.4	0.4
Additional paid-in capital	543.8	541.8
Retained earnings	266.5	259.1
Accumulated other comprehensive loss	(5.2)	(6.3)
Total stockholders' equity	805.5	795.0
Total liabilities and stockholders' equity	$1,906.7	$1,695.7

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	April 4, 2021	March 29, 2020

Net sales	$650.2	$459.8
Cost of goods sold	448.7	317.0
Gross profit	201.5	142.8

Selling, general and administrative expenses	192.3	167.1
Other income	1.2	1.0
Operating income (loss)	10.4	(23.3)

Interest and other non-operating expenses, net	5.5	7.7
Net income (loss) before taxes	4.9	(31.0)
Income tax benefit	(2.5)	(13.5)
Net income (loss)	$7.4	$(17.5)

Net income (loss) per common share:
Basic	$0.17	$(0.42)
Diluted	$0.16	$(0.42)
Weighted average number of common shares outstanding:
Basic	44,381,174	41,766,317
Diluted	45,655,171	41,766,317

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended
	April 4, 2021	March 29, 2020

Net income (loss)	$7.4	$(17.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.2	(0.9)
Unrealized gain (loss) on interest rate swaps, net of taxes of $(0.3) and $1.2, respectively	0.9	(3.8)
Total other comprehensive income (loss)	1.1	(4.7)
Comprehensive income (loss)	$8.5	$(22.2)

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 3, 2021	44,279.5	$0.4	$541.8	$259.1	$(6.3)	$795.0
Net income	—	—	—	7.4	—	7.4
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of common shares under stock-based compensation plan	114.2	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	3.1	—	—	3.1
Balance at April 4, 2021	44,393.7	$0.4	$543.8	$266.5	$(5.2)	$805.5

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net loss	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss	—	—	—	—	(4.7)	(4.7)
Issuance of common shares under stock-based compensation plan	291.6	—	4.0	—	—	4.0
Stock-based compensation	—	—	2.5	—	—	2.5
Balance at March 29, 2020	41,862.4	$0.4	$268.0	$120.3	$(11.2)	$377.5

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	April 4, 2021	March 29, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7.4	$(17.5)
Adjustments to reconcile Net income to net cash used in operating activities:
Amortization of finance lease right-of-use assets and depreciation	8.5	7.0
Stock-based compensation	3.1	2.5
Amortization of software and intangible assets	10.9	9.3
Amortization of debt related costs	0.4	0.5
Loss on extinguishment of debt	0.8	—
Loss on sale of equipment	0.1	0.1
Other	(0.6)	0.4
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(45.8)	(10.9)
Inventory	(157.6)	(112.5)
Income tax receivable	(1.0)	(15.7)
Prepaid expenses and other assets	2.0	(1.6)
Accounts payable	145.6	84.1
Accrued expenses and other liabilities	(19.3)	(11.3)
Net Cash Used In Operating Activities	$(45.5)	$(65.6)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7.2)	(4.6)
Purchases of intangible assets	(2.4)	(1.1)
Acquisitions, net of cash acquired	(37.7)	(45.2)
Proceeds from the sale of property and equipment	1.0	0.2
Net Cash Used In Investing Activities	$(46.3)	$(50.7)

Cash Flows from Financing Activities:
Equity proceeds from common stock	2.4	5.7
Borrowings under term loan	325.0	—
Repayments under term loan	(269.0)	(1.1)
Borrowings on asset-based credit facility	105.4	179.6
Repayments on asset-based credit facility	(83.5)	(59.2)
Payments of debt issuance costs	(2.4)	—
Payments on finance lease obligations	(2.4)	(1.8)
Payments of acquisition related contingent obligations	(3.3)	(2.0)
Other financing activities	(3.3)	(1.6)
Net Cash Provided By Financing Activities	$68.9	$119.6

Effect of exchange rate on cash	0.2	(0.3)
Net Change In Cash	(22.7)	3.0

Cash and cash equivalents:
Beginning	55.2	19.0

Ending	$32.5	$22.0

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$5.2	$6.7
Cash paid during the year for income taxes	$0.1	$0.4

See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and less than four percent of total assets in Canada for all periods presented. As of April 4, 2021, the Company had over 580 branches. Based on the nature of the Company’s products and customers’ business cycles, sales have been significantly higher in the second and third quarters of each fiscal year.

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

COVID-19 Pandemic
As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, and deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the quarter ended April 4, 2021; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which included measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes during the fiscal year ended January 3, 2021 which are required to be paid over two years, with 50 percent to be paid by December 31, 2021 and the remainder by December 31, 2022. As of April 4, 2021, the Company has $12.2 million of qualifying employer payroll taxes included in its Consolidated Balance Sheets, of which $6.1 million is included in Accrued compensation and $6.1 million is included in Other long-term liabilities.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the

Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 3, 2021. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 2, 2022 includes 52 weeks and the fiscal year ended January 3, 2021 included 53 weeks. The three months ended April 4, 2021 and March 29, 2020 both included 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated immediately below and by the Recently Issued and Adopted Accounting Pronouncements section, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Interest rate swaps and hybrid debt instruments: The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company has also amended and restructured its interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. The Company evaluates its blend and extend arrangements under Accounting Standards Codification (“ASC”), Topic 815: Derivatives and Hedging (“ASC 815”) to determine if they are stand-alone derivative instruments or hybrid instruments.

Recently Issued and Adopted Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) which changes the fair value measurement disclosure requirements of ASC Topic 820. The ASU adds new disclosure requirements and eliminates and modifies existing disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments in ASU 2018-13 should be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in

ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company adopted ASU 2019-12 when it became effective in the first quarter of fiscal year 2021. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements and related disclosures.

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

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”) to amend the scope of the guidance in ASU 2020-04 on the facilitation of the effects of reference rate reform on financial reporting. Specifically, the amendments in ASU 2021-01 clarify that “certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting can apply to derivatives that are affected by the discounting transition”. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category:

	Three Months Ended
	April 4, 2021	March 29, 2020
Landscaping products(a)	$452.4	$320.2
Agronomic and other products(b)	197.8	139.6
	$650.2	$459.8
______________
(a) Landscaping products include irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories.
(b) Agronomic and other products include fertilizer, control products, ice melt, equipment, and other products.

Remaining Performance Obligations
Remaining performance obligations related to ASC Topic 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the outstanding points balance related to the customer loyalty reward program. The program allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers.
As of April 4, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6.6 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of April 4, 2021 and January 3, 2021, contract liabilities were $6.6 million and $5.7 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the three months ended April 4, 2021 is primarily a result of cash payments received in advance of satisfying performance obligations partially offset by $1.4 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period.

Note 3.     Acquisitions

From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of approximately $37.1 million and $44.8 million and deferred contingent consideration of zero and $6.2 million for the three months ended April 4, 2021 and March 29, 2020, respectively.

•In April 2021, the Company acquired the assets and assumed the liabilities of Arizona Stone & Architectural Products and Solstice Stone (“Arizona Stone and Solstice”). With seven locations throughout Arizona and two locations in the Las Vegas, Nevada market, Arizona Stone and Solstice is a provider of hardscapes, natural stone, and landscape supplies to landscape professionals.

•In February 2021, the Company acquired the assets and assumed the liabilities of Lucky Landscape Supply, LLC (“Lucky Landscape Supply”). With one location in the greater Houston, Texas market, Lucky Landscape Supply is a distributor of nursery products to landscape professionals.

•In December 2020, the Company acquired the assets and assumed the liabilities of Stone Center of Richmond, LLC and Stone Center of Fredericksburg, LLC (collectively, “Stone Center of Virginia”). With two locations in each of the Richmond and Fredericksburg, Virginia markets, Stone Center of Virginia is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.

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

These transactions were accounted for by the acquisition method, and accordingly, the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates.

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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, forward-starting interest rate swap contracts, interest rate swap contracts, and long-term debt. The variable interest rate on the long-term debt is reflective of current market borrowing rates. As such, the Company has determined that the carrying value of these financial instruments approximates fair value.
Interest Rate Swaps
The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company is party to forward-starting interest rate swap contracts and interest rate swap contracts to convert the variable interest rate to a fixed interest rate on the borrowings under the term loans.
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
On March 23, 2021, the Company through its subsidiaries SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) entered into the Fifth Amendment to the Amended and Restated Credit Agreement, the (“Fifth Amendment”), in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”). Proceeds of the New Term Loans were used to, among other things, (i) repay in full all existing tranche E term loans (the “Tranche E Term Loans”) outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes. Refer to “Note 9. Long-Term Debt” for additional information regarding the New Term Loans. In addition, on March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk under the New Term Loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 were amended and restructured as new agreements designated by the Company as Interest rate swaps 7, 8, and 9 with the same counterparties. Each of the amended Interest rate swap agreements mature on March 23, 2025 and effectively blended the liability positions of the existing Forward-starting interest rate swaps into the Interest rate swaps and extended the term of the hedged positions. The Interest rate swaps are indexed to three-month LIBOR and will be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR (subject to a floor of 0.50%) as applied to the notional amounts of each Interest rate swap. Due to the size of the initial net investment amounts resulting from the termination value of the existing Forward-starting interest rate swaps that were rolled into the Interest rate swap arrangements, each of the three Interest rate swaps were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company has bifurcated the derivative instruments from the debt host instruments for the Interest rate swaps for accounting purposes. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 9. Long-Term Debt” for additional information regarding the Company’s hybrid debt instruments.

The Company also de-designated the hedging relationships for Forward-starting interest rate swaps 1 and 2 on March 23, 2021. The swaps were not terminated; however, hedge accounting was discontinued since these swaps are no longer designated as hedging instruments. The related accumulated loss for these swaps remains in AOCI and will be recognized in earnings at the time the hedged interest payments impact earnings.
The following table provides additional information related to the swap contracts designated as hedging instruments as of April 4, 2021:

Derivatives designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Forward-starting interest rate swap 3	December 17, 2018	July 14, 2020	January 14, 2024	34.0	2.93450%	Cash flow
Interest rate swap 7	March 23, 2021	March 23, 2021	March 23, 2025	50.0	0.99500%	Cash flow
Interest rate swap 8	March 23, 2021	March 23, 2021	March 23, 2025	90.0	0.98600%	Cash flow
Interest rate swap 9	March 23, 2021	March 23, 2021	March 23, 2025	70.0	0.99784%	Cash flow

The following table provides additional information related to the swap contracts not designed as hedging instruments as of April 4, 2021:

Derivatives not designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	June 30, 2017	March 11, 2019	June 11, 2021	$58.0	2.13450%
Forward-starting interest rate swap 2	June 30, 2017	March 11, 2019	June 11, 2021	116.0	2.15100%

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of April 4, 2021 and January 3, 2021 (in millions):

	Derivative Assets
	April 4, 2021		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—
	Other assets	0.4	Other assets	—
Total derivative assets		$0.4		$—

	Derivative Liabilities
	April 4, 2021		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$0.5	Accrued liabilities	$2.2
	Other long-term liabilities	1.2	Other long-term liabilities	2.6

Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$0.4	Accrued liabilities	$1.7
	Other long-term liabilities	—	Other long-term liabilities	2.6
Total derivative liabilities		$2.1		$9.1

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

For the three months ended April 4, 2021 and March 29, 2020, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $2.6 million as of April 4, 2021. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three months ended April 4, 2021 and March 29, 2020 (in millions):

	Three Months Ended
	April 4, 2021			March 29, 2020
	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$1.2	Interest and other non-operating expenses, net	$(0.9)	$(5.0)	Interest and other non-operating expenses, net	$(0.6)

The table below details gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the three months ended April 4, 2021 and March 29, 2020 (in millions):

		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020

Interest rate contracts	Interest and other non-operating expenses, net	$(0.6)	$—	$0.4	$—

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

Note 5.     Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	April 4, 2021	January 3, 2021
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	31.5	31.0
Branch equipment	61.2	58.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	22.9	22.4
Vehicles	32.6	32.0
Finance lease right-of-use assets	66.3	64.5
Tooling	0.1	0.1
Construction in progress	6.8	5.3
Total property and equipment, gross	241.4	233.9
Less: accumulated depreciation and amortization	110.3	103.9
Total property and equipment, net	$131.1	$130.0

Amortization of finance ROU assets and depreciation expense was approximately $8.5 million for the three months ended April 4, 2021, and $7.0 million for the three months ended March 29, 2020, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets as of April 4, 2021 and January 3, 2021 were approximately $12.7 million and $12.9 million, less accumulated amortization of approximately $9.9 million and $9.4 million, respectively. Amortization of these software costs was approximately $0.4 million and $0.6 million for the three months ended April 4, 2021 and March 29, 2020, respectively.

Note 6.     Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

January 3, 2021
to April 4, 2021
Beginning balance	$250.6
Goodwill acquired during the period	10.2
Goodwill adjusted during the period	1.5
Ending balance	$262.3
Additions to goodwill during the three months ended April 4, 2021 related to the acquisitions completed in 2021 as described in Note 3.
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
During the three months ended April 4, 2021, the Company recorded $21.7 million of intangible assets, including $19.3 million in Customer relationship intangibles and $2.4 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $19.1 million and $2.4 million, respectively, as a result of the acquisitions completed in 2021 as described in Note 3. Adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period of Customer relationship intangibles and Trademarks and other intangibles were $0.2 million and zero, respectively.
During the three months ended March 29, 2020, the Company recorded $20.9 million of intangible assets, including $19.8 million in Customer relationship intangibles and $1.1 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $19.5 million and $1.1 million, respectively, as a result of the acquisitions completed in 2020 as described in Note 3. Adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period of Customer relationship intangibles and Trademarks and other intangibles were $0.3 million and zero, respectively.
The customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		April 4, 2021			January 3, 2021
	Weighted Average Remaining Useful Life (Years)	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.3	$359.8	$166.3	$193.5	$340.5	$156.9	$183.6
Trademarks and other	3.8	28.2	14.2	14.0	25.8	13.1	12.7
Total intangibles		$388.0	$180.5	$207.5	$366.3	$170.0	$196.3

Amortization expense for intangible assets was approximately $10.5 million for the three months ended April 4, 2021 and $8.7 million for the three months ended March 29, 2020, respectively.

Total future amortization estimated as of April 4, 2021, is as follows (in millions):

Fiscal year ending:
2021 (remainder)	$32.3
2022	36.2
2023	29.3
2024	23.3
2025	18.5
Thereafter	67.9
Total future amortization	$207.5

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

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease cost	Classification	April 4, 2021	March 29, 2020
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$2.6	$2.0
Interest on lease liabilities	Interest and other non-operating expenses, net	0.4	0.3
Operating lease cost	Cost of goods sold	0.7	0.8
Operating lease cost	Selling, general and administrative expenses	16.7	16.0
Short-term lease cost	Selling, general and administrative expenses	0.5	0.4
Variable lease cost	Selling, general and administrative expenses	0.2	0.2
Sublease income	Selling, general and administrative expenses	(0.3)	(0.3)
Total lease cost		$20.8	$19.4

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
Other information	April 4, 2021	March 29, 2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.4	$0.3
Operating cash flows from operating leases	$16.9	$16.5
Financing cash flows from finance leases	$2.4	$1.8
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$2.0	$6.6
Operating leases	$12.5	$21.5

The aggregate future lease payments for operating and finance leases as of April 4, 2021 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2021 (remainder)	$46.3	$8.3
2022	60.6	10.1
2023	49.3	9.6
2024	39.3	8.4
2025	29.5	5.4
2026	20.0	2.7
Thereafter	73.9	—
Total lease payments	318.9	44.5
Less: interest	57.2	3.2
Present value of lease liabilities	$261.7	$41.3

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	April 4, 2021
Weighted-average remaining lease term (years)
Finance leases	4.6
Operating leases	6.8
Weighted-average discount rate
Finance leases	3.5%
Operating leases	5.4%

Note 8.     Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were approximately $3.3 million for the three months ended April 4, 2021, and $2.7 million for the three months ended March 29, 2020.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the 2020 Plan is 2,155,280 shares of which 2,015,637 remain available as of April 4, 2021.

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

A summary of stock-based compensation activities during the three months ended April 4, 2021 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of January 3, 2021	1,595.3	174.1	41.0	44.2
Granted	71.9	66.5	0.1	19.9
Exercised/Vested/Settled	(78.1)	(56.5)	—	—
Expired or forfeited	(2.4)	(2.6)	—	—
Outstanding as of April 4, 2021	1,586.7	181.5	41.1	64.1

The weighted average grant date fair value of awards granted during the three months ended April 4, 2021 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$48.01
RSUs	$166.06
DSUs	$170.74
PSUs	$166.15

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended
	April 4, 2021	March 29, 2020
Stock options	$1.1	$1.2
RSUs	1.5	0.9
DSUs	0.1	0.2
PSUs	0.4	0.2
Total stock-based compensation	$3.1	$2.5

A summary of unrecognized stock-based compensation expense as of April 4, 2021 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period (Years)
Stock options	$9.0	2.74
RSUs	$18.9	3.23
DSUs	$0.2	0.88
PSUs	$4.5	2.36

Note 9.     Long-Term Debt
Long-term debt was as follows (in millions):

	April 4, 2021	January 3, 2021
ABL facility	$21.9	$—
Term loans	325.0	269.0
Hybrid debt instruments	5.9	—
Total gross long-term debt	352.8	269.0
Less: unamortized debt issuance costs and discounts on debt	(6.9)	(5.5)
Total debt	$345.9	$263.5
Less: current portion	(4.7)	(2.8)
Total long-term debt	$341.2	$260.7

ABL Facility

Landscape Holding and Landscape, (the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $344.0 million and $362.3 million as of April 4, 2021 and January 3, 2021, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On February 1, 2019, the Company entered into the Sixth Amendment to Credit Agreement, to among other things, (i) extend the termination date to February 1, 2024, (ii) increase the aggregate principal amount of the commitments under the ABL Credit Agreement to $375.0 million pursuant to an increase via use of the existing “incremental” commitment increase provisions of the ABL Credit Agreement, and (iii) amend certain terms of the ABL Credit Agreement and Guarantee and Collateral Agreement.

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances ranged from 1.36% to 3.50% as of April 4, 2021. There were no outstanding balances on the ABL Facility as of January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of April 4, 2021 and January 3, 2021, respectively.
The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants, including incurrence covenants that require meeting minimum financial ratios, and additional borrowings and other corporate transactions may be limited by failure to meet these financial ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest in collateral pledged under the agreement, or restrict the Borrowers’ ability to obtain additional borrowings under these agreements. The ABL Facility is secured by a first lien security interest over inventory and receivables and a second lien security interest over all other assets pledged as collateral.
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of April 4, 2021, the Company is in compliance with all of the ABL Facility covenants.
Term Loans
The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Borrowers entered into the Fifth Amendment to the Amended and Restated Credit Agreement, in order to, among other things, incur $325.0 million of New Term Loans which were used in part to prepay all of the existing Tranche E Term Loans. The New Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The New Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The New Term Loans will mature on March 23, 2028.
Term Loan Amendments
The Company through its subsidiaries entered into the Fifth Amendment, dated as of March 23, 2021, by and among the Borrowers, JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amends and restates the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used to, among other things, (i) repay in full the Tranche E Term Loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 2.50% at April 4, 2021.
The Second Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments, and lines of business. The negative covenants are subject to exceptions customary for transactions of the type.
The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of April 4, 2021, the Company is in compliance with all of the Second Amended and Restated Credit Agreement covenants.
During the three months ended April 4, 2021, the Company incurred total interest expense of $5.5 million. Of this total, $3.9 million related to interest on the ABL Facility, the New Term Loans, and the Tranche E Term Loans for the three months ended April 4, 2021. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Fifth Amendment, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the three months ended April 4, 2021, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $0.4 million for the three months ended April 4, 2021. The remaining $0.4 million of interest expense is primarily related to interest attributable to finance leases for the three months ended April 4, 2021.

During the three months ended March 29, 2020, the Company incurred total interest expense of $7.7 million. Of this total, $6.9 million related to interest on the ABL Facility and the Tranche E Term Loans for the three months ended March 29, 2020. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.5 million for the three months ended March 29, 2020. The remaining $0.3 million of interest expense primarily related to interest attributable to finance leases for the three months ended March 29, 2020.

Hybrid Debt Instruments

As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with approximately $1.5 million classified as Long-term debt, current portion and approximately $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets as of April 4, 2021. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10. Income Taxes

The Company’s effective tax rate was approximately (51.0)% for the three months ended April 4, 2021 and 43.5% for the three months ended March 29, 2020. The change in the effective rate was due primarily to an increase in Net income before taxes and a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $3.7 million for the three months ended April 4, 2021 and $5.5 million for the three months ended March 29, 2020. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

In accordance with the provisions of ASC Topic 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended April 4, 2021 and March 29, 2020, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11. Commitments and Contingencies
Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company estimated in accrued liabilities the undiscounted cost of future remediation efforts to be approximately $3.9 million and $3.6 million as of April 4, 2021 and January 3, 2021, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of $1.5 million and $1.2 million as of April 4, 2021 and January 3, 2021, respectively.

Letters of credit: As of April 4, 2021 and January 3, 2021, outstanding letters of credit were $9.1 million and $8.7 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

RSUs and stock options with exercise prices that are higher than the average market prices of the Company’s common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

For the three months ended April 4, 2021 and March 29, 2020, the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive and, therefore, the following potential shares of common stock were not included in the diluted earnings (loss) per common share calculation:

	Three Months Ended
	April 4, 2021	March 29, 2020
Weighted average potential common shares excluded because anti-dilutive
Employee Stock Options and RSUs	81,766	2,099,487

Certain of the Company’s employee stock options, RSUs, and DSUs were dilutive and resulted in additional potential common shares included in the Company’s calculation of diluted earnings per common share of 1,273,997 and zero for the three months ended April 4, 2021, and March 29, 2020, respectively.

Note 13. Subsequent Events

On April 30, 2021, the Company acquired the assets and assumed the liabilities of Melrose Supply & Sales Corp (“Melrose”). With six locations throughout Florida, Melrose is a distributor of irrigation, lighting, and drainage products to landscape professionals.

On April 30, 2021, the Company acquired all of the outstanding stock of Timberwall Landscape & Masonry Products, Inc. (“Timberwall”). With one location in Victoria, Minnesota, Timberwall is a distributor of hardscapes and landscape supplies to landscape professionals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included herein and in the Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Through our expansive North American network of over 580 branch locations in 45 U.S. states and six Canadian provinces, we offer a comprehensive selection of more than 130,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, hardscapes (including pavers, natural stone, and blocks), outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Impact of COVID-19 on Our Business

As a result of the ongoing COVID-19 global pandemic, we continue to keep the safety of our associates, customers, and suppliers as our top priority while striving to deliver quality products and exceptional service to our customers and communities. We continue to monitor developments and follow appropriate recommendations from health and government authorities while proactively implementing safe behaviors, minimizing potential exposures, and facilitating safe and healthy environments in our branches and other facilities.

We achieved Net sales growth of 15% for the 2020 Fiscal Year and Net sales growth of 41% for the first quarter of the 2021 Fiscal Year, despite experiencing negative effects from the COVID-19 pandemic in the first half of 2020, including a 3% decline in Net sales in April 2020 compared to the same period of 2019.

Although we have experienced operational and other challenges to date, there has been no material adverse impact on our results of operations for the three months ended April 4, 2021 as a result of the pandemic. We believe we have sufficient liquidity on hand to continue business operations during this volatile period. On August 6, 2020, we completed a public offering of shares of our common stock and received approximately $261.7 million of net cash proceeds, further enhancing our cash position and increasing our financial flexibility. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of approximately $377 million as of April 4, 2021, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). In addition, we have no debt maturities under our ABL Facility until 2024.

As of the date of this Quarterly Report, significant uncertainty remains concerning the magnitude of the impact and duration of the COVID-19 pandemic, including, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the U.S. and global economies, the timing, scope, and effectiveness of federal, state, and local government plans to administer vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted, as well as the timing and amount of fiscal stimulus and relief program packages that are available to the general public.

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

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The fiscal year ending January 2, 2022 includes 52 weeks and the fiscal year ended January 3, 2021 included 53 weeks. The three months ended April 4, 2021 and March 29, 2020 both included 13 weeks.
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
Gross profit and gross margin. We believe that Gross profit and gross margin are useful for evaluating our operating performance. We define Gross profit as Net sales less Cost of goods sold. We define gross margin as Gross profit divided by Net sales.

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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2020 fiscal year:
•In April 2021, we acquired the assets and assumed the liabilities of Arizona Stone & Architectural Products and Solstice Stone (“AZ Stone and Solstice”). With seven locations throughout Arizona and two locations in the Las

Vegas, Nevada market, AZ Stone and Solstice is a provider of hardscapes, natural stone, and landscape supplies to landscape professionals.
•In February 2021, we acquired the assets and assumed the liabilities of Lucky Landscape Supply, LLC (“Lucky Landscape Supply”). With one location in the greater Houston, Texas market, Lucky Landscape Supply is a distributor of nursery products to landscape professionals.
•In December 2020, we acquired the assets and assumed the liabilities of Stone Center of Richmond, LLC and Stone Center of Fredericksburg, LLC (collectively, “Stone Center of Virginia”). With two locations in each of the Richmond and Fredericksburg, Virginia markets, Stone Center of Virginia is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.
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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended April 4, 2021 and March 29, 2020.

(In millions)
Consolidated Statements of Operations

	Three Months Ended
	April 4, 2021		March 29, 2020
Net sales	$650.2	100.0%	$459.8	100.0%
Cost of goods sold	448.7	69.0%	317.0	68.9%
Gross profit	201.5	31.0%	142.8	31.1%
Selling, general and administrative expenses	192.3	29.6%	167.1	36.3%
Other income	1.2	0.2%	1.0	0.2%
Operating income (loss)	10.4	1.6%	(23.3)	(5.1)%
Interest and other non-operating expenses, net	5.5	0.8%	7.7	1.7%
Income tax benefit	(2.5)	(0.4)%	(13.5)	(2.9)%
Net income (loss)	$7.4	1.1%	$(17.5)	(3.8)%
Net sales
Net sales increased 41% to $650.2 million for the three months ended April 4, 2021 compared to $459.8 million for the three months ended March 29, 2020. Organic Daily Sales increased 32% in the first quarter of 2021 compared to the prior year period due to strong demand as consumers are spending more time at home and investing in their outdoor living spaces. Organic Daily Sales for landscaping products (irrigation, nursery, hardscapes, outdoor lighting, and landscape accessories) grew 29% in the first quarter of 2021 compared to the prior year period due to the stay at home trend. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, and equipment) increased 39% in the first quarter of 2021 compared to the prior year period due to increased residential demand, an early start to the spring selling season, strong sales of ice melt in response to more winter storms, and increased sales of LESCO products through the retail home center channel. Acquisitions contributed $33.5 million, or 7%, to the Net sales growth for the first quarter of 2021.
Cost of goods sold
Cost of goods sold increased 42% to $448.7 million for the three months ended April 4, 2021 compared to $317.0 million for the three months ended March 29, 2020. The increase in Cost of goods sold for the first quarter of 2021 was primarily attributable to Net sales growth, including acquisitions.
Gross profit and gross margin
Gross profit increased 41% to $201.5 million for the three months ended April 4, 2021 compared to $142.8 million for the three months ended March 29, 2020. Gross profit growth for the first quarter of 2021 was driven by Net sales growth, including acquisitions. Gross margin decreased 10 basis points to 31.0% for the first quarter of 2021 as compared to 31.1% for the first quarter of 2020. Despite product cost inflation and increased material handling expense, gross margin was only slightly below the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 15% to $192.3 million for the three months ended April 4, 2021 compared to $167.1 million for the three months ended March 29, 2020. The increase in the first quarter of 2021 was primarily due to the additional operating expenses from acquisitions. SG&A as a percentage of Net sales decreased 670 basis points to 29.6% for the three months ended April 4, 2021 compared to 36.3% for the three months ended March 29, 2020. The decrease in SG&A as a percentage of Net sales was primarily attributable to operating leverage resulting from our strong Organic Sales growth combined with solid expense management. Depreciation and amortization expense increased $3.1 million to $19.4 million for the three months ended April 4, 2021 compared to $16.3 million for the three months ended March 29, 2020. The increase in depreciation and amortization in the first quarter of 2021 was primarily attributable to acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $2.2 million to $5.5 million for the three months ended April 4, 2021 compared to $7.7 million for the three months ended March 29, 2020. The decrease in interest expense in the quarter primarily reflected a lower average outstanding debt balance and a decrease in interest rates over the first three months of 2021 compared to the same period of 2020.
Income tax benefit
Income tax benefit was $2.5 million for the three months ended April 4, 2021 compared to $13.5 million for the three months ended March 29, 2020. The effective tax rate was (51.0)% for the three months ended April 4, 2021 compared to 43.5% for the three months ended March 29, 2020. The change in the effective rate was due primarily to an increase in Net income before taxes and a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Consolidated Statements of Operations. Excess tax benefits of $3.7 million were recognized for the three months ended April 4, 2021 compared to $5.5 million for the three months ended March 29, 2020.
Net income (loss)
Net income increased to $7.4 million for the three months ended April 4, 2021 compared to a Net loss of $17.5 million for the three months ended March 29, 2020. The increase in Net income was primarily driven by higher Net sales and SG&A leverage.

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

(In millions, except per share information and percentages)
	2021	2020				2019
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2

Net sales	$650.2	$675.1	$751.9	$817.7	$459.8	$535.0	$652.8	$752.4
Cost of goods sold	448.7	452.8	501.8	531.6	317.0	365.0	437.6	494.4
Gross profit	201.5	222.3	250.1	286.1	142.8	170.0	215.2	258.0
Selling, general and administrative expenses	192.3	202.8	183.3	175.0	167.1	166.8	165.0	166.7
Other income	1.2	2.7	1.8	1.2	1.0	1.2	2.3	1.4
Operating income (loss)	10.4	22.2	68.6	112.3	(23.3)	4.4	52.5	92.7
Interest and other non-operating expenses	5.5	9.1	6.6	7.6	7.7	7.5	8.2	8.7
Income tax (benefit) expense	(2.5)	1.6	13.8	25.6	(13.5)	(5.6)	9.7	19.3
Net income (loss)	$7.4	$11.5	$48.2	$79.1	$(17.5)	$2.5	$34.6	$64.7
Net income (loss) per common share:
Basic	$0.17	$0.26	$1.11	$1.89	$(0.42)	$0.06	$0.84	$1.57
Diluted	$0.16	$0.25	$1.08	$1.83	$(0.42)	$0.06	$0.81	$1.52
Adjusted EBITDA(1)	$34.5	$43.9	$87.8	$132.1	$(3.6)	$22.2	$70.5	$114.3
Net sales as a percentage of annual Net sales		25.0%	27.8%	30.2%	17.0%	22.7%	27.7%	31.9%
Gross profit as a percentage of annual Gross profit		24.7%	27.8%	31.7%	15.8%	22.0%	27.8%	33.4%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		16.9%	33.7%	50.8%	(1.4)%	11.0%	35.1%	56.8%
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions)
	2021	2020				2019
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported Net income (loss)	$7.4	$11.5	$48.2	$79.1	$(17.5)	$2.5	$34.6	$64.7
Income tax (benefit) expense	(2.5)	1.6	13.8	25.6	(13.5)	(5.6)	9.7	19.3
Interest expense, net	5.5	9.1	6.6	7.6	7.7	7.5	8.2	8.7
Depreciation and amortization	19.4	18.2	16.3	16.4	16.3	14.8	14.6	14.7
EBITDA	29.8	40.4	84.9	128.7	(7.0)	19.2	67.1	107.4
Stock-based compensation(a)	3.1	2.7	2.6	2.8	2.5	2.0	2.5	5.4
(Gain) loss on sale of assets(b)	0.1	(0.2)	(0.4)	0.1	0.1	0.1	0.1	—
Financing fees(c)	0.7	—	—	—	—	—	—	—
Acquisitions and other adjustments(d)	0.8	1.0	0.7	0.5	0.8	0.9	0.8	1.5
Adjusted EBITDA(e)	$34.5	$43.9	$87.8	$132.1	$(3.6)	$22.2	$70.5	$114.3
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

	2021	2020
	Qtr 1	Qtr 1
Reported Net sales	$650.2	$459.8
Organic Sales(a)	613.3	456.4
Acquisition contribution(b)	36.9	3.4
Selling Days	65	64
Organic Daily Sales	$9.4	$7.1
_____________________________________
(a)    Organic Sales equal Net sales less Net sales from branches acquired in 2020 and 2021.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2021 Fiscal Year. Includes Net sales from branches acquired in 2020 and 2021.

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
Our borrowing base capacity under the ABL Facility was $344.0 million as of April 4, 2021, after giving effect to approximately $21.9 million of revolving credit loans under the ABL Facility. There were no revolving credit loans outstanding and our borrowing base capacity under the ABL Facility was $362.3 million as of January 3, 2021. As of April 4, 2021, we had total cash and cash equivalents of $32.5 million, total gross long-term debt of $352.8 million and finance leases of $44.5 million.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Three Months Ended
	April 4, 2021	March 29, 2020
Net cash provided by (used in):
Operating activities	$(45.5)	$(65.6)
Investing activities	$(46.3)	$(50.7)
Financing activities	$68.9	$119.6
Cash flow used in operating activities

Net cash used in operating activities for the three months ended April 4, 2021 was $45.5 million compared to net cash used in operating activities of $65.6 million for the three months ended March 29, 2020. The decrease in net cash used was primarily due to the increase in Net income.

Cash flow used in investing activities

Net cash used in investing activities was $46.3 million for the three months ended April 4, 2021 compared to $50.7 million for the three months ended March 29, 2020. The decrease reflected slightly lower acquisition investments during the first three months of 2021 compared to the same period of 2020. Capital expenditures were $7.2 million for the first three months of 2021 compared to $4.6 million for the first three months of 2020 due to increased investment in material handling equipment used at our branches.

Cash flow provided by financing activities

Net cash provided by financing activities was $68.9 million for the three months ended April 4, 2021 compared to $119.6 million for the three months ended March 29, 2020. The decrease primarily reflected less borrowings required to fund the seasonal increase in working capital due to stronger operating cash flows and higher cash on hand.

External Financing
Term Loans
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”), as borrowers (collectively, the “Borrowers”), entered into the Fifth Amendment to the Amended and Restated Credit Agreement, the (“Fifth Amendment”), dated as of March 23, 2021, with JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amends and restates the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”). The New Term Loans will mature on March 23, 2028.
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the New Term Loans may be increased (or a new term loan facility, revolving credit facility, or letter of credit facility added) by up to (i) the greater of (a) $275.0 million and (b) 100% of Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) for the trailing 12-month period plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 4.00 to 1.00.
The New Term Loans are subject to mandatory prepayment provisions, covenants, and events of default. Failure to comply with these covenants and other provisions could result in an event of default under the Second Amended and Restated Credit Agreement. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the New Term Loans to be immediately due and payable and enforce their interest in collateral pledged under the agreement.
Term Loan Amendments
On March 23, 2021, the Borrowers entered into the Fifth Amendment in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used to, among other things, (i) repay in full the Tranche E Term Loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 2.50% at April 4, 2021.
The Second Amended and Restated Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants limit the ability of Landscape Holding and Landscape to:
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
•change lines of business; and
•enter into certain transactions with affiliates.

ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an ABL Facility in the amount of up to $375.0 million with the maturity date of February 1, 2024. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rates on outstanding balances ranged from 1.36% to 3.50% as of April 4, 2021. There were no outstanding balances on the ABL Facility as of January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% and 0.25% on the unfunded amount as of April 4, 2021 and January 3, 2021, respectively.

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00.

Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the ABL Facility may be increased (or a new term loan facility added) by up to (i) the greater of (a) $175.0 million and (b) 100% of Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) for the trailing 12-month period plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 5.00 to 1.00.

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
The agreements governing the Second Amended and Restated Credit Agreement and the ABL Facility restrict the ability of our subsidiaries to pay dividends, make loans, or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Second Amended and Restated Credit Agreement and the ABL Facility and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans to us.
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. We have entered into forward-starting interest rate swap contracts and interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the term loans. During the first quarter of 2021, we have also amended and restructured our interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended.
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
As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with approximately $1.5 million classified as Long-term debt, current portion and approximately $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets as of April 4, 2021. For additional information refer to “Note 1. Nature of Business and Significant Accounting Policies”, “Note 4. Fair Value Measurement and Interest Rate Swaps”, and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of April 4, 2021, related to our long-term debt. The changes during the three months ended April 4, 2021 as compared to January 3, 2021 reflected increased borrowings and decreased interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including current maturities(1)	$352.8	$4.7	$31.3	$7.2	$309.6
Interest on long-term debt(2)	69.6	11.8	23.9	18.4	15.5
___________________________________
(1)    For additional information refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $6.9 million.
(2)    The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of April 4, 2021. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loans and the ABL Facility. The projected interest payments only pertain to obligations and agreements outstanding as of April 4, 2021. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are: revenue recognition, inventory valuation, acquisitions, and goodwill and other indefinite-lived intangible assets. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Fifth Amendment to Amended and Restated Credit Agreement dated as of March 23, 2021, by and among SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the several banks and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	May 5, 2021	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)