Form 10-Q
period 2021-07-04
SiteOne Landscape Supply, Inc.
filed 2021-08-04
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of July 30, 2021
Common Stock, $0.01 par value per share	44,548,609

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	July 4, 2021	January 3, 2021
Current assets:
Cash and cash equivalents	$107.8	$55.2
Accounts receivable, net of allowance for doubtful accounts of $10.4 and $9.1, respectively	415.4	292.8
Inventory, net	614.0	458.6
Income tax receivable	—	6.8
Prepaid expenses and other current assets	42.5	38.2
Total current assets	1,179.7	851.6

Property and equipment, net (Note 5)	135.1	130.0
Operating lease right-of-use assets, net (Note 7)	263.8	256.5
Goodwill (Note 6)	278.4	250.6
Intangible assets, net (Note 6)	210.1	196.3
Deferred tax assets	2.3	2.4
Other assets	8.5	8.3
Total assets	$2,077.9	$1,695.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$313.4	$172.8
Current portion of finance leases (Note 7)	9.9	9.2
Current portion of operating leases (Note 7)	57.9	54.6
Accrued compensation	59.2	69.2
Long-term debt, current portion (Note 9)	4.7	2.8
Income tax payable	28.8	—
Accrued liabilities	82.0	60.0
Total current liabilities	555.9	368.6

Other long-term liabilities	15.9	25.3
Finance leases, less current portion (Note 7)	31.9	32.4
Operating leases, less current portion (Note 7)	212.9	208.3
Deferred tax liabilities	6.2	5.4
Long-term debt, less current portion (Note 9)	318.5	260.7
Total liabilities	1,141.3	900.7

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,537,853 and 44,300,380 shares issued, and 44,516,942 and 44,279,469 shares outstanding at July 4, 2021 and January 3, 2021, respectively	0.4	0.4
Additional paid-in capital	551.1	541.8
Retained earnings	390.0	259.1
Accumulated other comprehensive loss	(4.9)	(6.3)
Total stockholders' equity	936.6	795.0
Total liabilities and stockholders' equity	$2,077.9	$1,695.7
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$1,083.9	$817.7	$1,734.1	$1,277.5
Cost of goods sold	695.7	531.6	1,144.4	848.6
Gross profit	388.2	286.1	589.7	428.9

Selling, general and administrative expenses	225.8	175.0	418.1	342.1
Other income	2.2	1.2	3.4	2.2
Operating income	164.6	112.3	175.0	89.0

Interest and other non-operating expenses, net	4.3	7.6	9.8	15.3
Net income before taxes	160.3	104.7	165.2	73.7
Income tax expense	36.8	25.6	34.3	12.1
Net income	$123.5	$79.1	$130.9	$61.6

Net income per common share:
Basic	$2.77	$1.89	$2.95	$1.47
Diluted	$2.70	$1.83	$2.86	$1.43
Weighted average number of common shares outstanding:
Basic	44,508,725	41,950,914	44,444,950	41,858,615
Diluted	45,789,261	43,114,035	45,720,629	43,081,617
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income	$123.5	$79.1	$130.9	$61.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	0.4	0.5	(0.5)
Interest rate swaps - net unrealized gains (losses) and reclassifications into earnings, net of taxes of $—, $(0.1), $(0.3), and $1.1, respectively	—	0.3	0.9	(3.5)
Total other comprehensive income (loss)	0.3	0.7	1.4	(4.0)
Comprehensive income	$123.8	$79.8	$132.3	$57.6
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 3, 2021	44,279.5	$0.4	$541.8	$259.1	$(6.3)	$795.0
Net income	—	—	—	7.4	—	7.4
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of common shares under stock-based compensation plan	114.2	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	3.1	—	—	3.1
Balance at April 4, 2021	44,393.7	$0.4	$543.8	$266.5	$(5.2)	$805.5
Net income	—	—	—	123.5	—	123.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of common shares under stock-based compensation plan	123.2	—	2.7	—	—	2.7
Stock-based compensation	—	—	4.6	—	—	4.6
Balance at July 4, 2021	44,516.9	$0.4	$551.1	$390.0	$(4.9)	$936.6

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net loss	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss	—	—	—	—	(4.7)	(4.7)
Issuance of common shares under stock-based compensation plan	291.6	—	4.0	—	—	4.0
Stock-based compensation	—	—	2.5	—	—	2.5
Balance at March 29, 2020	41,862.4	$0.4	$268.0	$120.3	$(11.2)	$377.5
Net income	—	—	—	79.1	—	79.1
Other comprehensive income	—	—	—	—	0.7	0.7
Issuance of common shares under stock-based compensation plan	115.6	—	2.2	—	—	2.2
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at June 28, 2020	41,978.0	$0.4	$273.0	$199.4	$(10.5)	$462.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash Flows from Operating Activities:
Net income	$130.9	$61.6
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	16.9	14.2
Stock-based compensation	7.7	5.3
Amortization of software and intangible assets	22.8	18.5
Amortization of debt related costs	0.7	1.0
Loss on extinguishment of debt	0.8	—
(Gain) loss on sale of equipment	(0.1)	0.2
Other	(1.0)	1.2
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(117.3)	(47.8)
Inventory	(145.6)	(33.0)
Income tax receivable	6.8	7.0
Prepaid expenses and other assets	(4.1)	(1.8)
Accounts payable	134.8	73.7
Income tax payable	28.8	2.4
Accrued expenses and other liabilities	10.1	16.6
Net Cash Provided By Operating Activities	$92.2	$119.1

Cash Flows from Investing Activities:
Purchases of property and equipment	(16.6)	(9.5)
Purchases of intangible assets	(3.7)	(1.2)
Acquisitions, net of cash acquired	(63.0)	(45.3)
Proceeds from the sale of property and equipment	1.3	0.5
Net Cash Used In Investing Activities	$(82.0)	$(55.5)

Cash Flows from Financing Activities:
Equity proceeds from common stock	4.7	7.7
Borrowings under term loan	325.0	—
Repayments under term loan	(269.8)	(2.2)
Borrowings on asset-based credit facility	161.9	285.4
Repayments on asset-based credit facility	(161.9)	(199.2)
Payments of debt issuance costs	(2.4)	—
Payments on finance lease obligations	(5.0)	(3.9)
Payments of acquisition related contingent obligations	(6.8)	(4.7)
Other financing activities	(3.8)	(1.7)
Net Cash Provided By Financing Activities	$41.9	$81.4

Effect of exchange rate on cash	0.5	(0.2)
Net Change In Cash	52.6	144.8

Cash and cash equivalents:
Beginning	55.2	19.0
Ending	$107.8	$163.8

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$9.1	$14.3
Cash paid during the year for income taxes	$1.0	$0.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than five percent of sales and total assets in Canada for all periods presented. As of July 4, 2021, the Company had over 590 branches. Based on the nature of the Company’s products and customers’ business cycles, sales have been significantly higher in the second and third quarters of each fiscal year.

Stock Offering

On August 3, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. (the “Underwriter”), relating to an underwritten public offering of 2,150,000 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”). Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 322,500 shares of Common Stock. The Underwriter did not exercise the option to purchase additional shares of Common Stock. The aggregate proceeds to the Company from the sale of shares of Common Stock in the offering were approximately $262.3 million before expenses of approximately $0.6 million. The offering closed on August 6, 2020. The Company has used a portion of the proceeds and intends to use the remaining net proceeds from the offering for general corporate purposes, which may include the acquisition of companies or businesses, the repayment and refinancing of debt, working capital, and capital expenditures.

The shares of Common Stock sold in the offering were issued pursuant to an automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-240295) and the related prospectus that was filed with the Securities and Exchange Commission (“SEC”) on August 3, 2020, and a related prospectus supplement, dated August 3, 2020.

COVID-19 Pandemic

As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, or deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the three and six months ended July 4, 2021; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, including the emergence of variant strains of the virus, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which included measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes during the fiscal year ended January 3, 2021 which are required to be paid over two years, with 50 percent to be paid by December 31, 2021 and the remainder by December 31, 2022. As of July 4, 2021, the Company has $12.2 million of qualifying employer payroll taxes included in its Consolidated Balance Sheets, of which $6.1 million is included in Accrued compensation and $6.1 million is included in Other long-term liabilities.

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 2, 2022 includes 52 weeks and the fiscal year ended January 3, 2021 included 53 weeks. The three months ended July 4, 2021 and June 28, 2020 both included 13 weeks. The six months ended July 4, 2021 and June 28, 2020 both included 26 weeks.

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

Interest rate swaps and hybrid debt instruments: The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company has also amended and restructured its interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. The Company evaluates its blend and extend arrangements under Accounting Standards Codification (“ASC”), Topic 815: Derivatives and Hedging to determine if they are stand-alone derivative instruments or hybrid instruments.

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” amended by subsequent ASUs (collectively, “ASU 2016-13”), which changed the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also required enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The Company adopted ASU 2016-13 when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which changed the fair value measurement disclosure requirements of ASC Topic 820. The ASU added new disclosure requirements and eliminated and modified existing disclosure requirements. Entities are no longer required to disclose the reasons for and amounts of transfers between Level 1 and Level 2 of the fair value hierarchy, but entities are required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplified the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improved consistent application of and simplified U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 required adoption on either a prospective or retrospective basis, dependent upon each amendment within this update. The Company adopted ASU 2019-12 when it became effective in the first quarter of fiscal year 2021. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements and related disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

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

Note 2.    Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Landscaping products(a)	$836.2	$605.5	$1,288.6	$925.7
Agronomic and other products(b)	247.7	212.2	445.5	351.8
	$1,083.9	$817.7	$1,734.1	$1,277.5
______________
(a)    Landscaping products include irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting.
(b)    Agronomic and other products include fertilizer, control products, ice melt, equipment, and other products.

Remaining Performance Obligations

Remaining performance obligations related to ASC Topic 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year that are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the outstanding points balance related to the customer loyalty reward program. The program allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers.

As of July 4, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.0 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of July 4, 2021 and January 3, 2021, contract liabilities were $9.0 million and $5.7 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the six months ended July 4, 2021 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $2.3 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period.

Note 3.    Acquisitions

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of $63.2 million and $45.0 million and deferred contingent consideration of $4.8 million and $6.3 million for the six months ended July 4, 2021 and June 28, 2020, respectively.

•In May 2021, the Company acquired all of the outstanding stock of Rodvold Enterprises, Inc., doing business as Rock & Block Hardscape Supply (“Rock & Block”). With two locations in the San Diego, Southern Orange County and Inland Empire markets in California, Rock & Block is a distributor of hardscapes, masonry, and landscape supplies to landscape professionals.
•In April 2021, the Company acquired the assets and assumed the liabilities of Melrose Supply & Sales Corp (“Melrose”). With six locations throughout Florida, Melrose is a distributor of irrigation, lighting, and drainage products to landscape professionals.
•In April 2021, the Company acquired all of the outstanding stock of Timberwall Landscape & Masonry Products, Inc. (“Timberwall”). With one location in Victoria, Minnesota, Timberwall is a distributor of hardscapes and landscape supplies to landscape professionals.
•In April 2021, the Company acquired the assets and assumed the liabilities of Arizona Stone & Architectural Products and Solstice Stone (“Arizona Stone and Solstice”). With seven locations throughout Arizona and two locations in the Las Vegas, Nevada market, Arizona Stone and Solstice is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.
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
On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 were amended and restructured as new agreements designated by the Company as Interest rate swaps 7, 8, and 9 with the same counterparties. Each of the amended Interest rate swap agreements mature on March 23, 2025 and effectively blended the liability positions of the Forward-starting interest rate swaps into the Interest rate swaps and extended the term of the hedged positions. The Interest rate swaps are indexed to three-month LIBOR and net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR (subject to a floor of 0.50%) as applied to the notional amounts of each Interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the Interest rate swap arrangements, Interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 9. Long-Term Debt” for additional information regarding the Company’s hybrid debt instruments.
The Company also de-designated the hedging relationships for Forward-starting interest rate swaps 1 and 2 on March 23, 2021. The swaps were not terminated; however, hedge accounting was discontinued since these swaps were no longer designated as hedging instruments. The related accumulated loss for these swaps remained in AOCI and was recognized in earnings at the time the hedged interest payments impacted earnings.

The following table provides additional information related to the swap contracts designated as hedging instruments as of July 4, 2021:

Derivatives designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Forward-starting interest rate swap 3	December 17, 2018	July 14, 2020	January 14, 2024	$34.0	2.93450%	Cash flow
Interest rate swap 7	March 23, 2021	March 23, 2021	March 23, 2025	$50.0	0.99500%	Cash flow
Interest rate swap 8	March 23, 2021	March 23, 2021	March 23, 2025	$90.0	0.98600%	Cash flow
Interest rate swap 9	March 23, 2021	March 23, 2021	March 23, 2025	$70.0	0.99784%	Cash flow

The following table provides additional information related to the swap contracts not designated as hedging instruments, which were terminated upon maturity on June 11, 2021:

Derivatives not designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	June 30, 2017	March 11, 2019	June 11, 2021	$58.0	2.13450%
Forward-starting interest rate swap 2	June 30, 2017	March 11, 2019	June 11, 2021	$116.0	2.15100%

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following tables summarize the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of July 4, 2021 and January 3, 2021 (in millions):

	Derivative Assets
	July 4, 2021		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$0.5	Other assets	$—
Total derivative assets		$0.5		$—

	Derivative Liabilities
	July 4, 2021		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$1.4	Accrued liabilities	$2.2
	Other long-term liabilities	1.1	Other long-term liabilities	2.6

Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	Accrued liabilities	$1.7
	Other long-term liabilities	—	Other long-term liabilities	2.6
Total derivative liabilities		$2.5		$9.1

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

For the three and six months ended July 4, 2021 and June 28, 2020, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $3.4 million as of July 4, 2021. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The tables below detail pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and six months ended July 4, 2021 and June 28, 2020 (in millions):

	Three Months Ended
	July 4, 2021			June 28, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(2.2)	Interest and other non-operating expenses, net	$(0.4)	$0.4	Interest and other non-operating expenses, net	$(1.1)

	Six Months Ended
	July 4, 2021			June 28, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(1.0)	Interest and other non-operating expenses, net	$(1.3)	$(4.6)	Interest and other non-operating expenses, net	$(1.7)

The tables below detail gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the three and six months ended July 4, 2021 and June 28, 2020 (in millions):

		Three Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Interest rate contracts	Interest and other non-operating expenses, net	$(0.3)	$—	$(0.5)	$—

		Six Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Interest rate contracts	Interest and other non-operating expenses, net	$(0.9)	$—	$(0.1)	$—

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	July 4, 2021	January 3, 2021
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	33.5	31.0
Branch equipment	66.5	58.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	23.1	22.4
Vehicles	32.9	32.0
Finance lease right-of-use assets	68.6	64.5
Tooling	0.1	0.1
Construction in progress	7.8	5.3
Total property and equipment, gross	252.5	233.9
Less: accumulated depreciation and amortization	117.4	103.9
Total property and equipment, net	$135.1	$130.0

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $8.4 million and $16.9 million for the three and six months ended July 4, 2021, and $7.2 million and $14.2 million for the three and six months ended June 28, 2020, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets as of July 4, 2021 and January 3, 2021 were $12.7 million and $12.9 million, less accumulated amortization of $10.3 million and $9.4 million, respectively. Amortization of these software costs was $0.4 million and $0.5 million for the three months ended July 4, 2021 and June 28, 2020, and $0.8 million and $1.1 million for the six months ended July 4, 2021 and June 28, 2020, respectively.

Note 6.    Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

January 3, 2021
to July 4, 2021
Beginning balance	$250.6
Goodwill acquired during the period	26.1
Goodwill adjusted during the period	1.7
Ending balance	$278.4
Additions to goodwill during the six months ended July 4, 2021 related to the acquisitions completed in 2021 as described in Note 3.
Intangible Assets

Intangible assets include customer relationships, and trademarks and other intangibles. Intangible assets with finite useful lives are amortized on an accelerated method or a straight-line method over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. The Company considers the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life.
During the six months ended July 4, 2021, the Company recorded $35.8 million of intangible assets, including $32.2 million in Customer relationship intangibles and $3.6 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $31.7 million and $3.6 million, respectively, as a result of the acquisitions completed in 2021 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles were $0.5 million and zero, respectively.
During the six months ended June 28, 2020, the Company recorded $22.5 million of intangible assets, including $21.3 million in Customer relationship intangibles and $1.2 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $19.5 million and $1.0 million, respectively, as a result of the acquisitions completed in 2020 as described in Note 3. Adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period of Customer relationship intangibles and Trademarks and other intangibles were $1.8 million and $0.2 million, respectively.
The Customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		July 4, 2021			January 3, 2021
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.2 years	$372.7	$176.7	$196.0	$340.5	$156.9	$183.6
Trademarks and other	3.7 years	29.4	15.3	14.1	25.8	13.1	12.7
Total intangibles		$402.1	$192.0	$210.1	$366.3	$170.0	$196.3

Amortization expense for intangible assets was $11.5 million and $22.0 million for the three and six months ended July 4, 2021 and $8.7 million and $17.4 million for the three and six months ended June 28, 2020, respectively.

Total future amortization estimated as of July 4, 2021 is as follows (in millions):

Fiscal year ending:
2021 (remainder)	$22.6
2022	38.8
2023	31.4
2024	25.1
2025	19.9
Thereafter	72.3
Total future amortization	$210.1

Note 7.    Leases
The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Finance lease obligations consist primarily of the Company’s vehicle fleet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases include options to purchase the leased property. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Classification	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$2.6	$2.2	$5.2	$4.2
Interest on lease liabilities	Interest and other non-operating expenses, net	0.3	0.3	0.7	0.6
Operating lease cost	Cost of goods sold	0.9	0.8	1.6	1.6
Operating lease cost	Selling, general and administrative expenses	18.0	16.4	34.7	32.4
Short-term lease cost	Selling, general and administrative expenses	0.3	0.4	0.8	0.8
Variable lease cost	Selling, general and administrative expenses	0.3	0.1	0.5	0.3
Sublease income	Selling, general and administrative expenses	(0.3)	(0.3)	(0.6)	(0.6)
Total lease cost		$22.1	$19.9	$42.9	$39.3

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
Other Information	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.3	$0.3	$0.7	$0.6
Operating cash flows from operating leases	$18.6	$16.2	$35.5	$32.7
Financing cash flows from finance leases	$2.6	$2.1	$5.0	$3.9
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$3.0	$4.9	$5.0	$11.5
Operating leases	$21.1	$9.8	$33.6	$31.3

The aggregate future lease payments for operating and finance leases as of July 4, 2021 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2021 (remainder)	$30.3	$5.8
2022	65.0	10.7
2023	53.6	10.1
2024	43.7	8.9
2025	33.6	6.0
2026	22.4	3.1
Thereafter	79.5	0.3
Total lease payments	328.1	44.9
Less: interest	57.3	3.1
Present value of lease liabilities	$270.8	$41.8

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	July 4, 2021
Weighted-average remaining lease term
Finance leases	4.4 years
Operating leases	6.7 years
Weighted-average discount rate
Finance leases	3.5%
Operating leases	5.2%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $3.0 million and $6.3 million for the three and six months ended July 4, 2021, and $2.5 million and $5.2 million for the three and six months ended June 28, 2020.

The Company’s Omnibus Equity Incentive Plan (the “2016 Plan”), which became effective on April 28, 2016, provides for the grant of awards in the form of stock options that may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); or other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”), which commenced in May 2014 and terminated upon adoption of the 2016 Plan. However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan.

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the 2020 Plan is 2,155,280 shares of which 2,015,949 remain available as of July 4, 2021.

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

A summary of stock-based compensation activities during the six months ended July 4, 2021 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of January 3, 2021	1,595.3	174.1	41.0	44.2
Granted	73.1	68.5	4.3	19.9
Exercised/Vested/Settled	(199.9)	(58.6)	—	—
Expired or forfeited	(6.7)	(5.1)	—	(0.2)
Outstanding as of July 4, 2021	1,461.8	178.9	45.3	63.9

The weighted average grant date fair value of awards granted during the six months ended July 4, 2021 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$48.07
RSUs	$166.27
DSUs	$172.10
PSUs	$166.15

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Stock options	$1.0	$1.2	$2.1	$2.4
RSUs	1.6	1.0	3.1	1.9
DSUs	0.3	0.3	0.4	0.5
PSUs	1.7	0.3	2.1	0.5
Total stock-based compensation	$4.6	$2.8	$7.7	$5.3

A summary of unrecognized stock-based compensation expense as of July 4, 2021 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$7.9	2.6 years
RSUs	$17.4	3.0 years
DSUs	$0.3	1.2 years
PSUs	$4.2	2.1 years

Note 9.    Long-Term Debt
Long-term debt was as follows (in millions):

	July 4, 2021	January 3, 2021
ABL facility	$—	$—
Term loans	324.2	269.0
Hybrid debt instruments	5.5	—
Total gross long-term debt	329.7	269.0
Less: unamortized debt issuance costs and discounts on debt	(6.5)	(5.5)
Total debt	$323.2	$263.5
Less: current portion	(4.7)	(2.8)
Total long-term debt	$318.5	$260.7

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $364.1 million and $362.3 million as of July 4, 2021 and January 3, 2021, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances under the ABL Facility as of July 4, 2021 and January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of July 4, 2021 and January 3, 2021.
The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants, including incurrence covenants that require the Company to meet minimum financial ratios, and additional borrowings and other corporate transactions may be limited by failure to meet these financial ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest in collateral pledged under the agreement, or restrict the Borrowers’ ability to obtain additional borrowings under these agreements. The ABL Facility is secured by a first lien security interest over inventory and receivables and a second lien security interest over all other assets pledged as collateral.
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of July 4, 2021, the Company is in compliance with all of the ABL Facility covenants.

Term Loans
The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Borrowers entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing Tranche E Term Loans. The New Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The New Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The New Term Loans will mature on March 23, 2028.
Amendments of the Term Loans
The Company through its subsidiaries entered into the Fifth Amendment, dated as of March 23, 2021, by and among the Borrowers, JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amends and restates the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent, and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used, among other things, (i) to repay in full the Tranche E Term Loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 2.50% at July 4, 2021.
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
The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of July 4, 2021, the Company is in compliance with all of the Second Amended and Restated Credit Agreement covenants.
During the three and six months ended July 4, 2021, the Company incurred total interest expense of $4.3 million and $9.8 million, respectively. Of these totals, $3.7 million and $7.6 million related to interest on the ABL Facility and the term loans for the three and six months ended July 4, 2021, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Fifth Amendment, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the six months ended July 4, 2021, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $0.3 million and $0.7 million for the three and six months ended July 4, 2021, respectively. The remaining $0.3 million and $0.7 million of interest expense is primarily related to interest attributable to finance leases for the three and six months ended July 4, 2021, respectively.

During the three and six months ended June 28, 2020, the Company incurred total interest expense of $7.6 million and $15.3 million, respectively. Of this total, $6.8 million and $13.7 million related to interest on the ABL Facility and the Tranche E Term Loans for the three and six months ended June 28, 2020, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.5 million and $1.0 million for the three and six months ended June 28, 2020, respectively. The remaining $0.3 million and $0.6 million of interest expense primarily related to interest attributable to finance leases for the three and six months ended June 28, 2020, respectively.

Hybrid Debt Instruments

As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets during the first quarter of 2021. As of July 4, 2021, approximately $1.4 million was classified as Long-term debt, current portion and approximately $4.1 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10.     Income Taxes

The Company’s effective tax rate was approximately 20.8% for the six months ended July 4, 2021 and approximately 16.4% for the six months ended June 28, 2020. The increase in the effective rate was due primarily to an increase in Net income before taxes, partially offset by an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $8.5 million for the six months ended July 4, 2021 and $6.7 million for the six months ended June 28, 2020. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended July 4, 2021 and June 28, 2020, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.     Commitments and Contingencies

Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $4.0 million and $3.6 million as of July 4, 2021 and January 3, 2021, respectively. As part of the CD&R Acquisition, Deere & Company agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of $1.6 million and $1.2 million as of July 4, 2021 and January 3, 2021, respectively.

Letters of credit: As of July 4, 2021 and January 3, 2021, outstanding letters of credit were $10.9 million and $8.7 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12.     Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Company includes vested DSUs in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such shares issuable are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The calculation of the effect of dilutive securities excludes any derived excess tax benefits or deficiencies from assumed future proceeds. RSUs and stock options with exercise prices that are higher than the average market prices of the Company’s common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and six months ended July 4, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Shares used in the computation of basic earnings per share	44,508,725	41,950,914	44,444,950	41,858,615
Effect of dilutive securities:
Stock options	1,109,000	1,101,495	1,144,881	1,156,647
RSUs and PSUs	164,217	48,243	124,406	55,705
DSUs	7,319	13,383	6,392	10,650
Shares used in the computation of diluted earnings per share	45,789,261	43,114,035	45,720,629	43,081,617

The diluted earnings per common share calculation for the three months ended July 4, 2021 and June 28, 2020 excluded the effect of 72,627 and 216,595 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the six months ended July 4, 2021 and June 28, 2020 excluded the anti-dilutive effect of 59,979 and 173,188 potential shares of common stock, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included herein and in the Annual Report on Form 10-K for the fiscal year ended January 3, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2021.

Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Through our expansive North American network of over 590 branch locations in 45 U.S. states and six Canadian provinces, we offer a comprehensive selection of more than 130,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
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

We achieved Net sales growth of 15% for the 2020 Fiscal Year and Net sales growth of 33% and 36% for the three and six months ended July 4, 2021, respectively, despite experiencing negative effects from the COVID-19 pandemic in the first half of 2020, including a 3% decline in Net sales in April 2020 compared to the same period of 2019.

Although we have experienced operational and other challenges to date, there has been no material adverse impact on our results of operations for the three and six months ended July 4, 2021 as a result of the pandemic. We believe we have sufficient liquidity on hand to continue business operations during this volatile period. On August 6, 2020, we completed a public offering of shares of our common stock and received approximately $261.7 million of net cash proceeds, further enhancing our cash position and increasing our financial flexibility. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of $471.9 million as of July 4, 2021, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). In addition, we have no debt maturities under our ABL Facility until 2024.

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

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The fiscal year ending January 2, 2022 includes 52 weeks and the fiscal year ended January 3, 2021 included 53 weeks. The three months ended July 4, 2021 and June 28, 2020 both included 13 weeks. The six months ended July 4, 2021 and June 28, 2020 both included 26 weeks.
We manage our business as a single reportable segment. Within our organizational framework, the same operational resources support multiple geographic regions and performance is evaluated at a consolidated level. We also evaluate performance based on discrete financial information on a regional basis. Since all of our regions have similar operations and share similar economic characteristics, we aggregate regions into a single operating and reportable segment. These similarities include (i) long-term financial performance, (ii) the nature of products and services, (iii) the types of customers we sell to, and (iv) the distribution methods utilized.
Key Business and Performance Metrics
We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:
Net sales. We generate Net sales primarily through the sale of landscape supplies, including irrigation supplies, fertilizer and control products, hardscapes, landscape accessories, nursery goods, outdoor lighting, and ice melt products to our customers who are primarily landscape contractors serving the residential and commercial construction sectors. Our Net sales include billings for freight and handling charges, and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes.
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
Non-GAAP Selling Days. Selling Days are defined as business days, excluding Saturdays, Sundays, and holidays, that our branches are open during the year. Depending upon the location and the season, our branches may be open on Saturdays and Sundays; however, for consistency, those days have been excluded from the calculation of Selling Days.
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

Selling, general and administrative expenses (operating expenses). Our operating expenses are primarily comprised of Selling, general and administrative costs, which include personnel expenses (salaries, wages, employee benefits, payroll taxes, stock-based compensation, and bonuses), rent, fuel, vehicle maintenance costs, insurance, utilities, repairs and maintenance, and professional fees. Operating expenses also include depreciation and amortization.

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, other non-cash items, financing fees, other fees and expenses related to acquisitions, and other non-recurring (income) loss. Refer to “Results of Operations—Quarterly Results of Operations Data” for more information regarding how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2020 fiscal year:
•In May 2021, we acquired all of the outstanding stock of Rodvold Enterprises, Inc., doing business as Rock & Block Hardscape Supply (“Rock & Block”). With two locations in the San Diego, Southern Orange County and Inland Empire markets in California, Rock & Block is a distributor of hardscapes, masonry, and landscape supplies to landscape professionals.
•In April 2021, we acquired the assets and assumed the liabilities of Melrose Supply & Sales Corp (“Melrose”). With six locations throughout Florida, Melrose is a distributor of irrigation, lighting, and drainage products to landscape professionals.

•In April 2021, we acquired all of the outstanding stock of Timberwall Landscape & Masonry Products, Inc. (“Timberwall”). With one location in Victoria, Minnesota, Timberwall is a distributor of hardscapes and landscape supplies to landscape professionals.
•In April 2021, we acquired the assets and assumed the liabilities of Arizona Stone & Architectural Products and Solstice Stone (“Arizona Stone and Solstice”). With seven locations throughout Arizona and two locations in the Las Vegas, Nevada market, Arizona Stone and Solstice is a distributor of hardscapes, natural stone, and landscape supplies to landscape professionals.
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

Volume-Based Pricing

We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with select suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and strategic positioning. We typically have annual supplier agreements, and while they generally do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. In certain cases, we have entered into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, and grass seed, which may require us to purchase products in the future.

Strategic Initiatives

We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. We are focusing on our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We are also implementing new inventory planning and stocking system functionalities and new transportation management systems in an effort to reduce costs as well as improve our reliability and level of service. In addition, we continue to enhance our website and B2B e-Commerce platform, which we believe provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers. We also work closely with our local branches to improve sales, delivery, and branch productivity. We believe we will continue to benefit from the following initiatives, among others:

•Category management initiatives, including the implementation of organic growth strategies, the development of our private label product strategy, the expansion of product lines, and the reorganization of brands and products by preferred suppliers, were initiated in the first quarter of 2015 and are expected to continue through 2023.
•Supply chain initiatives, including the implementation of new inventory planning and stocking systems and functionalities, the installation of new distribution centers, local hubs in large markets, and local fleet utilization and cost improvement, were initiated in the fourth quarter of 2016 and are expected to continue through 2022.
•Sales force performance initiatives, including the implementation of new compensation plans, the restructuring of our sales force, the formal sales and product training for sales force and management, and the implementation of a comprehensive CRM, were initiated in the third quarter of 2015 and are expected to continue through 2023.
•Marketing initiatives, including the relaunch of our Partners Program and implementation of a digital marketing strategy, were initiated in the third quarter of 2015 and are expected to continue through 2023.
•Digital initiatives, including the relaunch of our website and the implementation of a B2B e-Commerce platform, which provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers, are expected to continue through 2023.
•Operational excellence initiatives, including the implementation of best practices in branch operations which encompasses safety, merchandising, stocking and assortment, customer engagement, delivery, labor management, as well as branch systems automation and enhancement including the rollout of barcoding, are expected to continue through 2023.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended July 4, 2021 and June 28, 2020.

Consolidated Statements of Operations
(In millions)
	Three Months Ended				Six Months Ended
	July 4, 2021		June 28, 2020		July 4, 2021		June 28, 2020
Net sales	$1,083.9	100.0%	$817.7	100.0%	$1,734.1	100.0%	$1,277.5	100.0%
Cost of goods sold	695.7	64.2%	531.6	65.0%	1,144.4	66.0%	848.6	66.4%
Gross profit	388.2	35.8%	286.1	35.0%	589.7	34.0%	428.9	33.6%
Selling, general and administrative expenses	225.8	20.8%	175.0	21.4%	418.1	24.1%	342.1	26.8%
Other income	2.2	0.2%	1.2	0.1%	3.4	0.2%	2.2	0.2%
Operating income	164.6	15.2%	112.3	13.7%	175.0	10.1%	89.0	7.0%
Interest and other non-operating expenses, net	4.3	0.4%	7.6	0.9%	9.8	0.6%	15.3	1.2%
Income tax expense	36.8	3.4%	25.6	3.1%	34.3	2.0%	12.1	0.9%
Net income	$123.5	11.4%	$79.1	9.7%	$130.9	7.5%	$61.6	4.8%
Net sales
Net sales increased 33% to $1,083.9 million for the three months ended July 4, 2021 compared to $817.7 million for the three months ended June 28, 2020, and increased 36% to $1,734.1 million for the six months ended July 4, 2021 compared to $1,277.5 million for the six months ended June 28, 2020. Organic Daily Sales increased 22% in the second quarter of 2021 and 26% for the six months ended July 4, 2021, compared to the prior year periods due to strong demand as consumers are spending more time at home and investing in their outdoor living spaces. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 24% in the second quarter of 2021 and 25% for the six months ended July 4, 2021, compared to the prior year periods due to strong growth in the repair and upgrade as well as the residential construction end markets. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 17% in the second quarter of 2021 and 26% for the six months ended July 4, 2021, compared to the prior year periods due to the stay-at-home trend. Acquisitions contributed $90.4 million, or 11%, to the Net sales growth for the second quarter of 2021 and $123.9 million, or 10%, for the six months ended July 4, 2021.
Cost of goods sold
Cost of goods sold increased 31% to $695.7 million for the three months ended July 4, 2021 compared to $531.6 million for the three months ended June 28, 2020, and increased 35% to $1,144.4 million for the six months ended July 4, 2021, compared to $848.6 million for the six months ended June 28, 2020. The increase in Cost of goods sold for the second quarter and the first half of 2021 was primarily attributable to Net sales growth, including acquisitions.
Gross profit and gross margin
Gross profit increased 36% to $388.2 million for the three months ended July 4, 2021 compared to $286.1 million for the three months ended June 28, 2020, and increased 37% to $589.7 million for the six months ended July 4, 2021, compared to $428.9 million for the six months ended June 28, 2020. Gross profit growth for the second quarter and the first half of 2021 was driven by Net sales growth, including acquisitions. Gross margin increased 80 basis points to 35.8% for the second quarter of 2021 as compared to 35.0% for the second quarter of 2020, and increased 40 basis points to 34.0% for the six months ended July 4, 2021, compared to 33.6% for the six months ended June 28, 2020. The increase in gross margin reflects the benefit of supply chain initiatives and more favorable pricing and customer mix.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 29% to $225.8 million for the three months ended July 4, 2021 compared to $175.0 million for the three months ended June 28, 2020, and increased 22% to $418.1 million for the six months ended July 4, 2021, compared to $342.1 million for the six months ended June 28, 2020. The increase in SG&A for the second quarter and the first half of 2021 was primarily due to the additional operating expenses supporting our sales growth as well as contributions from acquisitions. SG&A as a percentage of Net sales decreased 60 basis points to 20.8% for the three months ended July 4, 2021 compared to 21.4% for the three months ended June 28, 2020, and decreased 270 basis points to 24.1% for the six months ended July 4, 2021, compared to 26.8% for the six months ended June 28, 2020. The decrease in SG&A as a percentage of Net sales was primarily attributable to operating leverage resulting from our strong Organic Sales growth combined with solid expense management. Depreciation and amortization expense increased $3.9 million to $20.3 million for the three months ended July 4, 2021 compared to $16.4 million for the three months ended June 28, 2020, and increased $7.0 million to $39.7 million for the six months ended July 4, 2021, compared to $32.7 million for the six months ended June 28, 2020. The increase in depreciation and amortization in both the second quarter of 2021 and the first half of 2021 was primarily attributable to acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $3.3 million to $4.3 million for the three months ended July 4, 2021 compared to $7.6 million for the three months ended June 28, 2020, and decreased $5.5 million to $9.8 million for the six months ended July 4, 2021, compared to $15.3 million for the six months ended June 28, 2020. The decrease in interest expense primarily reflected a lower average outstanding debt balance over both the second quarter and the first half of 2021 compared to the same periods of 2020.
Income tax expense
Income tax expense was $36.8 million for the three months ended July 4, 2021 compared to $25.6 million for the three months ended June 28, 2020. The effective tax rate was 23.0% for the three months ended July 4, 2021 compared to 24.5% for the three months ended June 28, 2020. The decrease in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $4.8 million were recognized for the three months ended July 4, 2021 compared to $1.2 million for the three months ended June 28, 2020.
Income tax expense was $34.3 million for the six months ended July 4, 2021 compared to $12.1 million for the six months ended June 28, 2020. The effective tax rate was 20.8% for the six months ended July 4, 2021 compared to 16.4% for the six months ended June 28, 2020. The increase in the effective rate was due primarily to an increase in Net income before taxes, partially offset by an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $8.5 million were recognized for the six months ended July 4, 2021 compared to $6.7 million for the six months ended June 28, 2020.
Net income
Net income increased $44.4 million to $123.5 million for the three months ended July 4, 2021 compared to $79.1 million for the three months ended June 28, 2020, and increased $69.3 million to $130.9 million for the six months ended July 4, 2021, compared to $61.6 million for the six months ended June 28, 2020. The increase in Net income was primarily driven by higher Net sales, gross margin improvement, and SG&A leverage.

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

(In millions, except per share information and percentages)
	2021		2020				2019
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Net sales	$1,083.9	$650.2	$675.1	$751.9	$817.7	$459.8	$535.0	$652.8
Cost of goods sold	695.7	448.7	452.8	501.8	531.6	317.0	365.0	437.6
Gross profit	388.2	201.5	222.3	250.1	286.1	142.8	170.0	215.2
Selling, general and administrative expenses	225.8	192.3	202.8	183.3	175.0	167.1	166.8	165.0
Other income	2.2	1.2	2.7	1.8	1.2	1.0	1.2	2.3
Operating income (loss)	164.6	10.4	22.2	68.6	112.3	(23.3)	4.4	52.5
Interest and other non-operating expenses	4.3	5.5	9.1	6.6	7.6	7.7	7.5	8.2
Income tax (benefit) expense	36.8	(2.5)	1.6	13.8	25.6	(13.5)	(5.6)	9.7
Net income (loss)	$123.5	$7.4	$11.5	$48.2	$79.1	$(17.5)	$2.5	$34.6
Net income (loss) per common share:
Basic	$2.77	$0.17	$0.26	$1.11	$1.89	$(0.42)	$0.06	$0.84
Diluted	$2.70	$0.16	$0.25	$1.08	$1.83	$(0.42)	$0.06	$0.81
Adjusted EBITDA(a)	$190.6	$34.5	$43.9	$87.8	$132.1	$(3.6)	$22.2	$70.5
Net sales as a percentage of annual Net sales			25.0%	27.8%	30.2%	17.0%	22.7%	27.7%
Gross profit as a percentage of annual Gross profit			24.7%	27.8%	31.7%	15.8%	22.0%	27.8%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			16.9%	33.7%	50.8%	(1.4)%	11.0%	35.1%
_____________________________________
(a)    In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Quarterly Report on Form 10-Q to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets, other non-cash items, financing fees, other fees, and expenses related to acquisitions and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:

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
The following table presents a reconciliation of Adjusted EBITDA to Net income (loss):

(In millions)
	2021		2020				2019
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Reported Net income (loss)	$123.5	$7.4	$11.5	$48.2	$79.1	$(17.5)	$2.5	$34.6
Income tax (benefit) expense	36.8	(2.5)	1.6	13.8	25.6	(13.5)	(5.6)	9.7
Interest expense, net	4.3	5.5	9.1	6.6	7.6	7.7	7.5	8.2
Depreciation and amortization	20.3	19.4	18.2	16.3	16.4	16.3	14.8	14.6
EBITDA	184.9	29.8	40.4	84.9	128.7	(7.0)	19.2	67.1
Stock-based compensation(a)	4.6	3.1	2.7	2.6	2.8	2.5	2.0	2.5
(Gain) loss on sale of assets(b)	(0.2)	0.1	(0.2)	(0.4)	0.1	0.1	0.1	0.1
Financing fees(c)	—	0.7	—	—	—	—	—	—
Acquisitions and other adjustments(d)	1.3	0.8	1.0	0.7	0.5	0.8	0.9	0.8
Adjusted EBITDA(e)	$190.6	$34.5	$43.9	$87.8	$132.1	$(3.6)	$22.2	$70.5
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales:

(in millions)
	2021		2020
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Reported Net sales	$1,083.9	$650.2	$817.7	$459.8
Organic Sales(a)	975.0	613.3	799.2	456.4
Acquisition contribution(b)	108.9	36.9	18.5	3.4
Selling Days	64	65	64	64
Organic Daily Sales	$15.2	$9.4	$12.5	$7.1
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
As of July 4, 2021 and January 3, 2021, we had no revolving credit loans outstanding. Our borrowing base capacity under the ABL Facility was $364.1 million and $362.3 million as of July 4, 2021 and January 3, 2021, respectively. As of July 4, 2021, we had total cash and cash equivalents of $107.8 million, total gross long-term debt of $329.7 million, and finance leases of $41.8 million.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below:

(In millions)
	Six Months Ended
	July 4, 2021	June 28, 2020
Net cash provided by (used in):
Operating activities	$92.2	$119.1
Investing activities	$(82.0)	$(55.5)
Financing activities	$41.9	$81.4
Cash flow provided by operating activities

Net cash provided by operating activities for the six months ended July 4, 2021 was $92.2 million compared to $119.1 million for the six months ended June 28, 2020. The decrease was primarily due to increases in inventory and receivables supporting our sales growth.

Cash flow used in investing activities

Net cash used in investing activities was $82.0 million for the six months ended July 4, 2021 compared to $55.5 million for the six months ended June 28, 2020. The increase reflected higher acquisition investment during the first six months of 2021 compared to the same period of 2020. Capital expenditures were $16.6 million for the first six months of 2021 compared to $9.5 million for the first six months of 2020 due to increased investment in material handling equipment used in our branches.

Cash flow provided by financing activities

Net cash provided by financing activities was $41.9 million for the six months ended July 4, 2021 compared to $81.4 million for the six months ended June 28, 2020. The decrease primarily reflected higher borrowings during the first half of 2020 to increase our cash on hand in response to the market uncertainty brought on by the COVID-19 pandemic.

External Financing
Term Loans
Landscape Holding and Landscape, as borrowers (collectively, the “Borrowers”), entered into the Fifth Amendment to the Amended and Restated Credit Agreement, the (“Fifth Amendment”), dated as of March 23, 2021, with JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amends and restates the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”). The New Term Loans will mature on March 23, 2028.
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
Amendments of the Term Loans
On March 23, 2021, the Borrowers entered into the Fifth Amendment in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent, and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used to, among other things, (i) repay in full the Tranche E Term Loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 2.50% at July 4, 2021.

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
ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an ABL Facility in the amount of up to $375.0 million with a maturity date of February 1, 2024. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances under the ABL Facility as of July 4, 2021 and January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of July 4, 2021 and January 3, 2021.

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
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. We have entered into forward-starting interest rate swap contracts and interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the term loans. During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended.
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
As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets. As of July 4, 2021, approximately $1.4 million was classified as Long-term debt, current portion and approximately $4.1 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets. For additional information, refer to “Note 1. Nature of Business and Significant Accounting Policies”, “Note 4. Fair Value Measurement and Interest Rate Swaps”, and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of July 4, 2021, related to our long-term debt. The changes during the six months ended July 4, 2021 as compared to January 3, 2021 reflected increased borrowings and decreased interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including current maturities(a)	$329.7	$4.7	$9.4	$6.8	$308.8
Interest on long-term debt(b)	$62.3	$11.0	$21.2	$16.6	$13.5
___________________________________
(a)    For additional information, refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $6.5 million.
(b)    The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of July 4, 2021. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loans and the ABL Facility. The projected interest payments only pertain to obligations and agreements outstanding as of July 4, 2021. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1 †	Summary of Non-Employee Director Compensation, as amended and restated on May 12, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended July 4, 2021 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

______________
† Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	August 4, 2021	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)