Form 10-Q
period 2021-10-03
SiteOne Landscape Supply, Inc.
filed 2021-11-03
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of October 29, 2021
Common Stock, $0.01 par value per share	44,700,606

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
•supply chain disruptions, product shortages, and the loss of key suppliers;
•product price fluctuations;
•ability to pass along product cost increases;
•inventory management risks;
•ability to implement our business strategies and achieve our growth objectives;
•acquisition and integration risks;
•inflation and increased operating costs;
•risks associated with our large labor force (including work stoppages due to COVID-19 and ongoing labor market disruptions);
•retention of key personnel;
•construction defect and product liability claims;
•impairment of goodwill;
•adverse credit and financial markets events and conditions;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	October 3, 2021	January 3, 2021
Current assets:
Cash and cash equivalents	$158.0	$55.2
Accounts receivable, net of allowance for doubtful accounts of $11.1 and $9.1, respectively	416.2	292.8
Inventory, net	628.9	458.6
Income tax receivable	3.4	6.8
Prepaid expenses and other current assets	49.0	38.2
Total current assets	1,255.5	851.6

Property and equipment, net (Note 5)	140.3	130.0
Operating lease right-of-use assets, net (Note 7)	265.3	256.5
Goodwill (Note 6)	278.4	250.6
Intangible assets, net (Note 6)	202.1	196.3
Deferred tax assets	2.2	2.4
Other assets	8.0	8.3
Total assets	$2,151.8	$1,695.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$295.3	$172.8
Current portion of finance leases (Note 7)	10.4	9.2
Current portion of operating leases (Note 7)	58.5	54.6
Accrued compensation	81.4	69.2
Long-term debt, current portion (Note 9)	4.7	2.8
Accrued liabilities	90.0	60.0
Total current liabilities	540.3	368.6

Other long-term liabilities	17.2	25.3
Finance leases, less current portion (Note 7)	33.6	32.4
Operating leases, less current portion (Note 7)	213.9	208.3
Deferred tax liabilities	6.4	5.4
Long-term debt, less current portion (Note 9)	317.7	260.7
Total liabilities	1,129.1	900.7

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,692,062 and 44,300,380 shares issued, and 44,671,151 and 44,279,469 shares outstanding at October 3, 2021 and January 3, 2021, respectively	0.4	0.4
Additional paid-in capital	557.0	541.8
Retained earnings	470.0	259.1
Accumulated other comprehensive loss	(4.7)	(6.3)
Total stockholders' equity	1,022.7	795.0
Total liabilities and stockholders' equity	$2,151.8	$1,695.7
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$936.4	$751.9	$2,670.5	$2,029.4
Cost of goods sold	595.9	501.8	1,740.3	1,350.4
Gross profit	340.5	250.1	930.2	679.0

Selling, general and administrative expenses	235.3	183.3	653.4	525.4
Other (income) expense, net	1.8	(1.8)	(1.6)	(4.0)
Operating income	103.4	68.6	278.4	157.6

Interest and other non-operating expenses, net	4.3	6.6	14.1	21.9
Net income before taxes	99.1	62.0	264.3	135.7
Income tax expense	19.1	13.8	53.4	25.9
Net income	$80.0	$48.2	$210.9	$109.8

Net income per common share:
Basic	$1.79	$1.11	$4.74	$2.59
Diluted	$1.74	$1.08	$4.61	$2.52
Weighted average number of common shares outstanding:
Basic	44,645,126	43,316,470	44,511,675	42,344,567
Diluted	45,849,338	44,561,488	45,762,387	43,573,559
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income	$80.0	$48.2	$210.9	$109.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	0.3	(0.1)	(0.2)
Interest rate swaps - net unrealized gains (losses) and reclassifications into earnings, net of taxes of $(0.2), $(0.3), $(0.5), and $0.8, respectively	0.8	1.0	1.7	(2.5)
Total other comprehensive income (loss)	0.2	1.3	1.6	(2.7)
Comprehensive income	$80.2	$49.5	$212.5	$107.1
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 3, 2021	44,279.5	$0.4	$541.8	$259.1	$(6.3)	$795.0
Net income	—	—	—	7.4	—	7.4
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of common shares under stock-based compensation plan	114.2	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	3.1	—	—	3.1
Balance at April 4, 2021	44,393.7	$0.4	$543.8	$266.5	$(5.2)	$805.5
Net income	—	—	—	123.5	—	123.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of common shares under stock-based compensation plan	123.2	—	2.7	—	—	2.7
Stock-based compensation	—	—	4.6	—	—	4.6
Balance at July 4, 2021	44,516.9	$0.4	$551.1	$390.0	$(4.9)	$936.6
Net income	—	—	—	80.0	—	80.0
Other comprehensive income	—	—	—	—	0.2	0.2
Issuance of common shares under stock-based compensation plan	154.3	—	2.4	—	—	2.4
Stock-based compensation	—	—	3.5	—	—	3.5
Balance at October 3, 2021	44,671.2	$0.4	$557.0	$470.0	$(4.7)	$1,022.7

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net loss	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss	—	—	—	—	(4.7)	(4.7)
Issuance of common shares under stock-based compensation plan	291.6	—	4.0	—	—	4.0
Stock-based compensation	—	—	2.5	—	—	2.5
Balance at March 29, 2020	41,862.4	$0.4	$268.0	$120.3	$(11.2)	$377.5
Net income	—	—	—	79.1	—	79.1
Other comprehensive income	—	—	—	—	0.7	0.7
Issuance of common shares under stock-based compensation plan	115.6	—	2.2	—	—	2.2
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at June 28, 2020	41,978.0	$0.4	$273.0	$199.4	$(10.5)	$462.3
Net income	—	—	—	48.2	—	48.2
Other comprehensive income	—	—	—	—	1.3	1.3
Issuance of common stock in public offering, net of issuance costs	2,150.0	—	261.7	—	—	261.7
Issuance of common shares under stock-based compensation plan	85.0	—	1.1	—	—	1.1
Stock-based compensation	—	—	2.6	—	—	2.6
Balance at September 27, 2020	44,213.0	$0.4	$538.4	$247.6	$(9.2)	$777.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash Flows from Operating Activities:
Net income	$210.9	$109.8
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	25.8	21.5
Stock-based compensation	11.2	7.9
Amortization of software and intangible assets	34.9	27.5
Amortization of debt related costs	1.1	1.5
Loss on extinguishment of debt	0.8	—
Gain on sale of equipment	(0.3)	(0.2)
Other	3.8	1.9
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(118.0)	(34.6)
Inventory	(159.5)	(35.8)
Income tax receivable	3.4	5.3
Prepaid expenses and other assets	(10.7)	(12.3)
Accounts payable	117.5	54.8
Accrued expenses and other liabilities	38.5	33.4
Net Cash Provided By Operating Activities	$159.4	$180.7

Cash Flows from Investing Activities:
Purchases of property and equipment	(24.2)	(11.8)
Purchases of intangible assets	(3.7)	(2.3)
Acquisitions, net of cash acquired	(71.1)	(73.5)
Proceeds from the sale of property and equipment	1.7	0.7
Net Cash Used In Investing Activities	$(97.3)	$(86.9)

Cash Flows from Financing Activities:
Equity proceeds from common stock	7.3	270.8
Borrowings under term loan	325.0	—
Repayments under term loan	(270.6)	(3.4)
Borrowings on asset-based credit facility	161.9	285.4
Repayments on asset-based credit facility	(161.9)	(378.2)
Payments of debt issuance costs	(2.4)	—
Payments on finance lease obligations	(7.7)	(6.2)
Payments of acquisition related contingent obligations	(6.8)	(4.8)
Other financing activities	(4.2)	(1.7)
Net Cash Provided By Financing Activities	$40.6	$161.9

Effect of exchange rate on cash	0.1	(0.1)
Net Change In Cash	102.8	255.6

Cash and cash equivalents:
Beginning	55.2	19.0
Ending	$158.0	$274.6

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$12.2	$20.5
Cash paid during the year for income taxes	$50.3	$17.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than four percent of sales and less than five percent of total assets in Canada for all periods presented. As of October 3, 2021, the Company had over 590 branches. Based on the nature of the Company’s products and customers’ business cycles, sales have been significantly higher in the second and third quarters of each fiscal year.

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

COVID-19 Pandemic

As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, or deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the three and nine months ended October 3, 2021; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, including the emergence of variant strains of the virus, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which included measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes during the fiscal year ended January 3, 2021 which are required to be paid over two years, with 50 percent to be paid by December 31, 2021 and the remainder by December 31, 2022. As of October 3, 2021, the Company has $12.2 million of qualifying employer payroll taxes included in its Consolidated Balance Sheets, of which $6.1 million is included in Accrued compensation and $6.1 million is included in Other long-term liabilities.

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 2, 2022 includes 52 weeks and the fiscal year ended January 3, 2021 included 53 weeks. The three months ended October 3, 2021 and September 27, 2020 both included 13 weeks. The nine months ended October 3, 2021 and September 27, 2020 both included 39 weeks.

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

Note 2.    Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Landscaping products(a)	$696.1	$550.2	$1,984.7	$1,475.9
Agronomic and other products(b)	240.3	201.7	685.8	553.5
	$936.4	$751.9	$2,670.5	$2,029.4
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

As of October 3, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.8 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of October 3, 2021 and January 3, 2021, contract liabilities were $10.8 million and $5.7 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the nine months ended October 3, 2021 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $3.3 million of revenue recognized and the expiration of points related to the customer loyalty reward program during the period.

Note 3.    Acquisitions

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of $71.1 million and $74.6 million and deferred contingent consideration of $4.8 million and $7.0 million for the nine months ended October 3, 2021 and September 27, 2020, respectively.

•In August 2021, the Company acquired the assets and assumed the liabilities of Green Brothers Earth Works and Southern Landscape Supply (“Green Brothers”). With four locations in the greater Atlanta, Georgia market, Green Brothers is a distributor of landscape supplies and hardscapes to landscape professionals.
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
The Company also de-designated the hedging relationships for Forward-starting interest rate swaps 1 and 2 on March 23, 2021. The swaps were not terminated upon de-designation; however, hedge accounting was discontinued since these swaps were no longer designated as hedging instruments. The related accumulated losses for these swaps remained in AOCI and were recognized in earnings at the time the hedged interest payments impacted earnings.

The following table provides additional information related to the swap contracts designated as hedging instruments as of October 3, 2021:

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

The Company recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following tables summarize the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of October 3, 2021 and January 3, 2021 (in millions):

	Derivative Assets
	October 3, 2021		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$0.6	Other assets	$—
Total derivative assets		$0.6		$—

	Derivative Liabilities
	October 3, 2021		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$1.5	Accrued liabilities	$2.2
	Other long-term liabilities	0.9	Other long-term liabilities	2.6

Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	Accrued liabilities	$1.7
	Other long-term liabilities	—	Other long-term liabilities	2.6
Total derivative liabilities		$2.4		$9.1

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

For the three and nine months ended October 3, 2021 and September 27, 2020, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $3.4 million as of October 3, 2021. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The tables below detail pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and nine months ended October 3, 2021 and September 27, 2020 (in millions):

	Three Months Ended
	October 3, 2021			September 27, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(0.2)	Interest and other non-operating expenses, net	$(0.5)	$1.3	Interest and other non-operating expenses, net	$(1.4)

	Nine Months Ended
	October 3, 2021			September 27, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(1.2)	Interest and other non-operating expenses, net	$(1.8)	$(3.3)	Interest and other non-operating expenses, net	$(3.1)

The tables below detail gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the three and nine months ended October 3, 2021 and September 27, 2020 (in millions):

		Three Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Interest rate contracts	Interest and other non-operating expenses, net	$(0.7)	$—	$—	$—

		Nine Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Interest rate contracts	Interest and other non-operating expenses, net	$(1.6)	$—	$(0.1)	$—

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	October 3, 2021	January 3, 2021
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	35.0	31.0
Branch equipment	72.3	58.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	23.4	22.4
Vehicles	32.7	32.0
Finance lease right-of-use assets	73.5	64.5
Tooling	0.1	0.1
Construction in progress	7.9	5.3
Total property and equipment, gross	264.9	233.9
Less: accumulated depreciation and amortization	124.6	103.9
Total property and equipment, net	$140.3	$130.0

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $8.9 million and $25.8 million for the three and nine months ended October 3, 2021, and $7.3 million and $21.5 million for the three and nine months ended September 27, 2020, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets as of October 3, 2021 and January 3, 2021 were $12.7 million and $12.9 million, less accumulated amortization of $10.7 million and $9.4 million, respectively. Amortization of these software costs was $0.5 million and $0.5 million for the three months ended October 3, 2021 and September 27, 2020, and $1.3 million and $1.6 million for the nine months ended October 3, 2021 and September 27, 2020, respectively.

Note 6.    Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

January 3, 2021
to October 3, 2021
Beginning balance	$250.6
Goodwill acquired during the period	26.4
Goodwill adjusted during the period	1.4
Ending balance	$278.4
Additions to goodwill during the nine months ended October 3, 2021 related to the acquisitions completed in 2021 as described in Note 3.
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
During the nine months ended October 3, 2021, the Company recorded $39.4 million of intangible assets, including $35.8 million in Customer relationship intangibles and $3.6 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $35.7 million and $3.6 million, respectively, as a result of the acquisitions completed in 2021 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles were $0.1 million and zero, respectively.
During the nine months ended September 27, 2020, the Company recorded $36.9 million of intangible assets, including $34.6 million in Customer relationship intangibles and $2.3 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $32.9 million and $2.2 million, respectively, as a result of the acquisitions completed in 2020 as described in Note 3. Adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period of Customer relationship intangibles and Trademarks and other intangibles were $1.7 million and $0.1 million, respectively.

The Customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		October 3, 2021			January 3, 2021
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.0 years	$376.3	$187.2	$189.1	$340.5	$156.9	$183.6
Trademarks and other	3.5 years	29.4	16.4	13.0	25.8	13.1	12.7
Total intangibles		$405.7	$203.6	$202.1	$366.3	$170.0	$196.3

Amortization expense for intangible assets was $11.6 million and $33.6 million for the three and nine months ended October 3, 2021 and $8.5 million and $25.9 million for the three and nine months ended September 27, 2020, respectively.

Total future amortization estimated as of October 3, 2021 is as follows (in millions):

Fiscal year ending:
2021 (remainder)	$11.2
2022	39.4
2023	31.9
2024	25.5
2025	20.2
Thereafter	73.9
Total future amortization	$202.1

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$2.7	$2.4	$7.9	$6.6
Interest on lease liabilities	Interest and other non-operating expenses, net	0.4	0.3	1.1	0.9
Operating lease cost	Cost of goods sold	0.8	0.7	2.4	2.3
Operating lease cost	Selling, general and administrative expenses	18.7	16.0	53.4	48.4
Short-term lease cost	Selling, general and administrative expenses	0.2	0.5	1.0	1.3
Variable lease cost	Selling, general and administrative expenses	0.2	0.2	0.7	0.5
Sublease income	Selling, general and administrative expenses	(0.2)	(0.2)	(0.8)	(0.8)
Total lease cost		$22.8	$19.9	$65.7	$59.2

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Information	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance leases	$0.4	$0.3	$1.1	$0.9
Operating cash flows from operating leases	$19.5	$16.4	$55.0	$49.1
Financing cash flows from finance leases	$2.7	$2.3	$7.7	$6.2
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$5.0	$10.8	$10.0	$22.3
Operating leases	$13.9	$16.0	$47.5	$47.3

The aggregate future lease payments for operating and finance leases as of October 3, 2021 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2021 (remainder)	$12.3	$3.1
2022	68.6	11.7
2023	57.0	11.0
2024	46.4	9.8
2025	36.0	6.9
2026	24.9	4.1
Thereafter	82.7	0.7
Total lease payments	327.9	47.3
Less: interest	55.5	3.3
Present value of lease liabilities	$272.4	$44.0

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	October 3, 2021
Weighted-average remaining lease term
Finance leases	4.4 years
Operating leases	6.6 years
Weighted-average discount rate
Finance leases	3.6%
Operating leases	5.1%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $2.7 million and $9.0 million for the three and nine months ended October 3, 2021, and $2.3 million and $7.5 million for the three and nine months ended September 27, 2020.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the 2020 Plan is 2,155,280 shares of which 2,011,511 remain available as of October 3, 2021.

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

A summary of stock-based compensation activities during the nine months ended October 3, 2021 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of January 3, 2021	1,595.3	174.1	41.0	44.2
Granted	73.8	79.7	4.4	19.9
Exercised/Vested/Settled	(353.5)	(59.4)	—	—
Expired or forfeited	(11.2)	(7.8)	—	(0.4)
Outstanding as of October 3, 2021	1,304.4	186.6	45.4	63.7

The weighted average grant date fair value of awards granted during the nine months ended October 3, 2021 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$48.11
RSUs	$167.22
DSUs	$172.86
PSUs	$166.15

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Stock options	$1.0	$1.1	$3.1	$3.5
RSUs	1.7	1.0	4.8	2.9
DSUs	0.1	0.2	0.5	0.7
PSUs	0.7	0.3	2.8	0.8
Total stock-based compensation	$3.5	$2.6	$11.2	$7.9

A summary of unrecognized stock-based compensation expense as of October 3, 2021 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$6.7	2.4 years
RSUs	$17.3	2.9 years
DSUs	$0.2	1.0 years
PSUs	$3.5	1.9 years

Note 9.    Long-Term Debt
Long-term debt was as follows (in millions):

	October 3, 2021	January 3, 2021
ABL facility	$—	$—
Term loans	323.4	269.0
Hybrid debt instruments	5.2	—
Total gross long-term debt	328.6	269.0
Less: unamortized debt issuance costs and discounts on debt	(6.2)	(5.5)
Total debt	$322.4	$263.5
Less: current portion	(4.7)	(2.8)
Total long-term debt	$317.7	$260.7

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $364.1 million and $362.3 million as of October 3, 2021 and January 3, 2021, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances under the ABL Facility as of October 3, 2021 and January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of October 3, 2021 and January 3, 2021.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of October 3, 2021, the Company is in compliance with all of the ABL Facility covenants.

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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 2.50% at October 3, 2021.
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
The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of October 3, 2021, the Company is in compliance with all of the Second Amended and Restated Credit Agreement covenants.
During the three and nine months ended October 3, 2021, the Company incurred total interest expense of $4.3 million and $14.1 million, respectively. Of these totals, $3.5 million and $11.1 million related to interest on the ABL Facility and the term loans for the three and nine months ended October 3, 2021, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Fifth Amendment, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the nine months ended October 3, 2021, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $0.4 million and $1.1 million for the three and nine months ended October 3, 2021, respectively. The remaining $0.4 million and $1.1 million of interest expense is primarily related to interest attributable to finance leases for the three and nine months ended October 3, 2021, respectively.

During the three and nine months ended September 27, 2020, the Company incurred total interest expense of $6.6 million and $21.9 million, respectively. Of this total, $6.0 million and $19.7 million related to interest on the ABL Facility and the Tranche E Term Loans for the three and nine months ended September 27, 2020, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.5 million and $1.5 million for the three and nine months ended September 27, 2020, respectively. The remaining $0.1 million and $0.7 million of interest expense primarily related to interest attributable to finance leases for the three and nine months ended September 27, 2020, respectively.

Hybrid Debt Instruments

As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets during the first quarter of 2021. As of October 3, 2021, approximately $1.5 million was classified as Long-term debt, current portion and approximately $3.7 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10.     Income Taxes

The Company’s effective tax rate was approximately 20.2% for the nine months ended October 3, 2021 and approximately 19.1% for the nine months ended September 27, 2020. The increase in the effective rate was due primarily to an increase in Net income before taxes, partially offset by an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $15.0 million for the nine months ended October 3, 2021 and $8.8 million for the nine months ended September 27, 2020. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended October 3, 2021 and September 27, 2020, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.     Commitments and Contingencies

Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $4.0 million and $3.6 million as of October 3, 2021 and January 3, 2021, respectively. As part of the CD&R Acquisition, Deere & Company agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of $1.6 million and $1.2 million as of October 3, 2021 and January 3, 2021, respectively.

Letters of credit: As of October 3, 2021 and January 3, 2021, outstanding letters of credit were $10.9 million and $8.7 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Shares used in the computation of basic earnings per share	44,645,126	43,316,470	44,511,675	42,344,567
Effect of dilutive securities:
Stock options	1,017,754	1,148,353	1,102,505	1,153,882
RSUs and PSUs	180,037	81,620	142,950	64,344
DSUs	6,421	15,045	5,257	10,766
Shares used in the computation of diluted earnings per share	45,849,338	44,561,488	45,762,387	43,573,559

The diluted earnings per common share calculation for the three months ended October 3, 2021 and September 27, 2020 excluded the effect of 74,905 and 137,676 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the nine months ended October 3, 2021 and September 27, 2020 excluded the anti-dilutive effect of 63,422 and 123,532 potential shares of common stock, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included herein and in the Annual Report on Form 10-K for the fiscal year ended January 3, 2021, as well as in the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 4, 2021 and July 4, 2021.

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

We achieved Net sales growth of 15% for the 2020 Fiscal Year and Net sales growth of 25% and 32% for the three and nine months ended October 3, 2021, respectively, despite experiencing negative effects from the COVID-19 pandemic in the first half of 2020, including a 3% decline in Net sales in April 2020 compared to the same period of 2019.

Although we have experienced operational and other challenges to date, there has been no material adverse impact on our results of operations for the three and nine months ended October 3, 2021 as a result of the pandemic. In addition, we expect a continuing inflationary environment, marked by rising product and logistics costs as well as increased commodity costs. While we have not experienced significant disruptions in our operations during the three and nine months ended October 3, 2021, risks of future negative impacts due to transportation, logistical, or supply constraints and higher commodity costs for certain products remain present. We are continuing to address these impacts to our operations. We also believe we have sufficient liquidity on hand to continue business operations during this volatile period. On August 6, 2020, we completed a public offering of shares of our common stock and received approximately $261.7 million of net cash proceeds, further enhancing our cash position and increasing our financial flexibility. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of $522.1 million as of October 3, 2021, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). In addition, we have no debt maturities under our ABL Facility until 2024.

As of the date of this Quarterly Report, significant uncertainty remains concerning the magnitude of the impact and duration of the COVID-19 pandemic, including, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the U.S. and global economies and supply chains, the timing, scope, and effectiveness of federal, state, and local government plans to administer vaccines to the general public, especially in areas where conditions have recently worsened, as well as the timing and amount of fiscal stimulus and relief program packages that are available to the general public.

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

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The fiscal year ending January 2, 2022 includes 52 weeks and the fiscal year ended January 3, 2021 included 53 weeks. The three months ended October 3, 2021 and September 27, 2020 both included 13 weeks. The nine months ended October 3, 2021 and September 27, 2020 both included 39 weeks.
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
Non-GAAP Organic Daily Sales. We define Organic Daily Sales as Organic Sales divided by the number of Selling Days in the relevant reporting period. We believe Organic Sales growth and Organic Daily Sales growth are useful measures for evaluating our performance as we may choose to open or close branches in any given market depending upon the needs of our customers or our strategic growth opportunities. Refer to “Results of Operations – Quarterly Results of Operations Data” for a reconciliation of Organic Daily Sales to Net sales.
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

Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, other non-cash items, financing fees, other fees and expenses related to acquisitions, and other non-recurring (income) loss. Refer to “Results of Operations – Quarterly Results of Operations Data” for more information regarding how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. We completed the following acquisitions since the start of the 2020 fiscal year:

•In August 2021, we acquired the assets and assumed the liabilities of Green Brothers Earth Works and Southern Landscape Supply (“Green Brothers”). With four locations in the greater Atlanta, Georgia market, Green Brothers is a distributor of landscape supplies and hardscapes to landscape professionals.
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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended October 3, 2021 and September 27, 2020.

Consolidated Statements of Operations
(In millions)
	Three Months Ended				Nine Months Ended
	October 3, 2021		September 27, 2020		October 3, 2021		September 27, 2020
Net sales	$936.4	100.0%	$751.9	100.0%	$2,670.5	100.0%	$2,029.4	100.0%
Cost of goods sold	595.9	63.6%	501.8	66.7%	1,740.3	65.2%	1,350.4	66.5%
Gross profit	340.5	36.4%	250.1	33.3%	930.2	34.8%	679.0	33.5%
Selling, general and administrative expenses	235.3	25.1%	183.3	24.4%	653.4	24.5%	525.4	25.9%
Other (income) expense, net	1.8	0.2%	(1.8)	(0.2)%	(1.6)	(0.1)%	(4.0)	(0.2)%
Operating income	103.4	11.0%	68.6	9.1%	278.4	10.4%	157.6	7.8%
Interest and other non-operating expenses, net	4.3	0.5%	6.6	0.9%	14.1	0.5%	21.9	1.1%
Income tax expense	19.1	2.0%	13.8	1.8%	53.4	2.0%	25.9	1.3%
Net income	$80.0	8.5%	$48.2	6.4%	$210.9	7.9%	$109.8	5.4%
Net sales
Net sales increased 25% to $936.4 million for the three months ended October 3, 2021 compared to $751.9 million for the three months ended September 27, 2020, and increased 32% to $2,670.5 million for the nine months ended October 3, 2021 compared to $2,029.4 million for the nine months ended September 27, 2020. Organic Daily Sales increased 15% in the third quarter of 2021 and 22% for the nine months ended October 3, 2021, compared to the prior year periods. Organic Daily Sales benefited from continued investment in outdoor living spaces and price inflation from rising product costs. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 14% in the third quarter of 2021 and 21% for the nine months ended October 3, 2021, compared to the corresponding prior year periods. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 19% in the third quarter of 2021 and 23% for the nine months ended October 3, 2021, compared to the prior year periods. Organic Daily Sales for landscaping products and agronomic products benefited from the stay at home trend and price inflation. Acquisitions contributed $73.5 million, or 10%, to the Net sales growth for the third quarter of 2021 and $197.4 million, or 10%, for the nine months ended October 3, 2021.
Cost of goods sold
Cost of goods sold increased 19% to $595.9 million for the three months ended October 3, 2021 compared to $501.8 million for the three months ended September 27, 2020, and increased 29% to $1,740.3 million for the nine months ended October 3, 2021, compared to $1,350.4 million for the nine months ended September 27, 2020. The increase in Cost of goods sold for the third quarter and the nine months ended October 3, 2021 was primarily attributable to Net sales growth, including acquisitions and product cost inflation.
Gross profit and gross margin
Gross profit increased 36% to $340.5 million for the three months ended October 3, 2021 compared to $250.1 million for the three months ended September 27, 2020, and increased 37% to $930.2 million for the nine months ended October 3, 2021, compared to $679.0 million for the nine months ended September 27, 2020. Gross profit growth for the third quarter and the nine months ended October 3, 2021 was driven by Net sales growth, including acquisitions. Gross margin increased 310 basis points to 36.4% for the third quarter of 2021 as compared to 33.3% for the third quarter of 2020, and increased 130 basis points to 34.8% for the nine months ended October 3, 2021, compared to 33.5% for the nine months ended September 27, 2020. The increase in gross margin reflects the benefit of supply chain initiatives, favorable pricing, and increased supplier incentives.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 28% to $235.3 million for the three months ended October 3, 2021 compared to $183.3 million for the three months ended September 27, 2020, and increased 24% to $653.4 million for the nine months ended October 3, 2021, compared to $525.4 million for the nine months ended September 27, 2020. The increase in SG&A for the third quarter and the nine months ended October 3, 2021 was primarily due to the additional operating expenses supporting our sales growth as well as contributions from acquisitions. SG&A as a percentage of Net sales increased 70 basis points to 25.1% for the three months ended October 3, 2021 compared to 24.4% for the three months ended September 27, 2020 primarily due to increased variable compensation. SG&A as a percentage of Net sales decreased 140 basis points to 24.5% for the nine months ended October 3, 2021, compared to 25.9% for the nine months ended September 27, 2020 primarily due to operating leverage resulting from our strong Organic Sales growth combined with disciplined expense management. Depreciation and amortization expense increased $4.7 million to $21.0 million for the three months ended October 3, 2021 compared to $16.3 million for the three months ended September 27, 2020, and increased $11.7 million to $60.7 million for the nine months ended October 3, 2021, compared to $49.0 million for the nine months ended September 27, 2020. The increase in depreciation and amortization in both the third quarter of 2021 and the nine months ended October 3, 2021 was primarily attributable to acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $2.3 million to $4.3 million for the three months ended October 3, 2021 compared to $6.6 million for the three months ended September 27, 2020, and decreased $7.8 million to $14.1 million for the nine months ended October 3, 2021, compared to $21.9 million for the nine months ended September 27, 2020. The decrease in interest expense primarily reflected a lower average outstanding debt balance and lower interest rates over both the third quarter and the first nine months of 2021 compared to the same periods of 2020.
Income tax expense
Income tax expense was $19.1 million for the three months ended October 3, 2021 compared to $13.8 million for the three months ended September 27, 2020. The effective tax rate was 19.3% for the three months ended October 3, 2021 compared to 22.3% for the three months ended September 27, 2020. The decrease in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $6.5 million were recognized for the three months ended October 3, 2021 compared to $2.1 million for the three months ended September 27, 2020.
Income tax expense was $53.4 million for the nine months ended October 3, 2021 compared to $25.9 million for the nine months ended September 27, 2020. The effective tax rate was 20.2% for the nine months ended October 3, 2021 compared to 19.1% for the nine months ended September 27, 2020. The increase in the effective rate was due primarily to an increase in Net income before taxes, partially offset by an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $15.0 million were recognized for the nine months ended October 3, 2021 compared to $8.8 million for the nine months ended September 27, 2020.
Net income
Net income increased $31.8 million to $80.0 million for the three months ended October 3, 2021 compared to $48.2 million for the three months ended September 27, 2020, and increased $101.1 million to $210.9 million for the nine months ended October 3, 2021, compared to $109.8 million for the nine months ended September 27, 2020. The increase in Net income was primarily driven by higher Net sales and gross margin improvement.

Quarterly Results of Operations Data
The following tables set forth certain financial data for each of the most recent eight fiscal quarters including our unaudited Net sales, Cost of goods sold, Gross profit, Selling, general and administrative expenses, Net income (loss), and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to Net income (loss)). We have prepared the quarterly data on a basis that is consistent with the financial statements included in this Quarterly Report on Form 10-Q. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions, except per share information and percentages)
	2021			2020				2019
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Net sales	$936.4	$1,083.9	$650.2	$675.1	$751.9	$817.7	$459.8	$535.0
Cost of goods sold	595.9	695.7	448.7	452.8	501.8	531.6	317.0	365.0
Gross profit	340.5	388.2	201.5	222.3	250.1	286.1	142.8	170.0
Selling, general and administrative expenses	235.3	225.8	192.3	202.8	183.3	175.0	167.1	166.8
Other (income) expense, net	1.8	(2.2)	(1.2)	(2.7)	(1.8)	(1.2)	(1.0)	(1.2)
Operating income (loss)	103.4	164.6	10.4	22.2	68.6	112.3	(23.3)	4.4
Interest and other non-operating expenses, net	4.3	4.3	5.5	9.1	6.6	7.6	7.7	7.5
Income tax (benefit) expense	19.1	36.8	(2.5)	1.6	13.8	25.6	(13.5)	(5.6)
Net income (loss)	$80.0	$123.5	$7.4	$11.5	$48.2	$79.1	$(17.5)	$2.5
Net income (loss) per common share:
Basic	$1.79	$2.77	$0.17	$0.26	$1.11	$1.89	$(0.42)	$0.06
Diluted	$1.74	$2.70	$0.16	$0.25	$1.08	$1.83	$(0.42)	$0.06
Adjusted EBITDA(a)	$128.2	$190.6	$34.5	$43.9	$87.8	$132.1	$(3.6)	$22.2
Net sales as a percentage of annual Net sales				25.0%	27.8%	30.2%	17.0%	22.7%
Gross profit as a percentage of annual Gross profit				24.7%	27.8%	31.7%	15.8%	22.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				16.9%	33.7%	50.8%	(1.4)%	11.0%
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2021			2020				2019
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Reported Net income (loss)	$80.0	$123.5	$7.4	$11.5	$48.2	$79.1	$(17.5)	$2.5
Income tax (benefit) expense	19.1	36.8	(2.5)	1.6	13.8	25.6	(13.5)	(5.6)
Interest expense, net	4.3	4.3	5.5	9.1	6.6	7.6	7.7	7.5
Depreciation and amortization	21.0	20.3	19.4	18.2	16.3	16.4	16.3	14.8
EBITDA	124.4	184.9	29.8	40.4	84.9	128.7	(7.0)	19.2
Stock-based compensation(a)	3.5	4.6	3.1	2.7	2.6	2.8	2.5	2.0
(Gain) loss on sale of assets(b)	(0.2)	(0.2)	0.1	(0.2)	(0.4)	0.1	0.1	0.1
Financing fees(c)	—	—	0.7	—	—	—	—	—
Acquisitions and other adjustments(d)	0.5	1.3	0.8	1.0	0.7	0.5	0.8	0.9
Adjusted EBITDA(e)	$128.2	$190.6	$34.5	$43.9	$87.8	$132.1	$(3.6)	$22.2
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions):

	2021			2020
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Reported Net sales	$936.4	$1,083.9	$650.2	$751.9	$817.7	$459.8
Organic Sales(a)	843.7	975.0	613.3	732.7	799.2	456.4
Acquisition contribution(b)	92.7	108.9	36.9	19.2	18.5	3.4
Selling Days	63	64	65	63	64	64
Organic Daily Sales	$13.4	$15.2	$9.4	$11.6	$12.5	$7.1
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
As of October 3, 2021 and January 3, 2021, we had no revolving credit loans outstanding. Our borrowing base capacity under the ABL Facility was $364.1 million and $362.3 million as of October 3, 2021 and January 3, 2021, respectively. As of October 3, 2021, we had total cash and cash equivalents of $158.0 million, total gross long-term debt of $328.6 million, and finance leases of $44.0 million.
Working capital was $715.2 million as of October 3, 2021, an increase of $232.2 million compared to $483.0 million as of January 3, 2021. The change in working capital was primarily attributable to the seasonality of our business.
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Nine Months Ended
Net cash provided by (used in):	October 3, 2021	September 27, 2020
Operating activities	$159.4	$180.7
Investing activities	$(97.3)	$(86.9)
Financing activities	$40.6	$161.9
Cash flow provided by operating activities

Net cash provided by operating activities for the nine months ended October 3, 2021 was $159.4 million compared to $180.7 million for the nine months ended September 27, 2020. The decrease was primarily due to increases in inventory and receivables supporting our sales growth.

Cash flow used in investing activities

Net cash used in investing activities was $97.3 million for the nine months ended October 3, 2021 compared to $86.9 million for the nine months ended September 27, 2020. The increase reflects higher capital expenditures during the first nine months of 2021 compared to the same period of 2020. Capital expenditures were $24.2 million for the first nine months of 2021 compared to $11.8 million for the first nine months of 2020 due to increased investment in material handling equipment used in our branches.

Cash flow provided by financing activities

Net cash provided by financing activities was $40.6 million for the nine months ended October 3, 2021 compared to $161.9 million for the nine months ended September 27, 2020. The decrease primarily reflects $261.7 million of net cash proceeds we received on August 6, 2020 from our public offering of shares of our common stock.

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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 2.50% at October 3, 2021.

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
ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an ABL Facility in the amount of up to $375.0 million with a maturity date of February 1, 2024. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances under the ABL Facility as of October 3, 2021 and January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of October 3, 2021 and January 3, 2021.

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
As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets. As of October 3, 2021, approximately $1.5 million was classified as Long-term debt, current portion and approximately $3.7 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets. For additional information, refer to “Note 1. Nature of Business and Significant Accounting Policies”, “Note 4. Fair Value Measurement and Interest Rate Swaps”, and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements.

Contractual Obligations and Commitments
The following table presents our contractual obligations as of October 3, 2021, related to our long-term debt. The changes during the nine months ended October 3, 2021 as compared to January 3, 2021 reflected increased borrowings and decreased interest rates.

(In millions)
	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including current maturities(a)	$328.6	$4.7	$8.7	$7.3	$307.9
Interest on long-term debt(b)	$59.5	$11.1	$20.0	$16.3	$12.1
___________________________________
(a)    For additional information, refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements. In addition, the table excludes the debt issuance costs and debt discounts of $6.2 million.
(b)    The interest on long-term debt includes payments for agent administration fees. Interest payments on debt are calculated for future periods using interest rates in effect as of October 3, 2021. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loans and the ABL Facility. The projected interest payments only pertain to obligations and agreements outstanding as of October 3, 2021. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Critical Accounting Policies and Estimates
The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are: revenue recognition, inventory valuation, acquisitions, and goodwill and intangible assets. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent Annual Report.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended October 3, 2021 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	November 3, 2021	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)