Form 10-K
period 2022-01-02
SiteOne Landscape Supply, Inc.
filed 2022-02-24
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022
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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 4, 2021, there were 44,516,942 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $7,504,369,645 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on July 2, 2021 (the last trading day of our most recently completed fiscal second quarter).
As of February 18, 2022, the number of shares of the registrant’s common stock outstanding were 44,841,212, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 2, 2022.

Special Note Regarding Forward-Looking Statements and Information
    This Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made from time to time by our management contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions often signify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that are beyond our control, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•cyclicality in residential and commercial construction markets;
•economic downturn or recession;
•general economic and financial conditions;
•demand for our products;
•seasonality of our business;
•climate change-related events, weather conditions, seasonality, and availability of water to end-users;
•inflation and increased operating costs;
•the potential negative impact of the ongoing COVID-19 pandemic (which, among other things, may exacerbate each of the forward-looking statements discussed here);
•public perceptions that our products and services are not environmentally friendly or that our practices are not sustainable;
•competitive industry pressures, including competition for our talent base;
•supply chain disruptions, product or labor shortages, and the loss of key suppliers;
•cybersecurity incidents involving our systems or third party systems, including the July 2020 ransomware attack;
•prices for the products we purchase may fluctuate;
•ability to pass along product cost increases;
•inventory management risks;
•ability to implement our business strategies and achieve our growth objectives;
•acquisition and integration risks, including increased competition for acquisitions;
•risks associated with our large labor force and our customers’ labor force (including headwinds due to COVID-19) and ongoing labor market disruptions;
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
•threats from terrorism, public health emergencies, violence, or uncertain political conditions;
•risks related to our current indebtedness and our ability to obtain financing in the future;
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

PART I

    As used in this Annual Report on Form 10-K for the fiscal year ended January 2, 2022, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2021 Fiscal Year,” the “2020 Fiscal Year,” and the “2019 Fiscal Year” refer to the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

Item 1. Business
    The following discussion of our business contains “forward-looking statements,” as discussed in “Special Note Regarding Forward-Looking Statements and Information” above. Our business, operations, and financial condition are subject to various risks as set forth in Part I, Item 1A., ‘‘Risk Factors’’ below. The following information should be read in conjunction with the Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and Supplementary Data and related notes included elsewhere in this Annual Report on Form 10-K.
Company Overview
    We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of January 2, 2022, we had over 590 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 135,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation network design, commercial project planning, generation of sales leads, business operations, and product support services, as well as a series of technical and business management seminars that we call SiteOne University.
    Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty, and drives repeat business. In addition, our broad product portfolio, convenient branch locations, and nationwide fleet of over 1,900 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from approximately 5,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products.
    We have a balanced mix of sales across product categories, construction sectors, and end markets. We derived approximately 60% of our 2021 Fiscal Year Net sales from the residential construction sector, 30% from the commercial (including institutional) construction sector, and 10% from the recreational and other construction sector. By end market, we derived approximately 37% of our 2021 Fiscal Year Net sales from maintenance of residential, commercial, and recreational properties. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. The sale of products relating to new construction of homes, commercial buildings, and recreational spaces accounted for approximately 36% of our 2021 Fiscal Year Net sales. These products primarily include irrigation, hardscapes, landscape accessories, nursery, and outdoor lighting. Approximately 27% of our 2021 Fiscal Year Net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increasing existing home sales, increasing home prices, and rising consumer spending.

Net Sales for 2021 Fiscal Year
Our History
    Our company was established after Deere & Company (“Deere”) entered the wholesale landscape distribution market through the acquisitions of McGinnis Farms and Century Rain Aid in 2001, United Green Mark in 2005, and LESCO Inc. (“LESCO”) in 2007, each of which significantly expanded our geographic footprint and broadened our product portfolio. In December 2013, an affiliate of Clayton, Dubilier & Rice, LLC (“CD&R”) purchased a 60% interest in our company from Deere (“CD&R Acquisition”). On May 17, 2016, we completed the initial public offering of our common stock.
Our Industry
    Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $23 billion in revenue in 2021. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, commercial construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply industry, products sold for residential applications represent the largest construction sector, followed by the commercial, and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales, and each of control products, hardscapes, irrigation products and outdoor lighting, and fertilizer and other accounting for approximately one-tenth of industry sales.
    The wholesale landscape supply industry is highly fragmented, consisting primarily of regional private businesses that typically have a small geographic footprint, a limited product offering, and limited supplier relationships. Wholesale landscape supply distributors primarily sell to landscape service firms, ranging from sole proprietorships to national enterprises. Landscape service firms include general landscape contractors and specialty landscape firms, who provide services such as lawn care and tree and foliage maintenance. Over the past decade, professional landscape contractors have increasingly offered additional products and services to meet their customers’ needs. These firms historically needed to make numerous trips to branches in various locations to source their products. Consequently, landscape professionals have come to value distribution partners who offer a larger variety of product categories and services, particularly given the recurring nature of landscape maintenance services.

Our Strategies
    Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Expand Organically
    Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 280,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to continue to increase our size and scale in customer, geographic, and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offering for our customers at competitive prices and enhance our role as a critical player in the supply chain.
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
Pursue Value-Enhancing Strategic Acquisitions
    Through acquisitions, we have added new markets in the U.S. and Canada, new product lines, talented associates, and operational best practices. In addition, we increased our sales by introducing products from our existing portfolio to customers of newly acquired companies. We intend to continue pursuing strategic acquisitions to better serve our customers, grow our market share, and enhance our local market leadership positions by taking advantage of our scale, operational experience, and acquisition know-how. In addition, we currently have branches in approximately 50% of the 384 U.S. MSAs and are focused on identifying and reviewing attractive new geographic markets for expansion through acquisitions. We will continue to apply a selective and disciplined acquisition strategy to maximize synergies obtained from enhanced sales and lower procurement and administrative costs.
Execute on Identified Operational Initiatives
    We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. Additionally, we have continued our digital initiative, to include the enhancement of our website and business-to-business (“B2B”) e-Commerce platform. Although we are still primarily in the early stages of these initiatives, they have already enhanced our customer service, contributed to improvement in our profitability, and we believe we will continue to benefit from these and other operational improvements.
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

Our Products and Services
    Our comprehensive portfolio of landscape products consists of over 135,000 SKUs from approximately 5,000 suppliers. Our product portfolio includes irrigation supplies, fertilizer and control products, hardscapes, landscape accessories, nursery goods, and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment required by items such as hardscapes and nursery goods provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
    Refer to “Note 2. Revenue from Contracts with Customers” to our audited financial statements for information on our Net sales in landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) and agronomic and other products (fertilizer, control products, ice melt, equipment, and other products).
Irrigation Supplies
    Our irrigation products include controllers, valves, sprinkler heads, and irrigation pipe. The market for irrigation products has historically provided stable growth and is driven primarily by new home construction and maintenance of existing irrigation systems.
Fertilizer and Other
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
Hardscapes
    Our Hardscapes include pavers, natural stone, blocks, and other durable materials.
Landscape Accessories
    Our landscape accessories products include mulches, soil amendments, drainage pipe, tools, and sod. Landscape accessories are typically sold in combination with other landscape supply products. As a result, sales of these accessories are often tied to sales of fertilizers and control products, as well as sales of nursery goods and hardscapes products.
Nursery Goods
    Our nursery goods include deciduous and evergreen shrubs, ornamental, shade, and evergreen trees, both field-grown and container-grown nursery stock, roses, perennials, annuals, bulbs, and thousands of plant species and cultivars that are available in a number of container sizes, heights, forms and bloom colors.
Outdoor Lighting
    Our outdoor lighting products include lighting fixtures (path, area, accent, up, down, well, hardscape, deck, underwater, bistro, and holiday), LED lamps, wire, transformers, and accessories.
Proprietary Branded Products
    In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, SiteOne Green Tech®, and Pro-Trade® together accounted for approximately 15% of our 2021 Fiscal Year Net sales, the large majority of which is attributable to LESCO®.

LESCO®
    LESCO® is a premium brand and maintains strong brand awareness with golf and professional landscape contractors.
    Under the LESCO® brand, we offer formulations of fertilizer (liquid and granular), combination products (pesticides on a fertilizer carrier), control products (liquid and granular pesticides), specialty chemicals, turf seed, application equipment (engine powered and walk behind or other non-engine powered), paint, maintenance products like engine oil, windshield washer fluid, ice melt, trimmer line, and soil tests. LESCO® products are sold through our branches and retail outlets such as The Home Depot, Lowe’s, and True Value.
SiteOne Green Tech®
    We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the SiteOne Green Tech® brand. The core SiteOne Green Tech® product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps, and hand-held remote control equipment.
Pro-Trade®
    In September 2017, we launched a line of professional-grade landscape lighting fixtures, LED lamps, and transformers under our Pro-Trade® brand. The Pro-Trade® line of products is sold exclusively through our branches and website, and has expanded to include landscape lighting products, irrigation products, long handle tools, wire connectors, landscape staples, glues and solvents, and a centrifugal pump. During 2021, we introduced 20 new products and plan to continue expanding our Pro-Trade® offering in 2022.
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
Partners Program
    We offer a loyalty rewards program, our Partners Program, which had approximately 22,500 enrolled customers as of January 2, 2022 and provides business and personal rewards, access to business services at preferred rates, and technical training and support. Reward points may be utilized, for example, on credit on-account, trips and special events, gift cards to major retailers, and SiteOne University courses and educational events. Access to preferred rate business services includes, for example, payroll and select human resource services, cell phone services, office supplies, and fuel rebates. For the 2021 Fiscal Year, Partners Program participants accounted for approximately 50% of our Net sales.

Operational Structure
    Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide functions.
    At the local market level, we organize our over 590 branches and approximately 530 outside sales representatives into 42 designated “areas” that each typically serve a defined geography, a large MSA, or a combination of MSAs in close proximity. Area Managers are responsible for organization and talent planning, branch operations, sales strategy, and product delivery strategy. Area Managers are supported by Area Business Managers and Area Sales Managers who are responsible for executing the local market and operating strategies as well as key initiatives to grow sales and profitability.
    We support our over 590 branches and 42 areas with regional management and company-wide functions by providing: management of business performance, development and execution of local strategies, sharing of best practices, execution and integration of acquisitions, finance and accounting expertise (e.g., credit/collections, payables), category management and procurement, supply chain (e.g., planners, buyers), pricing strategies, marketing, and information technology. Our branches are integrated on a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, financial support, data analytics, and performance reporting.
    Our outside sales force is organized by geographic area. Each area maintains a number of outside sales representatives who drive sales growth on behalf of several branches across a variety of accounts from landscape contractors to municipal agencies. We also maintain a sales force of agronomic sales representatives who are focused on growing sales with customers in the golf industry. Our agronomic sellers also focus on contractors in the lawn care operations, maintenance and development, and sports turf verticals.

    We have a national account sales organization that leads sales strategy and execution for our largest national and regional customers. The national sales team is organized around 10 different market verticals: facility management, golf, sports turf, international, lawn care operators, maintenance and development, pest control, retail, sod, and tree accounts. Each national account manager is responsible for a group of large accounts and coordinates our business with them both nationally and locally through our local sales representatives. National account managers negotiate national programs with our largest customers in order to increase our share of their business.
Distribution Network
    We use two distribution models to offer a comprehensive selection of products and meet the needs of each local market.
Branches
    Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers. Of our approximately 5,000 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantities shipped from only a few locations. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it difficult to source directly from those suppliers. Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.
    The majority of our branches carry multiple product categories, but do not carry all. Branches that carry our full product lines combine our regular branch facilities with large 8-to-15 acre yards suitable for nursery goods and hardscape products. Yards are well-equipped to manage truckload-purchased landscape, nursery, and hardscape products and can maintain a diverse variety of greenhouse and nursery plants. All locations offering nursery goods have water distribution systems to maintain inventories, and many of these locations have access to municipal water supplies, wells, or ponds. Branches are strategically located near residential areas with convenient highway access. In-store merchandising displays are utilized to emphasize product features and seasonal promotions. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet.

Direct Distribution
    Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers. Our direct distribution business provides customers with sourcing and logistics support services for inventory management and delivery, and in many cases, these services are more economical than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution, but rather use our existing supplier relationships, marketing expertise, and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 6% of our 2021 Fiscal Year Net sales were from direct distribution.
    Direct distribution is preferred for contractors with large projects, typically designed by professional landscape architects. Contractors work hand-in-hand with our outside sales and inside sales teams, including project planning support with material take-offs, product sourcing, and bid preparation. Using our large supplier network, our associates arrange convenient direct shipments to jobs, coordinated and staged according to each phase of construction. This distribution channel primarily handles bulk nursery, agronomic, landscape, and hardscape products.
Customers
    Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Our customer base consists of more than 280,000 firms and individuals, with our top 10 customers collectively accounting for approximately 4% of our 2021 Fiscal Year Net sales, with no single customer accounting for more than 2% of Net sales. Small customers, with annual purchases of up to $25,000, made up 24% of our 2021 Fiscal Year Net sales. Medium customers, with annual purchases from $25,000 up to $150,000, made up 33% of our 2021 Fiscal Year Net sales. Large customers, with annual purchases over $150,000, made up 43% of our 2021 Fiscal Year Net sales. Some of our largest customers include BrightView, Weed Man, Lowe’s, The Home Depot, Lawn Doctor, and Davey Tree. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2021 Fiscal Year Net sales.
Suppliers
    We source our products from approximately 5,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products. Some of our largest suppliers include Hunter, Rain Bird, Cresline, Oldcastle, Turf Care Supply, Bayer, NDS, Toro, Techo-Bloc, and Spears Manufacturing. Purchases from our top 10 suppliers accounted for approximately 34% of total purchases for our 2021 Fiscal Year.
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
Competition
    The majority of our competition comes from other wholesale landscape supply distributors. Among wholesale distributors, we primarily compete against a small number of regional distributors and many small, local, privately-owned distributors. Some of our competitors carry several product categories, while others mainly focus on one product category such as irrigation, fertilizer/control, nursery goods, or hardscapes. We are one of the only wholesale distributors which carries the full line of irrigation, fertilizer and other, control products, hardscapes, landscape accessories, nursery goods, and outdoor lighting products.
    We believe our top nine largest competitors include Ewing, Heritage Landscape Supply Group (a subsidiary of SRS Distribution), Harrell’s, Horizon Distributors (a subsidiary of Pool Corporation), BWI, Target Specialty Products, Howard Fertilizer and Chemical, BFG Supply, and Central Turf and Irrigation Supply.

    We believe regional or local competitors comprise approximately 85% of the landscape supply industry based on 2021 Net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products, and availability of credit.
Human Capital Management
    As of January 2, 2022, we employed approximately 5,700 associates, none of whom were affiliated with labor unions. We periodically administer a company-wide associate engagement survey, the most recent of which occurred in November 2021, and we believe that we have good relations with our associates. Approximately 92% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 450 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
    At SiteOne, we believe our associates are our greatest asset and the safety, health, and wellness of our associates and their families is a top priority. The support that we offer to our associates is an important part of our vision to be a great place to work and the employer of choice in the Green Industry.
COVID-19 Response
    Our primary objective during this uncertain period is to ensure the safety of our associates and customers. We created two new sick leave policies in response to COVID-19 – quarantine pay, which allows associates who quarantine in compliance with CDC or local guidelines to stay home with pay, and a paid time off donation program, which allows associates to donate paid time off to other associates whose family members are impacted by COVID-19. As of January 2, 2022, over 2,250 associates have received quarantine pay and approximately 7,400 hours of paid time off have been donated to provide support for 121 associates that have utilized the program.
    Also, to reward exceptional performance during the challenging circumstances created by the COVID-19 pandemic, we made a special “thank you” payment in August 2020 to front-line branch associates. The aggregate payment totaled $1.5 million. In March 2021, we made a second special “thank you” payment to front-line branch associates to reward their ongoing work during the pandemic. In aggregate, this second payment totaled $0.4 million. In addition to the “thank you” payments, during 2021, we issued COVID-19 reward payments to associates who became fully vaccinated. As of January 2, 2022, we paid $1.0 million towards this incentive.
    SiteOne has also implemented the measures listed below to mitigate the risk of exposure at our branches and field support offices:
•Requiring associates who are not fully vaccinated to wear face coverings inside branches, warehouses, offices, vehicles, and outside in branch yards;
•Asking customers to follow all state and local face covering legal requirements while in branches and offices;
•Reducing non-essential travel for associates and canceling certain events and company gatherings to help limit exposure;
•Asking associates not to travel to any high-risk areas identified by the CDC;
•Sanitizing and disinfecting checkout areas, equipment, restrooms, and other shared areas on a regular basis; and
•Equipping all locations with additional cleaning and sanitizing supplies and instruction on how to properly disinfect frequently touched surfaces.
Safety
    The first element of our SiteOne DNA is “Always Safe,” which means that we take personal responsibility for our own safety and for the safety of others. Our leadership team is focused on creating a culture of safety and evaluating ways to improve our operations that reduce the most common forms of on-the-job injuries. Our safety initiatives include:
•Our Environmental, Health, and Safety team which further enhances our safety efforts by establishing and monitoring safe work practices to prevent customer and associate injuries. As a result, we invest in safety equipment and practices at all branches with the goal of eliminating workplace injuries.
•A designated Safety Champion in each of our branches. Our Safety Champions are high potential, well-respected associates who help demonstrate and influence our culture of safety. Our goal is a robust culture of safety with all associates committed to working safely, every task, every day, 100% of the time.

Diversity and Inclusion
    We believe in the power of teamwork and in creating a great place to work for all our associates, no matter their race, age, gender, sexual orientation, or military status. At SiteOne, a culture in which all our associates are respected and valued is critical. Our diversity and inclusion efforts focus on creating a work environment that is respectful and supportive of each of our associates and which places the team first. Our initiatives include the following:
•Metrics intended to increase the Company’s diversity in certain field and field support associates’ short-term incentive bonus plans.
•Associate Resource Groups (“ARGs”) which are voluntary, employee-led groups tied to an aspect of diversity. Membership in each ARG is open to all SiteOne associates and diverse representation is encouraged. ARGs support business objectives, create diversity awareness, and offer an avenue of development for associates. Our ARGs include the following:
▪Black Resource Inclusion and Diversity Group for Excellence – BR1DGE provides a network for Black associates to be connected and supported, and to process and discuss life experiences in a safe space.
▪UN1DOS – UN1DOS aims to attract and retain engaged and diverse associates while enhancing SiteOne’s understanding of and relationships with Hispanic communities and customers.
▪VETS1 – VETS1 fosters an environment of diverse and engaged associates while developing SiteOne’s understanding of and relationships with Veteran associates, customers, and communities.
▪Women in the Green Growing – W1GG promotes an environment of diverse and engaged associates while advocating female growth within SiteOne and the Green Industry.
•The creation of a Diversity & Inclusion Council during 2020 that consists of ARG leaders, select operational and functional leaders, our Executive Vice President of Human Resources and our Chief Executive Officer. The Council assists executive leadership in the creation and execution of the Company’s inclusion strategy, including key action items and milestones.
•Increasing Spanish-speaking capabilities in our branches, with the goal to employ at least one Spanish-speaking associate in each branch.
Benefits
    We offer a competitive benefits package with the goal of enabling our associates to get the most out of work and life. In 2021, we added a paid military leave benefit that provides additional resources to our full-time associates as they continue to serve our country. We also adjusted our PTO carry-over rule for 2021 to allow associates to carry over additional hours into 2022. In 2020, we added a paid parental leave benefit for our full-time associates to help new parents during the early days of parenthood. The parental leave benefit provides time away from work within the first year of the birth or adoption of a child with 100% of base pay.
Training and Development
    We believe that the training provided through our development programs and our entrepreneurial, performance-based culture provide significant benefits to our associates. Targeted skill development training is designed around an associate’s development and career interests. We offer certification programs that include instructor-led training, online learning, in-field work, and exit exams. We also facilitate leadership training to develop an understanding of leadership style, our values, and key coaching techniques.
Engagement
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
Service Marks, Trademarks and Trade Names
    We hold various trademark registrations, including SiteOne®, LESCO®, SiteOne Green Tech®, and Pro-Trade®, which we consider important to our marketing activities. Generally, trademark rights have a perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations and the other trademarks associated with our business so long as they remain valuable to our business. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.

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
    In addition, we cannot predict the effect of possible future environmental, health, or safety laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including obligations with respect to any potential health hazards of our products, may lead to additional compliance or other costs.
Available Information
    We make available free of charge on the “Investor Relations” page of our website, www.siteone.com, our filed and furnished reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
    Our Environmental, Social, and Governance (“ESG”) Report, Corporate Governance Guidelines, Board of Directors Communication Policy, Business Code of Conduct and Ethics, Financial Code of Ethics, and the Charters of the Audit Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, Attention: Investor Relations or by telephone at (404) 277-7000. In addition, the SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We are required to disclose any change to, or waiver from, our Business Code of Conduct and Ethics for our executive officers and Board members. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

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
•Inflation and increases in operating costs could adversely impact our business.
•Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.
•Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe or that our practices are not sustainable may result in significant costs and adversely impact the demand for our products or services.
•Increased competitive pressures could reduce our market share.
•We may face supply chain delays or interruptions, product shortages or the loss of key suppliers or fail to develop relationships with qualified suppliers.
•We are subject to inventory management risks.
•We may not successfully implement our business strategies, including achieving our growth objectives.
•We may be unable to successfully acquire and integrate other businesses or increased competition for those businesses may result in less favorable acquisition terms.
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

Risks Related to Our Indebtedness
•We have outstanding indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business, or satisfy our obligations.
•Increases in interest rates.
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
•Anti-takeover provisions in our third amended and restated certificate of incorporation and third amended and restated by-laws could discourage, delay, or prevent a change of control of our company and may affect the trading price of our common stock.
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

Our Net sales also depend, in significant part, on commercial construction, which is cyclical in nature and subject to downturns, which can be severe. Previously, downturns in the commercial construction market have typically lasted about two to three years, resulting in market declines of approximately 20% to 40%, while the “Great Recession” downturn in the commercial construction market lasted over four years, resulting in a market decline of approximately 60%. We cannot predict the duration of the current market conditions, including the impacts that COVID-19 may have or the timing or strength of any future recovery of commercial construction activity in our markets.

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

The demand for our products and services and our results of operations are affected by the seasonal nature of our irrigation, outdoor lighting, nursery, landscape accessories, fertilizers, turf protection products, grass seed, turf care equipment, and golf course maintenance supplies. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Typically, our Net sales and Net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales and Net income are typically significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Furthermore, natural disasters, adverse weather conditions and/or climate change-related events, such as droughts, severe storms, wildfires, hurricanes, and significant rain or snowfall, can adversely impact the demand for our products, availability of products, timing of product delivery, or our ability to deliver products at all. For example, severe winter storms and wildfires can cause hazardous road conditions, which may prevent personnel from traveling or delivering to service locations. Other types of unexpected severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being omitted for a season or damage to or loss of nursery goods, sod, and other green products in our inventory, which could result in losses requiring write-downs. In addition, our business and operating results could be impacted to a greater degree than we previously experienced to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise.

The prices and costs of the products we purchase may be subject to large and significant price fluctuations. We might not be able to pass cost increases through to our customers, and we may experience losses in a rising price environment. In addition, we might have to lower our prices in a declining price environment, which could also lead to losses.

We purchase and sell a wide variety of products, the price and availability of which may fluctuate, and may be subject to large and significant price increases, especially in periods of high inflation. For example, many of our contracts with suppliers include prices for commodities such as grass seed and chemicals used in fertilizer that are not fixed or tied to an index, which allows our suppliers to change the prices of their products as the input prices fluctuate. Conversely, we may experience lower Net sales in a deflationary environment. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution. For example, Urea, which is commonly used in fertilizer, experienced a significant increase in price during 2021. Changes in prices for the products that we purchase affect our Net sales and Cost of goods sold, as well as our working capital requirements, levels of debt, and financing costs. We might not always be able to reflect increases in our costs in our own pricing, especially in times of extreme price volatility. Any inability to pass cost increases on to customers may adversely affect our business, financial condition, and results of operations. In addition, if market prices for the products that we sell decline, we may realize reduced profitability levels from selling such products and lower revenues from sales of existing inventory of such products.

Inflation and increases in operating costs have adversely affected, and could in the future, adversely impact our business, financial position, results of operations, and cash flows.

Our financial performance is affected by the level of our operating expenses, such as occupancy costs associated with the leases for our branch locations and costs of fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. Given the inflation rates in the 2021 Fiscal Year, we experienced rising product and logistics costs as well as increased commodity costs.

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

We cannot predict the extent to which we may experience future increases in costs of occupancy, fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase as a result of inflation or otherwise, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations, and cash flows

Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.

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

The ongoing COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business and those of our customers and suppliers. The ongoing COVID-19 pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to affect our business, particularly if government authorities reinstate mandatory business closures, “stay-at-home” or “shelter-in-place” orders, social distancing protocols, or seek voluntary facility closures or impose other restrictions. Further implementation of these actions could materially adversely affect our ability to adequately staff, manage, and maintain our operations, impair our ability to sustain sufficient financial liquidity, and impact our financial results. The ongoing effects of the COVID-19 pandemic, including the emergence of future variants, may cause the disruption or closure of our customers’ and/or suppliers’ facilities and supply chains, which could materially and adversely impact demand for our products, our ability to obtain or deliver inventory and our ability to collect accounts receivable as customers and suppliers face higher liquidity and solvency risks. For example, as a result of the Omicron and other COVID-19 variants in the fourth quarter of 2021, we experienced supply chain and branch staffing disruptions. There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, supply chains, consumer confidence, demand for our products and the businesses of our customers and suppliers or contribute to inflation. As we cannot predict the duration or scope of the COVID-19 pandemic, any future or ongoing negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

Our business has been negatively impacted, and could also be negatively impacted over the medium-to-longer term if the ongoing disruptions related to COVID-19 and the spread of variant strains of COVID-19, among other things: limit the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limit the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limit the ability of carriers to deliver our products to our branches and customers; limit the ability of our customers to conduct their business and purchase our products and services; decrease demand for our customers’ services; limit the ability of our customers to pay us on a timely basis; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to operate in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business. In Fiscal 2021, supply chain disruptions, labor shortages and rising commodity and product costs have been, and may continue to be, exacerbated by the COVID-19 pandemic.

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

Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe or that our practices are not sustainable may result in significant costs and adversely impact the demand for our products or services.

We sell, among other things, fertilizers, herbicides, fungicides, pesticides, rodenticides, and other chemicals. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or the improper application of these chemicals, could reduce demand for our products and services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation that may result in significant costs, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations, and cash flows. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience with, or view of, our Company and shares it over social media, it may adversely impact our brand and reputation.

In addition, companies across many industries are facing increasing interest from stakeholders related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. While we believe that we currently hold a favorable view from stakeholders related to our ESG practices, there can be no assurance that we will be able to meet the future expectations of our stakeholders, which are evolving rapidly. As a result, we may suffer from reputational damage and our business or financial condition could be adversely affected.

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

Supply chain delays or interruptions, product shortages, loss of key suppliers, failure to develop relationships with qualified suppliers or dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins, and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery. In addition, we may be materially adversely impacted by disruptions within our supply chain network. Such disruptions may result from weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, public health issues (including pandemics or quarantines (such as the COVID-19 pandemic) and related shut-downs, re-openings, or other actions by the government), civil unrest or other factors beyond our control. For example, in Fiscal 2021, our supply chains have been and may continue to be negatively impacted by the COVID-19 pandemic, especially with respect to freight and labor availability. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows, as well as our ability to benefit from ongoing supply chain initiatives.

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

We have an employee base of approximately 5,700 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition, and results of operations. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Like many companies in our industry, our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in our key positions to deliver the customer experience, particularly our transportation and supply chain associates, it could adversely impact our business, financial position, results of operations, and cash flows.

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

Further, a large portion of our customers are in the landscape services industry, which is labor intensive. Demand for our products may be impacted by our customers’ ability to attract, train, and retain workers. Restrictive immigration policy and increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.

We depend on a limited number of key personnel. We may not be able to attract or retain key executives, which could adversely impact our business and inhibit our ability to operate and grow successfully.

We depend upon the ability and experience of a number of our executive management and other key personnel who have substantial experience with our operations and within our industry, including Doug Black, our Chairman, President, and Chief Executive Officer. The loss of the services of one or a combination of our senior executives or key employees could have a material adverse effect on our results of operations. Our business may also be negatively impacted if one of our senior executives or key employees is hired or recruited by a competitor. Our success also depends on our ability to continue to attract, manage, and retain other qualified management personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of January 2, 2022, goodwill represented approximately 15% of our total assets. Goodwill is currently not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances including a sustained decline in our market capitalization, indicate that the carrying amount of goodwill may not be recoverable. Any impairment of goodwill or other intangible assets, as a result of market dynamics in connection with the COVID-19 pandemic or otherwise, will reduce Net income in the period in which the impairment is recognized.

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

Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the Credit Facilities (as defined under “—Risks Related to Our Current Indebtedness” below), to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions could also cause our customers to encounter liquidity issues that could lead to a reduction in the amount of our products purchased or services used, could result in an increase in the time it takes our customers to pay us, or could lead to a decrease in pricing for our products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. In addition, adverse developments at federal, state, and local levels associated with budget deficits resulting from economic conditions could result in federal, state, and local governments increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by customers on our products.

The majority of our Net sales are derived from credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our working capital and financial condition.

The majority of our Net sales in our 2021 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Because we operate our business through highly dispersed locations across the United States and Canada, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.

We operate our business through a network of highly dispersed locations throughout the United States and Canada, supported by executives and services from our headquarters, with local area and branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. We may have difficulty attracting and retaining local personnel. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, results of operations, financial condition, and cash flows. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth and profitability than other branches.

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

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems, as well as those of our third-party service providers and other third parties with whom we do business and communicate. We have established security policies, processes, and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation. Furthermore, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, has heighted these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software.

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

In July 2020, we experienced a ransomware attack on our information technology systems. There can be no guarantees that the attack will not lead to the disclosure of customer data, our trade secrets, or other intellectual property, or personal information of our employees. There can be no guarantee that the release of any of this information will not have a material adverse effect on our business, reputation, financial condition, and results of operations. In addition, the July 2020 ransomware attack could result in potential claims from customers, associates, shareholders, or regulatory agencies, which could result in significant judgements against us, penalties, and fines. The cost of investigating, mitigating, and responding to potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others could be significant.

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

There may also be technical corrections or superseding legislation proposed with respect to tax laws, the risk of which may be elevated due to newly elected members to the U.S. Congress and the election and inauguration of a new U.S. President following the 2020 U.S. federal elections, and the effect and timing cannot be predicted and may be adverse to us or our business, financial position, results of operations, and cash flows.

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

Risks Related to Our Current Indebtedness

We have outstanding indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business or satisfy our obligations.

As of January 2, 2022, we had $260.2 million aggregate principal amount of total long-term consolidated indebtedness outstanding and $45.4 million of finance leases.

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to a credit agreement dated December 23, 2013, which has been amended pursuant to the First Amendment dated June 13, 2014, the Second Amendment dated January 26, 2015, the Third Amendment dated February 13, 2015, the Fourth Amendment dated October 20, 2015, the Omnibus Amendment dated May 24, 2017, and the Sixth Amendment dated February 1, 2019 (such agreement, as so amended, the “ABL Credit Agreement”), providing for an asset-based loan facility in the amount of up to $375.0 million, subject to availability under a borrowing base, with UBS AG, Stamford Branch, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “ABL Facility”). As of January 2, 2022, we had available borrowing capacity of $364.1 million under the ABL Facility.

Landscape Holding and Landscape are parties to an amended and restated credit agreement dated April 29, 2016, providing for a syndicated senior secured term loan facility (which was amended on November 23, 2016, May 24, 2017, December 12, 2017, August 14, 2018, and March 23, 2021 and as may be further amended, supplemented, waived or otherwise modified from time to time, the term loans and, together with the ABL Facility, the “Credit Facilities”). On March 23, 2021, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement (“the Fifth Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto, in order to, among other things, incur $325.0 million of term loans (“the New Term Loans”). The New Term Loans mature on March 23, 2028.

In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our current indebtedness could have important consequences. Because of our current indebtedness:

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

Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, increases in interest rates could increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our current indebtedness. As of January 2, 2022, there were no amounts outstanding under the ABL Facility, therefore, a change in interest rates of one percentage point would not result in additional annual interest expense under the ABL Facility. Additionally, as of January 2, 2022, an increase of one percentage point in interest rates would not result in a change in the annual interest expense on the term loans primarily due to our interest rate swap agreements.

In addition, in certain circumstances, our variable rate indebtedness uses the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. Publication of the one-week and two-month USD LIBOR ceased at December 31, 2021. The cessation date for submission and publication of rates for all other tenors of USD LIBOR has been extended by the ICE Benchmark Administration until mid-2023. While this announcement extends the transition period, the United States Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Accordingly, the potential effect of the phase-out or replacement of LIBOR cannot yet be determined and it is not possible to predict the effect of this announcement, including what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities, and derivative instruments currently referencing it if it ceases to exist.

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

The final maturity date of the ABL Facility is February 1, 2024. The final maturity date of the term loans is March 23, 2028. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2020, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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
•comments by public figures or other third parties, including blogs, articles, message boards, and social and other media;
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
•novel and unforeseen trading strategies adopted by retail investors or other market participants;
•war, civil unrest, terrorist acts, and epidemic disease;
•any future sales of our common stock or other securities; and
•additions or departures of key personnel.

In particular, we cannot assure that you will be able to resell your shares at or above your purchase price. The stock markets have experienced significant volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, results of operations, financial condition, and cash flows.

Anti-takeover provisions in our third amended and restated certificate of incorporation and third amended and restated by-laws could discourage, delay, or prevent a change of control of our company and may affect the trading price of our common stock.

Our third amended and restated certificate of incorporation, or amended and restated certificate of corporation, and third amended and restated by-laws, or amended and restated by-laws, include a number of provisions that may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

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
    We own and lease a variety of facilities in 45 U.S. states and six Canadian provinces for our branch operations, offices, and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet. As of January 2, 2022, we leased five distribution center facilities across the United States. We were in the process of completing the transition of our Southeast distribution center operations from Fairburn, Georgia to a new location in Palmetto, Georgia as of January 2, 2022. We intend to operate a single Southeast distribution center going forward. The Palmetto, Georgia distribution center is approximately 335,000 square feet and commenced operations in the fourth quarter of 2021. We also commenced operations of a new distribution center during the fourth quarter of 2021 in Hutchins, Texas, with approximately 338,000 square feet. In addition, we operate two other distribution centers in the United States with one located in Colton, California, with approximately 179,000 square feet, and the other in Carlisle, Pennsylvania, with approximately 201,000 square feet. Both of these distribution centers commenced operations in the first quarter of 2018. The significant majority of our facilities are subject to operating leases, and we own 15 properties. As of January 2, 2022, we operated 596 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	74	Nevada	5
Florida	65	Oklahoma	5
Texas	41	Wisconsin	5
North Carolina	35	New Hampshire	4
Massachusetts	27	Oregon	4
New York	25	Kentucky	3
Georgia	22	Nebraska	3
Michigan	20	Utah	3
New Jersey	19	Delaware	2
Virginia	19	Iowa	2
South Carolina	17	Louisiana	2
Ohio	16	Arkansas	1
Illinois	15	Hawaii	1
Connecticut	14	Maine	1
Missouri	14	Mississippi	1
Arizona	13	New Mexico	1
Washington	13	North Dakota	1
Tennessee	11	Rhode Island	1
Maryland	10	South Dakota	1
Pennsylvania	10	Alberta	9
Colorado	9	British Columbia	7
Indiana	9	Ontario	6
Minnesota	9	Saskatchewan	3
Alabama	6	Manitoba	1
Idaho	5	Québec	1
Kansas	5

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

Item 4. Mine Safety Disclosures
    Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
    Shares of our common stock trade on the NYSE under the symbol “SITE”. As of February 18, 2022, there was one registered holder of our common stock (this excludes stockholders whose shares are held of record by brokers, banks, or other nominees).
Dividends
    We do not expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, to service our debt, finance the growth and development of our business, and for working capital and general corporate purposes. Our ability to pay dividends to holders of our common stock in the future will be limited as a practical matter by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by Landscape or its subsidiaries, because Landscape’s debt instruments directly or indirectly restrict Landscape’s ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock is subject to the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions, and other factors that our board of directors may deem relevant. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions and Dividends by Subsidiaries” for a description of the restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
    Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

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
    The graph and table below present the Company’s cumulative total shareholder returns relative to the performance of the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index for the five most recent fiscal years. All values assume a $100 initial investment at the closing price of the Company’s common stock on the NYSE and in each index on the last trading day of fiscal year 2016. The data for the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Fiscal Year Ended
Company / Index	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022
SiteOne Landscape Supply, Inc.	$100.00	$220.85	$160.06	$260.47	$456.75	$697.61
NYSE Composite	$100.00	$118.73	$107.30	$135.94	$145.16	$175.17
S&P 400 MidCap	$100.00	$116.24	$102.31	$130.36	$148.26	$184.97
Dow Jones US Industrial Suppliers Index	$100.00	$104.26	$101.24	$134.51	$170.10	$227.27
Recent Sales of Unregistered Securities
    None.
Purchases of Equity Securities by Issuer and Affiliates Purchasers
    None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report on Form 10-K.

    For the discussion of the financial condition and results of operations for the year ended January 3, 2021 compared to the year ended December 29, 2019, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 filed with the SEC on March 3, 2021, which discussion is incorporated herein by reference.
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
Overview

    SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Annual Report on Form 10-K as “SiteOne,” the “Company,” “we,” “us,” and “our” or individually as “Holdings”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).

    We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of January 2, 2022, we had over 590 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 135,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.

Business Environment and Trends

    Despite rapid product cost inflation, certain supply shortages, ongoing freight and labor constraints, and overall economic uncertainty, we continue to experience a high demand for our products due primarily to the stay-at-home trends associated with the remote work environment and COVID-19. As consumers spend more time at home, they are upgrading their backyards and patios and investing in their outdoor living spaces. Homeowners are spending more on maintaining their yards which has increased demand for agronomic products. The stay-at-home trend combined with low interest rates has also driven strong growth in the new construction end market, which has resulted in increased demand for landscaping products. Housing starts have increased 23% from 1,292 million in 2019 to 1,585 million in 2021. We achieved Net sales growth of 29% for the 2021 Fiscal Year compared to Net sales growth of 15% for the 2020 Fiscal Year. Organic Daily Sales growth was 22% for the 2021 Fiscal Year compared to 8% for the 2020 Fiscal Year.

    In the 2021 Fiscal Year, significant price increases impacted the products we purchase and sell to our customers. We experienced higher prices in all product lines with significant increases in products like PVC pipe, fertilizer, and grass seed. To date, we have successfully mitigated the effects of product cost inflation by working with our suppliers and customers to pass through the cost increases that have occurred in the market. As a result, price inflation contributed approximately 11% to our Organic Daily Sales growth in the 2021 Fiscal Year. Due to ongoing product constraints, rising manufacturer input costs, and continued strong demand, we expect inflation to remain elevated for most of the 2022 Fiscal Year.

    In addition, we continued to experience negative impacts from broad-based supply chain disruptions in the 2021 Fiscal Year. To date, such impacts have been minimized mainly through our ongoing supply chain initiatives, as discussed further below in “Strategic Initiatives”. We have benefited from strategic inventory purchases resulting in increased safety stock which has allowed us to largely satisfy customer demand when products are not immediately available from our suppliers. We have also executed on our freight and logistical initiatives which have allowed us to better manage disruptions and mitigate challenges in the shipping and trucking markets. These actions and the effective management of price inflation described above helped drive gross margin expansion of 160 basis points to 34.9% for the 2021 Fiscal Year.

    We established our fourth major distribution center in Hutchins, Texas during the fourth quarter of 2021 to support our growing company and to further enhance the competitive advantage derived from our strong supply chain capabilities. We are also completing the transition of our Southeast distribution center operations to a larger facility in Palmetto, Georgia and commenced operations in the new location at the end of the 2021 Fiscal Year, further expanding our supply chain capabilities. In the 2022 Fiscal Year, we do expect supply chain disruptions to continue; however, by executing our supply initiatives, we believe we can significantly minimize the impact on our customers and our business operations.

    As we continue to navigate the challenges discussed above, we remain confident in our ability to execute our commercial and operational initiatives to meet our customer’s needs and drive further improvements in our business. See Part I, Item 1A. - “Risk Factors”, for a discussion of risks related to inflation and increased operating costs as well as risks associated with supply chain delays or interruptions that could have a material adverse effect on our operations and financial results.

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

    Although we have experienced operational and other challenges to date, there has been no material adverse impact as a result of the pandemic on our results of operations during the 2021 Fiscal Year or 2020 Fiscal Year. In addition, we expect a continuing inflationary environment, marked by rising product and logistics costs as well as increased commodity costs. While we have not experienced significant disruptions in our operations during the 2021 Fiscal Year or 2020 Fiscal Year, risks of future negative impacts due to transportation, logistical, or supply constraints and higher commodity costs for certain products remain present. We are continuing to address these challenges on our operations. We also believe we have sufficient liquidity on hand to continue business operations during this volatile period. On August 6, 2020, we completed a public offering of shares of our common stock and received approximately $261.7 million of net cash proceeds, further enhancing our cash position and increasing our financial flexibility. As disclosed in the Liquidity and Capital Resources section below, we had total available liquidity of $417.8 million as of January 2, 2022, consisting of cash on hand and available capacity under an asset-based credit facility (the “ABL Facility”). In addition, we have no debt maturing under our ABL Facility until 2024.

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
    This discussion of our financial condition is presented for the 2021 Fiscal Year, which ended on January 2, 2022 and included 52 weeks and 253 Selling Days and the 2020 Fiscal Year, which ended on January 3, 2021 and included 53 weeks and 256 Selling Days. “Selling Days” are defined below within the “Key Business and Performance Metrics” section.

    We manage our business as a single reportable segment. Within our organizational framework, the same operational resources support multiple geographic regions and performance is evaluated at a consolidated level. We also evaluate performance based on discrete financial information on a regional basis. Since all of our regions have similar operations and share similar economic characteristics, we aggregate regions into a single operating and reportable segment. These similarities include (i) long-term financial performance, (ii) the nature of products and services, (iii) the types of customers we sell to, and (iv) the distribution methods utilized. Further, all of our product categories have similar supply chain processes and classes of customers.

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
    Cost of goods sold. Our Cost of goods sold includes all inventory costs, such as the purchase price paid to suppliers, net of any volume-based incentives, as well as inbound freight and handling, and other costs associated with inventory. Our Cost of goods sold excludes the cost to deliver the products to our customers through our branches, which is included in Selling, general and administrative expenses. Cost of goods sold is recognized primarily using the first-in, first-out method of accounting for the inventory sold.
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

Weather Conditions and Seasonality

    In a typical year, our operating results are impacted by seasonality. Historically, our Net sales and Net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters, and we have incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow storms, wet weather, and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt, but also may delay construction projects where our products are used.

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

Acquisitions

    In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. As of January 2, 2022, we have invested $307.8 million in 19 acquisitions since the start of the 2020 Fiscal Year. The following is a summary of the acquisitions completed during the 2021 Fiscal Year and the 2020 Fiscal Year:
•In December 2021, we acquired the assets and assumed the liabilities of Bothe Trucking, Inc., doing business as Seffner Rock and Gravel (“Seffner”). With one location in Tampa, Florida, Seffner is a wholesale distributor of natural stone, bulk aggregates, mulch, soil, and other landscape supplies to landscape professionals.
•In November 2021, we acquired the assets and assumed the liabilities of Semco Distributing, Inc. (“Semco”). With four locations in Ohio and Missouri, Semco is a wholesale distributor of natural stone and landscape supplies to landscape professionals.
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

Strategic Initiatives

    We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. We are focusing on our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We are also implementing new inventory planning and stocking system functionalities and new transportation management systems in an effort to reduce costs as well as improve our reliability and level of service. In addition, we continue to enhance our website and B2B e-Commerce platform. We also work closely with our local branches to improve sales, delivery, and branch productivity. We believe we will continue to benefit from the following initiatives, among others:
•Category management initiatives, including the implementation of organic growth strategies, the development of our private label product strategy, the expansion of product lines, and the reorganization of brands and products by preferred suppliers.
•Supply chain initiatives, including the implementation of new inventory planning and stocking systems and functionalities, the installation of new distribution centers, local hubs in large markets, and local fleet utilization and cost improvements.
•Sales force performance initiatives, including the implementation of new compensation plans, the restructuring of our sales force, formal sales and product training for our sales force and sales force management, and the implementation of a comprehensive CRM.
•Marketing initiatives, including product marketing, customer strategy and analytics, Hispanic customer engagement, implementation of our digital marketing strategy, and the relaunch of our Partners Program.
•Digital initiatives, including increasing customer demand and adoption of our website and B2B e-Commerce platform SiteOne.com, which provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers.
•Operational excellence initiatives, including the implementation of best practices in branch operations which encompasses safety, merchandising, stocking and assortment, customer engagement, delivery, labor management, as well as branch systems automation and enhancement including the rollout of barcoding.

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

Results of Operations

    In the following discussion of our results of operations, we make comparisons among the 2021 Fiscal Year and the 2020 Fiscal Year.

Consolidated Statements of Operations
(in millions)	January 4, 2021 to January 2, 2022		December 30, 2019 to January 3, 2021
Net sales	$3,475.7	100.0%	$2,704.5	100.0%
Cost of goods sold	2,263.1	65.1%	1,803.2	66.7%
Gross profit	1,212.6	34.9%	901.3	33.3%
Selling, general and administrative expenses	900.6	25.9%	728.2	26.9%
Other income	1.7	—%	6.7	0.2%
Operating income	313.7	9.0%	179.8	6.6%
Interest and other non-operating expenses, net	19.2	0.6%	31.0	1.1%
Income tax expense	56.1	1.6%	27.5	1.0%
Net income	$238.4	6.9%	$121.3	4.5%

Comparison of the 2021 Fiscal Year to the 2020 Fiscal Year

Net sales

    Net sales for the 2021 Fiscal Year increased 29% to $3,475.7 million as compared to $2,704.5 million for the 2020 Fiscal Year due to continued investment in outdoor living spaces as consumers spent more time at home, price inflation from rising product costs, and contributions from acquisitions. Organic Daily Sales for the 2021 Fiscal Year increased 22% due to the stay-at-home trend and price inflation. Price inflation contributed approximately 11% to Organic Daily Sales growth in the 2021 Fiscal Year. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 21%. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 24%. Acquisitions contributed 9%, or $241.6 million, to Net sales growth.

Cost of goods sold

    Cost of goods sold for the 2021 Fiscal Year increased 26% to $2,263.1 million from $1,803.2 million for the 2020 Fiscal Year. The increase in Cost of goods sold was primarily attributable to Net sales growth, including acquisitions and product cost inflation.

Gross profit and gross margin

    Gross profit for the 2021 Fiscal Year increased 35% to $1,212.6 million as compared to $901.3 million for the 2020 Fiscal Year. Gross profit growth was driven by the Net sales growth, including acquisitions. Gross margin increased 160 basis points to 34.9% in the 2021 Fiscal Year as compared to 33.3% in the 2020 Fiscal Year. The increase in gross margin reflects the benefit of supply chain initiatives and favorable pricing.

Selling, general and administrative expenses

    Selling, general and administrative expenses (“SG&A”) for the 2021 Fiscal Year increased 24% to $900.6 million from $728.2 million for the 2020 Fiscal Year. The increase in SG&A was primarily due to the additional operating expenses supporting our sales growth as well as contributions from acquisitions. SG&A as a percentage of Net sales decreased 100 basis points to 25.9% for the 2021 Fiscal Year compared to 26.9% for the 2020 Fiscal Year. The decrease in SG&A as a percentage of Net sales was primarily due to operating leverage resulting from our strong Organic Sales growth combined with disciplined expense management. Depreciation and amortization increased $15.8 million to $83.0 million primarily as a result of our acquisitions.

Interest expense and other non-operating expense

    Interest expense and other non-operating expense decreased 38% to $19.2 million in the 2021 Fiscal Year from $31.0 million in the 2020 Fiscal Year. The decrease in interest expense primarily reflected a lower average outstanding debt balance and lower interest rates in the 2021 Fiscal Year as compared to the 2020 Fiscal Year.

Income tax expense

    Income tax expense was $56.1 million during the 2021 Fiscal Year as compared to $27.5 million during the 2020 Fiscal Year. The effective tax rate was 19.0% for the 2021 Fiscal Year as compared to 18.5% for the 2020 Fiscal Year. The increase in the effective tax rate was due primarily to an increase in Income before taxes, partially offset by an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $20.2 million were recognized for the 2021 Fiscal Year as compared to $10.9 million for the 2020 Fiscal Year.

 Net income

    Net income for the 2021 Fiscal Year increased 97% to $238.4 million as compared to $121.3 million for the 2020 Fiscal Year. The increase in Net income was primarily driven by higher Net sales, gross margin improvement, and SG&A leverage.

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

(In millions except per share information and percentages, unaudited)
	2021 Fiscal Year					2020 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$3,475.7	$805.2	$936.4	$1,083.9	$650.2	$2,704.5	$675.1	$751.9	$817.7	$459.8
Cost of goods sold	2,263.1	522.8	595.9	695.7	448.7	1,803.2	452.8	501.8	531.6	317.0
Gross profit	1,212.6	282.4	340.5	388.2	201.5	901.3	222.3	250.1	286.1	142.8
Selling, general and administrative expenses	900.6	247.2	235.3	225.8	192.3	728.2	202.8	183.3	175.0	167.1
Other (income) expense, net	(1.7)	(0.1)	1.8	(2.2)	(1.2)	(6.7)	(2.7)	(1.8)	(1.2)	(1.0)
Operating income (loss)	313.7	35.3	103.4	164.6	10.4	179.8	22.2	68.6	112.3	(23.3)
Interest and other non-operating expenses, net	19.2	5.1	4.3	4.3	5.5	31.0	9.1	6.6	7.6	7.7
Income tax (benefit) expense	56.1	2.7	19.1	36.8	(2.5)	27.5	1.6	13.8	25.6	(13.5)
Net income (loss)	$238.4	$27.5	$80.0	$123.5	$7.4	$121.3	$11.5	$48.2	$79.1	$(17.5)
Net income (loss) per common share:
Basic	$5.35	$0.61	$1.79	$2.77	$0.17	$2.83	$0.26	$1.11	$1.89	$(0.42)
Diluted	$5.20	$0.60	$1.74	$2.70	$0.16	$2.75	$0.25	$1.08	$1.83	$(0.42)
Adjusted EBITDA(a)	$415.1	$61.8	$128.2	$190.6	$34.5	$260.2	$43.9	$87.8	$132.1	$(3.6)
Net sales as a percentage of annual Net sales	100.0%	23.2%	26.9%	31.2%	18.7%	100.0%	25.0%	27.8%	30.2%	17.0%
Gross profit as a percentage of annual Gross profit	100.0%	23.3%	28.1%	32.0%	16.6%	100.0%	24.7%	27.8%	31.7%	15.8%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	14.9%	30.9%	45.9%	8.3%	100.0%	16.9%	33.7%	50.8%	(1.4)%
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

    The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions, unaudited):

	2021 Fiscal Year					2020 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$238.4	$27.5	$80.0	$123.5	$7.4	$121.3	$11.5	$48.2	$79.1	$(17.5)
Income tax (benefit) expense	56.1	2.7	19.1	36.8	(2.5)	27.5	1.6	13.8	25.6	(13.5)
Interest expense, net	19.2	5.1	4.3	4.3	5.5	31.0	9.1	6.6	7.6	7.7
Depreciation & amortization	83.0	22.3	21.0	20.3	19.4	67.2	18.2	16.3	16.4	16.3
EBITDA	396.7	57.6	124.4	184.9	29.8	247.0	40.4	84.9	128.7	(7.0)
Stock-based compensation(a)	14.3	3.1	3.5	4.6	3.1	10.6	2.7	2.6	2.8	2.5
(Gain) loss on sale of assets(b)	(0.1)	0.2	(0.2)	(0.2)	0.1	(0.4)	(0.2)	(0.4)	0.1	0.1
Financing fees(c)	0.7	—	—	—	0.7	—	—	—	—	—
Acquisitions and other adjustments(d)	3.5	0.9	0.5	1.3	0.8	3.0	1.0	0.7	0.5	0.8
Adjusted EBITDA(e)	$415.1	$61.8	$128.2	$190.6	$34.5	$260.2	$43.9	$87.8	$132.1	$(3.6)
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.
    The following table presents a reconciliation of Organic Daily Sales to Net sales (In millions, except Selling Days; unaudited):

	2021 Fiscal Year					2020 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$3,475.7	$805.2	$936.4	$1,083.9	$650.2	$2,704.5	$675.1	$751.9	$817.7	$459.8
Organic sales(a)	3,158.9	726.9	843.7	975.0	613.3	2,629.3	641.0	732.7	799.2	456.4
Acquisition contribution(b)	316.8	78.3	92.7	108.9	36.9	75.2	34.1	19.2	18.5	3.4
Selling Days	253	61	63	64	65	256	65	63	64	64
Organic Daily Sales	$12.5	$11.9	$13.4	$15.2	$9.4	$10.3	$9.9	$11.6	$12.5	$7.1
_____________________________________

(a)    Organic sales equals reported Net sales less Net sales from branches acquired in 2020 and 2021.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2021 Fiscal Year. Includes Net sales from branches acquired in 2020 and 2021.

Liquidity and Capital Resources
    We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating and investing activities and service our debt, taking into consideration available borrowings and the seasonal nature of our business. We expect that cash and cash equivalents on hand, cash provided from operations, and available capacity under the ABL Facility will provide sufficient funds to operate our business, make expected capital expenditures, complete acquisitions, and meet all of our liquidity requirements for the next 12 months, including payment of interest and principal on our debt. Longer-term projects or significant investments in acquisitions may be financed through borrowings under our credit facilities or other forms of financing and will depend on then-existing conditions.
    As of January 2, 2022 and January 3, 2021, we had no revolving credit loans outstanding. Our borrowing base capacity under the ABL Facility was $364.1 million and $362.3 million as of as of January 2, 2022 and January 3, 2021, respectively. As of January 2, 2022, we had total cash and cash equivalents of $53.7 million, total gross long-term debt of $260.2 million, and total finance lease obligations (excluding interest) of $45.4 million.
    Working capital was $615.9 million as of January 2, 2022, an increase of $132.9 million as compared to $483.0 million as of January 3, 2021. The change in working capital was primarily attributable to higher receivables reflecting our strong sales growth and higher inventory as a result of our decision to increase inventory stocking levels to mitigate supply chain disruptions and the impact of product cost inflation, as well as to support the expansion of our distribution center network.
    Capital expenditures of $32.5 million for the 2021 Fiscal Year were 0.9% of Net sales for the year. Capital expenditures have averaged $23.5 million annually from the 2019 Fiscal Year to the 2021 Fiscal Year representing an average of 0.8% of Net sales over this time period. We expect capital expenditures to be in a range of 0.8% to 1.3% as a percentage of Net sales for the 2022 Fiscal Year.
    The following table summarizes current and long-term material cash requirements for our aggregate contractual obligations and other commercial commitments as of January 2, 2022 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$260.2	$4.0	$256.2
Interest on long-term debt	$46.7	$9.4	$37.3
Finance leases	$48.9	$12.4	$36.5
Operating leases	$366.5	$68.8	$297.7
Purchase obligations	$210.7	$105.1	$105.6
    Our gross long-term debt balances have not significantly changed since January 3, 2021. We have current maturities on our long-term debt of $4.0 million, which includes $2.5 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of January 2, 2022 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of January 2, 2022. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility. Refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
    Our finance leases consist primarily of leases for our vehicle fleet. Our operating leases consist primarily of leases for equipment and real estate, which includes office space, branch locations, and distribution centers. The table above provides our expected payments of finance lease obligations including interest and the undiscounted rental payment obligations under operating lease agreements for the amounts due in the next 12 months and beyond 12 months. Refer to “Note 6. Leases” in the notes to the consolidated financial statements for additional information regarding our lease arrangements.
    Our purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. The largest purchase obligations include contracts with various farmers that run through the 2025 Fiscal Year and obligate us to make payments for certain nursery products and grass seeds for approximately $160.8 million, which includes expected payments of $82.4 million for the 2022 Fiscal Year. There are also other supplier and service arrangements with vendors totaling $49.9 million, of which $22.7 million of payments are expected to be made in the 2022 Fiscal Year. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. We have excluded purchase orders and agreements made in the ordinary course of business that are cancelable without penalty. Any amounts for which we are liable under purchase orders for goods received are reflected in Accounts payable on our Consolidated Balance Sheets and are excluded from the table above. Refer to “Note 10. Commitments and Contingencies” in the notes to the consolidated financial statements for additional information regarding our purchase commitments.

Cash Flow Summary
    Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	For the year
Net cash provided by (used in):	January 4, 2021 to January 2, 2022	December 30, 2019 to January 3, 2021
Operating activities	$210.8	$229.4
Investing activities	$(182.0)	$(184.2)
Financing activities	$(30.4)	$(9.1)
Cash flow provided by operating activities

    Net cash provided by operating activities for the 2021 Fiscal Year was $210.8 million compared to $229.4 million for the 2020 Fiscal Year. The decrease was primarily due to higher inventory and receivables reflecting our sales growth and our decision to increase inventory stocking levels as described above in “Liquidity and Capital Resources”, partially offset by the increase in Net income.

Cash flow used in investing activities

    Net cash used in investing activities for the 2021 Fiscal Year was $182.0 million compared to $184.2 million for the 2020 Fiscal Year. The decrease reflects a small decline in acquisition investments during the 2021 Fiscal Year. Capital expenditures of $32.5 million were $13.9 million higher in the 2021 Fiscal Year compared to $18.6 million in the 2020 Fiscal Year due to increased investments in material handling equipment used in our branches.

Cash flow used in financing activities

    Net cash used in financing activities was $30.4 million for the 2021 Fiscal Year compared to $9.1 million in the 2020 Fiscal Year. The increase in net cash used in financing actives primarily reflects a higher net amount of Long-term debt repayments partially offset by Equity proceeds, including the repayment of $68.0 million of the New Term Loans principal on December 31, 2021, as well as the payment of debt issuance costs in connection with the Fifth Amendment of the term loans and higher finance lease, acquisition related contingent obligation, and Other financing payments during Fiscal Year 2021 as compared to Fiscal Year 2020.

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
Amendments of the Term Loans
    On March 23, 2021, the Borrowers entered into the Fifth Amendment in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent, and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used to, among other things, (i) to repay in full the Tranche E Term Loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.

    The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance was 2.50% as of January 2, 2022.

    On December 31, 2021, we paid down $68.0 million of the New Term Loans principal with cash on hand. As a result of the repayment, unamortized debt issuance costs and discounts in the amount of approximately $0.9 million were charged to interest expense for the year ended January 2, 2022.
    On September 30, 2020 and December 31, 2020, we paid down $138.4 million and $31.0 million, respectively, of the Tranche E Term Loans principal with cash on hand. As a result of the repayments, unamortized debt issuance costs and discounts in the amount of $2.2 million were charged to interest expense for the year ended January 3, 2021.
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

ABL Facility
    Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an ABL Facility in the amount of up to $375.0 million with the maturity date of February 1, 2024. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances under the ABL Facility as of January 2, 2022 and January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of January 2, 2022 and January 3, 2021.
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
    As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets. As of January 2, 2022, approximately $1.5 million was classified as Long-term debt, current portion and approximately $3.3 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets. For additional information, refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 8. Long-Term Debt” in the notes to the consolidated financial statements.

Critical Accounting Estimates

    In order to prepare our financial statements in accordance with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Such estimates are based upon management’s current judgments, which are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

    While there are a number of accounting policies and estimates affecting our financial statements, we have identified the following critical accounting estimates that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial statements.
Inventory Valuation
Summary:
    Product inventories represent our largest asset and are recorded at the lower of actual cost or estimated net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of more than 135,000 SKUs and manage inventory at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory.
    During the year, we perform periodic cycle counts and write off excess or obsolete inventory as needed. Prior to year-end, we conduct a physical inventory at each branch and record any necessary additional write-offs to dispose of excess or obsolete products. Our inventories are generally not susceptible to technological obsolescence.

Judgments and Uncertainties:
    Significant judgment is required to estimate the net realizable value of our inventory as it requires assumptions and projections to be made based off the historical recovery rates for our slower moving inventory. We monitor our inventory levels by branch and record provisions for excess inventories. The assumptions we make to record adjustments for excess or obsolete inventory are based on these historical recovery rates, such as recent history of usage of our products, expected future demand for our products, current market conditions, and other factors, including liquidation value.
Sensitivity of Estimates to Change:
    Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of sales. A 10% change to our current reserve for excess and obsolete inventory would not result in a material change to our consolidated financial statements; however, given the value of inventory on hand, a significant change in demand or market conditions could result in a material adjustment to our reserve in future periods. We have not recorded any material net adjustments or such changes to our inventory reserves during the 2021 Fiscal Year or 2020 Fiscal Year.
Acquisitions
Summary:
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

    We allocate the purchase consideration paid to acquire the business to the assets and liabilities acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The value of residual goodwill is not amortized but is tested at least annually for impairment as described below in “Goodwill”. If during the measurement period (a period not to exceed 12 months from the acquisition date) we receive additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown to us, we make the appropriate adjustments to the purchase price allocation in the reporting period the amounts are determined.
Judgments and Uncertainties:
    Significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically engage third-party valuation specialists, who work under the direction of management, for the more significant acquired tangible and intangible assets. The fair value of the assets and liabilities acquired is determined through established valuation techniques, such as the income, cost, or market approach, and estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.
    We use the multi-period excess earnings method to estimate the fair value of customer relationship intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets and includes the selection of discount rates. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), a brand’s relative market position, and the appropriate discount rate applied to the cash flows. Changes in the underlying assumptions and estimates, including the selected discount rates, could have a significant impact on the fair value of intangible assets. Further, unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
    Determining the useful life of an intangible asset also requires judgment. All of our acquired intangible assets (e.g., customer relationships, trademarks, and non-compete arrangements) are expected to have finite useful lives. Our assessment as to whether trademarks have an indefinite life or a finite life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans, and the macroeconomic environment of the regions in which the brands are sold. Our estimates of the useful lives of finite-lived intangible assets are primarily based on these same factors. We consider the period of expected cash flows and the underlying data used to measure the fair value of the intangible assets when selecting a useful life. The majority of customer relationship intangible assets are amortized on an accelerated method.

Sensitivity of Estimates to Change:
    We completed eight acquisitions during the 2021 Fiscal Year for an aggregate purchase price of $147.2 million and the preliminary valuations of assets acquired included customer relationship intangible assets of $54.2 million and trademarks and other intangible assets of $8.3 million. Key assumptions used in determining the fair values of customer relationships included future earnings projections, customer attrition rates, and discount rates, among others. Additionally, assumptions used to calculate the fair values of trademarks and other intangible assets included relief-from-royalty models and revenue projections, royalty rates, future earnings projections, discount rates, and probabilities of competition and successful competition, among others. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired. We believe the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine the fair values of the assets acquired, which could result in impairment losses in the future. Changes in business conditions may also require future adjustments to the useful lives of assets acquired. If we determine that the useful lives of assets acquired are shorter than we had originally estimated, the rate of amortization is accelerated over the assets’ new, shorter useful lives. Changes in key assumptions resulting in a 10% revision of the estimated fair values of finite-lived intangible assets acquired during the 2021 Fiscal Year would impact amortization of acquisition intangible assets by $6.3 million over a weighted-average amortization period of 17.7 years primarily on an accelerated basis. No material adjustments to the valuation of such assets, impairment loss, or accelerated amortization of intangible assets due to revised useful lives was recorded in the 2021 Fiscal Year or 2020 Fiscal Year.
Goodwill
Summary:

    Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired and liabilities assumed. We test goodwill on an annual basis as of July fiscal month end and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired.
    The goodwill impairment test requires us to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value.
Judgments and Uncertainties:
    Significant judgment is required to determine whether impairment indicators exist and to estimate the fair value of our reporting units requires significant judgment. Estimating the fair value of reporting units using the discounted cash flow model requires us to make assumptions and projections of revenue growth rates, gross margins, selling, general and administrative expenses, capital expenditures, working capital, depreciation, terminal values, and weighted average cost of capital, among other factors.
    The assumptions used to estimate fair value consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.
Sensitivity of Estimates to Change:
    During the third quarter of the 2021 Fiscal Year, we performed our annual quantitative assessment of goodwill. No goodwill impairment charge was recorded as a result of the testing and the estimated fair value of each of our reporting units substantially exceeded its carrying value. In addition, a 10% decline in projected cash flows or a 10% increase in the discount rate assumption utilized in our annual quantitative testing would not result in an impairment of any of our reporting units.
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
•The New Term Loans bear interest at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%.
    A 1% increase in interest rates on our variable-rate debt would not change our annual forecasted interest expense primarily due to our interest rate swap agreements.
Credit Risk
    We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers, and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 10% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 3% of gross receivables as of January 2, 2022.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended January 2, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021 and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Acquisitions – Customer Relationship Intangible Assets – Refer to Note 1 (Acquisitions and Intangible Assets), Note 3, and Note 5 to the financial statements
Critical Audit Matter Description
The Company completed various acquisitions during the year ended January 2, 2022 for an aggregate purchase price of approximately $147.2 million. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $54.2 million. Management estimated the fair value of the customer relationship intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of customer relationship intangible assets required management to make significant estimates and assumptions, including the selection of the discount rates. Changes in the discount rates could have a significant impact on the fair value of customer relationship intangible assets.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 24, 2022

We have served as the Company’s auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

Assets	January 2, 2022	January 3, 2021
Current assets:
Cash and cash equivalents	$53.7	$55.2
Accounts receivable, net of allowance for doubtful accounts of $13.5 and $9.1, respectively	393.8	292.8
Inventory, net	636.6	458.6
Income tax receivable	3.3	6.8
Prepaid expenses and other current assets	41.4	38.2
Total current assets	1,128.8	851.6

Property and equipment, net (Note 4)	151.5	130.0
Operating lease right-of-use assets, net (Note 6)	298.5	256.5
Goodwill (Note 5)	311.1	250.6
Intangible assets, net (Note 5)	213.9	196.3
Deferred tax assets (Note 1 and Note 9)	3.2	2.4
Other assets	9.1	8.3
Total assets	$2,116.1	$1,695.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254.5	$172.8
Current portion of finance leases (Note 6)	11.0	9.2
Current portion of operating leases (Note 6)	62.1	54.6
Accrued compensation	99.3	69.2
Long-term debt, current portion (Note 8)	4.0	2.8
Accrued liabilities	82.0	60.0
Total current liabilities	512.9	368.6

Other long-term liabilities	10.6	25.3
Finance leases, less current portion (Note 6)	34.4	32.4
Operating leases, less current portion (Note 6)	244.2	208.3
Deferred tax liabilities (Note 1 and Note 9)	5.1	5.4
Long-term debt, less current portion (Note 1 and Note 8)	251.2	260.7
Total liabilities	1,058.4	900.7

Commitments and contingencies (Note 10)

Stockholders’ equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,788,385 and 44,300,380 shares issued, and 44,767,474 and 44,279,469 shares outstanding at January 2, 2022 and January 3, 2021, respectively	0.4	0.4
Additional paid-in capital	562.0	541.8
Retained earnings	497.5	259.1
Accumulated other comprehensive loss	(2.2)	(6.3)
Total stockholders’ equity	1,057.7	795.0
Total liabilities and stockholders’ equity	$2,116.1	$1,695.7
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Net sales	$3,475.7	$2,704.5	$2,357.5
Cost of goods sold	2,263.1	1,803.2	1,584.3
Gross profit	1,212.6	901.3	773.2

Selling, general and administrative expenses	900.6	728.2	654.3
Other income	1.7	6.7	6.0
Operating income	313.7	179.8	124.9

Interest and other non-operating expenses, net	19.2	31.0	33.4
Income before taxes	294.5	148.8	91.5
Income tax expense	56.1	27.5	13.8
Net income	$238.4	$121.3	$77.7

Net income per common share:
Basic	$5.35	$2.83	$1.89
Diluted	$5.20	$2.75	$1.82
Weighted average number of common shares outstanding:
Basic	44,578,649	42,858,691	41,218,843
Diluted	45,805,373	44,093,501	42,750,348
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Net income	$238.4	$121.3	$77.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	0.7	0.5
Interest rate swaps - net unrealized gains (losses) and reclassifications into earnings, net of taxes of $(1.4), $0.1, and $2.3, respectively	4.2	(0.5)	(6.2)
Total other comprehensive income (loss)	4.1	0.2	(5.7)
Comprehensive income	$242.5	$121.5	$72.0
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 30, 2018	40,890.1	$0.4	$242.1	$60.1	$(0.8)	$301.8
Net income	—	—	—	77.7	—	77.7
Other comprehensive loss	—	—	—	—	(5.7)	(5.7)
Issuance of common shares under stock-based compensation plan	680.7	—	7.7	—	—	7.7
Stock-based compensation	—	—	11.7	—	—	11.7
Balance at December 29, 2019	41,570.8	$0.4	$261.5	$137.8	$(6.5)	$393.2
Net income	—	—	—	121.3	—	121.3
Other comprehensive income	—	—	—	—	0.2	0.2
Issuance of common stock in public offering, net of issuance costs	2,150.0	—	261.7	—	—	261.7
Issuance of common shares under stock-based compensation plan	558.7	—	8.0	—	—	8.0
Stock-based compensation	—	—	10.6	—	—	10.6
Balance at January 3, 2021	44,279.5	$0.4	$541.8	$259.1	$(6.3)	$795.0
Net income	—	—	—	238.4	—	238.4
Other comprehensive income	—	—	—	—	4.1	4.1
Issuance of common shares under stock-based compensation plan	488.0	—	5.9	—	—	5.9
Stock-based compensation	—	—	14.3	—	—	14.3
Balance at January 2, 2022	44,767.5	$0.4	$562.0	$497.5	$(2.2)	$1,057.7
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Cash Flows from Operating Activities:
Net income	$238.4	$121.3	$77.7
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	36.2	29.4	25.1
Stock-based compensation	14.3	10.6	11.7
Amortization of software and intangible assets	46.8	37.8	34.4
Amortization of debt related costs	2.3	4.1	2.0
Loss on extinguishment of debt	0.8	—	0.4
(Gain) loss on sale of equipment	(0.1)	(0.4)	0.3
Deferred income taxes	(3.1)	0.4	(3.4)
Other	6.5	3.7	0.9
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(92.1)	2.8	6.1
Inventory	(156.9)	(7.9)	(3.0)
Income tax receivable	3.5	0.2	3.0
Prepaid expenses and other assets	(3.2)	(11.0)	7.5
Accounts payable	74.4	(4.3)	(29.0)
Accrued expenses and other liabilities	43.0	42.7	(2.9)
Net Cash Provided By Operating Activities	$210.8	$229.4	$130.8

Cash Flows from Investing Activities:
Purchases of property and equipment	(32.5)	(18.6)	(19.5)
Purchases of intangible assets	(4.5)	(7.2)	(1.9)
Acquisitions, net of cash acquired	(147.2)	(159.4)	(71.5)
Proceeds from the sale of property and equipment	2.2	1.0	1.0
Net Cash Used In Investing Activities	$(182.0)	$(184.2)	$(91.9)

Cash Flows from Financing Activities:
Equity proceeds from common stock	9.3	271.5	8.4
Borrowings under term loan	325.0	—	—
Repayments under term loan	(338.6)	(172.8)	(4.5)
Borrowings on asset-based credit facility	161.9	285.4	273.7
Repayments on asset-based credit facility	(161.9)	(378.2)	(304.0)
Payments of debt issuance costs	(2.4)	—	(0.9)
Payments on finance lease obligations	(10.4)	(8.5)	(6.5)
Payments of acquisition related contingent obligations	(8.6)	(4.8)	(3.0)
Other financing activities	(4.7)	(1.7)	(0.5)
Net Cash Used In Financing Activities	$(30.4)	$(9.1)	$(37.3)

Effect of exchange rate on cash	0.1	0.1	0.1
Net Change In Cash	(1.5)	36.2	1.7

Cash and cash equivalents:
Beginning	55.2	19.0	17.3
Ending	$53.7	$55.2	$19.0

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$15.6	$27.3	$30.3
Cash paid during the year for income taxes	$55.8	$25.2	$16.0
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than four percent of sales and less than five percent of total assets in Canada for all periods presented. As of January 2, 2022, the Company had over 590 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.
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
COVID-19 Pandemic
As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, or deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the year ended January 2, 2022; however, the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity of the COVID-19 pandemic, including the emergence of variant strains of the virus, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes of $12.2 million during the fiscal year ended January 3, 2021, which are required to be paid over two years, with 50% to be paid by December 31, 2021 and the remainder by December 31, 2022. During the fiscal year ended January 2, 2022, the Company paid $6.1 million of the previously deferred employer payroll taxes. As of January 2, 2022, the Company had $6.1 million of qualifying employer payroll taxes included in Accrued compensation in its Consolidated Balance Sheets.
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

On December 23, 2013 (the “Closing Date”), the Company acquired 100% of the ownership interest in Landscape Holding from Deere in exchange for common shares of the Company initially representing 40% of the outstanding capital stock (on an as-converted basis) plus cash consideration of $314 million, net of pre-closing and post-closing adjustments. In order to facilitate the transaction, the Company issued Redeemable Convertible Preferred Stock to Clayton, Dubilier & Rice, LLC (“CD&R”) for total consideration of $174 million initially representing 60% of the outstanding capital stock (on an as-converted basis). As part of the same transaction, Landscape Holding also acquired from Deere the affiliated company LESCO, Inc. (“LESCO”). The Company continues to be the sole owner of Landscape Holding. The aforementioned transactions described in this paragraph are referred to herein as the “CD&R Acquisition”.
On May 17, 2016, the Company completed its initial public offering of its common stock and following consummation of the Company’s secondary offering on July 26, 2017, CD&R and Deere no longer have an ownership interest in the Company.
The Company’s chief operating decision maker (“CODM”) manages the business as a single reportable segment. Within the organizational framework, the same operational resources support multiple geographical regions and performance is evaluated primarily by the CODM at a consolidated level. The CODM also evaluates regional performance based on financial and operational measures and receives discrete financial information on a regional basis. Since all of the Company’s regions have similar operations and share similar economic characteristics, the Company aggregates regions into a single operating and reportable segment. These similarities include (i) long-term financial performance, (ii) the nature of products and services, (iii) the types of customers the Company sells to, and (iv) the distribution methods used. Further, all of the Company’s product categories have similar supply chain processes and classes of customers.
The accompanying audited consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
The Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for the Company are presented for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The years ended January 2, 2022, January 3, 2021, and December 29, 2019 included 52 weeks, 53 weeks, and 52 weeks, respectively.
Cash and cash equivalents: Cash and cash equivalents include primarily cash on deposit with banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts. Cash and cash equivalents also include unsettled credit card transactions.
Accounts receivable: Accounts receivable is presented at the original invoice amount, less any charge-offs and the allowance for credit losses and doubtful accounts. Allowances for credit losses and doubtful accounts are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions, credit risk quality, and reasonable supportable forecasts. Receivables are written-off to the allowance when an account is considered uncollectible.
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Beginning balance	$9.1	$8.3	$5.9
Provision for allowance	4.3	3.0	5.9
Recoveries (write-offs), net	0.1	(2.2)	(3.5)
Ending balance	$13.5	$9.1	$8.3

Inventory: The majority of the Company’s inventories are valued at the lower of actual cost or estimated net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was $11.8 million and $7.9 million as of January 2, 2022 and January 3, 2021, respectively.
Property and equipment, net: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on property and equipment using the straight-line method over the estimated useful lives of the assets, as noted below. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease terms. The amortization of the right-of-use (“ROU”) assets under finance leases is included in amortization expense. Expenditures for replacement or major renewals of significant items are capitalized. Expenditures for maintenance, repairs, and minor renewals are generally charged to expense as incurred.

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
Goodwill: Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired and liabilities assumed. The Company tests goodwill on an annual basis as of July fiscal month-end and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Examples of such indicators include a significant change in the business climate, unexpected competition, loss of key personnel, or a decline in the Company’s market capitalization below the Company’s net book value. The Company performs impairment assessments at the reporting unit level, which is defined as an operating segment or one level below an operating segment, also known as a component.
For impairment tests using a quantitative approach, the Company is required to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. No impairment of goodwill has occurred during the periods presented. Refer to Note 5 for a more detailed description of goodwill.
Intangible assets, net: Intangible assets include customer relationships as well as trademarks and other intangibles acquired through acquisitions. The fair value of customer relationships is determined using the multi-period excess earnings method, which is a specific discounted cash flow method that requires management to make significant estimates and assumptions, including the selection of the discount rates. Intangibles assets with finite useful lives are amortized on an accelerated method or a straight-line of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. The Company considers the period of expected cash flows and the underlying data used to measure the fair value of the intangible assets when selecting a useful life. The majority of customer relationships are amortized on an accelerated method. Refer to Note 5 for more information regarding intangible assets amortization.

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
If the recoverability test indicates the asset group balances are not recoverable, the Company would recognize an impairment charge in the current period to reduce the long-lived asset balances based on the fair value of the asset group. There were no impairment charges recognized during the years ended January 2, 2022, January 3, 2021, and December 29, 2019.
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
Interest Rate Swaps: The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company has also amended and restructured its interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. The Company evaluates its blend and extend arrangements under Accounting Standards Codification (“ASC”), Topic 815: Derivatives and Hedging, to determine if they are stand-alone derivative instruments or hybrid instruments.
The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.
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

Revenue recognition: The Company recognizes revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as returns and provisions for doubtful accounts and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the customer’s obligation to pay. Net sales include billings for freight and handling charges and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes. Provisions for returns are estimated and accrued at the time a sale is recognized. The Company also has entered into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which the Company can sell their merchandise. The Company recognizes these agency sales on a net basis and records only the product margin as commission revenue within Net sales.
Sales incentives: The Company offers certain customers rebates which are accrued based on sales volumes. In addition, the Company offers a points-based reward program which allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers. The Company often receives cash payments from customers in advance of the Company’s performance of the customer loyalty rewards program resulting in contract liabilities, which are determined on a contract-by-contract basis. These contract liabilities are classified in Accrued liabilities on the Company’s Consolidated Balance Sheets.
Sales taxes: The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use, value-added, and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from sales).
Cost of goods sold: Cost of goods sold includes all inventory costs, such as the purchase price from suppliers, net of any volume-based incentives, as well as inbound freight and handling, and other costs associated with the inventory, and is exclusive of the costs to deliver the products to customers.
Shipping and handling costs: Shipping and handling costs associated with inbound freight are included in Cost of goods sold.
Warranty reserves: Provisions for estimated warranty costs for the return of nursery products are provided for in the same period the related sales are recorded. The Company offers product warranties on selected nursery items. The warranty reserve is based on historical and current trends. The warranty reserve included in Accrued liabilities was $0.1 million as of January 2, 2022 and January 3, 2021.
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
ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and are adjusted for lease incentives. As most of the Company’s operating leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease amortization expense are recognized on a straight-line basis over the lease term. Refer to Note 6 for further details regarding leases.
Advertising costs: Advertising costs are charged to expense as incurred and were $10.4 million, $4.7 million, and $3.3 million, during the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

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

Recently Issued and Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” amended by subsequent ASUs (collectively “ASC 842”), which superseded the guidance for recognition, measurement, presentation, and disclosures of lease arrangements. The amended standard requires recognition on the balance sheet for all leases with terms longer than 12 months as a lease liability and as a right-of-use (“ROU”) asset. The lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and the ROU asset is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 when it became effective in the first quarter of fiscal year 2019 using a modified transition approach under which prior comparative periods were not adjusted. The Company elected the package of practical expedients, which permitted not reassessing its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company made the election for certain classes of underlying assets to not separate non-lease components from lease components. However, the Company did not elect the lease term hindsight practical expedient. For leases less than 12 months, the Company made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities as permitted by the guidance. The adoption of the new standard had a material impact on the Company’s Consolidated Balance Sheets, but an immaterial impact on its Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged.
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
Accounting Pronouncements Issued But Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”) to amend the scope of the guidance in ASU 2020-04 on the facilitation of the effects of reference rate reform on financial reporting. Specifically, the amendments in ASU 2021-01 clarify that “certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting can apply to derivatives that are affected by the discounting transition”. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” (“ASU 2021-08”). The guidance requires an acquirer in a business combination to recognize and measure contract assets and liabilities in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606) rather than at fair value. The new standard will be effective on a prospective basis for fiscal years beginning after December 15, 2022 and interim periods therein, with early adoption permitted. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Landscaping products(a)	$2,584.8	$1,980.9	$1,670.7
Agronomic and other products(b)	890.9	723.6	686.8
	$3,475.7	$2,704.5	$2,357.5
______________
(a) Landscaping products include irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting.
(b) Agronomic and other products include fertilizer, control products, ice melt, equipment, and other products.

Remaining Performance Obligations
Remaining performance obligations related to ASC Topic 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year that are fully or partially unsatisfied at the end of the period. Remaining performance obligations include the outstanding points balance related to the customer loyalty rewards program. The program allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers.
As of January 2, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.8 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of January 2, 2022 and January 3, 2021, contract liabilities were $8.8 million and $5.7 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended January 2, 2022 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $8.2 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3. Acquisitions
From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company made various acquisitions during the years ended January 2, 2022, January 3, 2021, and December 29, 2019. The following acquisitions had an aggregate purchase price of $147.2 million, $160.6 million, $70.7 million, and deferred contingent consideration of $4.8 million, $12.4 million, and $6.4 million, for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The aggregate assets acquired were $108.6 million, $129.1 million, and $69.5 million, aggregate liabilities assumed were $15.5 million, $26.9 million, and $22.1 million, and excess purchase price attributed to goodwill acquired was $58.9 million, $70.8 million, and $29.7 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The Company has completed the acquisition accounting for each acquisition made during the 2019 Fiscal Year, the 2020 Fiscal Year, and the acquisition of Lucky Landscape Supply in February 2021. The Company has recorded the preliminary acquisition accounting for the remaining acquisitions completed during the 2021 Fiscal Year at their estimated fair values as of the respective acquisition dates.
•In December 2021, the Company acquired the assets and assumed the liabilities of Bothe Trucking, Inc., doing business as Seffner Rock and Gravel (“Seffner”). With one location in Tampa, Florida, Seffner is a wholesale distributor of natural stone, bulk aggregates, mulch, soil, and other landscape supplies to landscape professionals.

•In November 2021, the Company acquired the assets and assumed the liabilities of Semco Distributing, Inc. (“Semco”). With four locations in Ohio and Missouri, Semco is a wholesale distributor of natural stone and landscape supplies to landscape professionals.
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

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in millions):

	January 2, 2022	January 3, 2021
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	39.5	31.0
Branch equipment	81.0	58.6
Office furniture and fixtures and vehicles:
Office furniture and fixtures	25.5	22.4
Vehicles	33.6	32.0
Finance lease right-of-use assets	77.5	64.5
Tooling	0.1	0.1
Construction in process	7.3	5.3
Total Property and equipment, gross	284.5	233.9
Less: accumulated depreciation and amortization	133.0	103.9
Total Property and equipment, net	$151.5	$130.0
Amortization of finance ROU assets and depreciation expense was $36.2 million, $29.4 million, and $25.1 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at January 2, 2022 and January 3, 2021 were $12.8 million and $12.9 million, less accumulated amortization of $11.1 million and $9.4 million, respectively. Amortization of these software costs was $1.8 million, $2.1 million and $2.1 million for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.

Note 5. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the years ended January 2, 2022 and January 3, 2021 are as follows (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Beginning balance	$250.6	$181.3
Goodwill acquired during the year	58.9	70.8
Goodwill adjusted during the year	1.6	(1.5)
Ending balance	$311.1	$250.6
Additions to goodwill during the years ended January 2, 2022 and January 3, 2021 related to the acquisitions during the 2021 Fiscal Year and the 2020 Fiscal Year as described in Note 3. There have been no impairments of the Company’s goodwill for the years ended January 2, 2022 and January 3, 2021.

Intangible Assets
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		January 2, 2022			January 3, 2021
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.0 years	$394.8	$197.3	$197.5	$340.5	$156.9	$183.6
Trademarks and other	3.7 years	34.1	17.7	16.4	25.8	13.1	12.7
Total intangibles		$428.9	$215.0	$213.9	$366.3	$170.0	$196.3
During the year ended January 2, 2022, the Company recorded $62.6 million of intangible assets, including $54.3 million in Customer relationship intangibles and $8.3 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $54.2 million and $8.3 million, respectively, as a result of the acquisitions completed in 2021 as described in Note 3. Foreign currency translation adjustments of Customer relationships and Trademarks and other intangibles related to prior year acquisitions were $0.1 million and zero, respectively.
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
Amortization expense for intangible assets for the years ended January 2, 2022, January 3, 2021, and December 29, 2019 was $45.0 million, $35.7 million, and $32.3 million, respectively.

Total future amortization estimated as of January 2, 2022, is as follows (in millions):

Fiscal year ending:
2022	$42.6
2023	34.8
2024	28.0
2025	22.5
2026	17.9
Thereafter	68.1
Total future amortization	$213.9

Note 6. Leases

The components of lease expense were as follows (in millions):

Lease cost	Classification	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$10.8	$9.1
Interest on lease liabilities	Interest and other non-operating expenses, net	1.5	1.3
Operating lease cost	Cost of goods sold	3.7	3.1
Operating lease cost	Selling, general and administrative expenses	70.4	64.8
Short-term lease cost	Selling, general and administrative expenses	1.5	1.9
Variable lease cost	Selling, general and administrative expenses	0.9	0.6
Sublease income	Selling, general and administrative expenses	(1.1)	(1.0)
Total lease cost		$87.7	$79.8

Supplemental cash flow information related to leases was as follows (in millions):

Other information	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$1.5	$1.3
Operating cash flows from operating leases	$72.5	$66.0
Financing cash flows from finance leases	$10.4	$8.5
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$14.2	$27.4
Operating leases	$94.9	$79.9

The aggregate future lease payments for operating and finance leases as of January 2, 2022 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2022	$68.8	$12.4
2023	64.7	11.8
2024	53.8	10.6
2025	42.3	7.7
2026	30.8	4.9
Thereafter	106.1	1.5
Total lease payments	366.5	48.9
Less: interest	60.2	3.5
Present value of lease liabilities	$306.3	$45.4

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	January 2, 2022
Weighted-average remaining lease term
Finance leases	4.4 years
Operating leases	6.9 years
Weighted-average discount rate
Finance leases	3.6%
Operating leases	4.8%

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $11.4 million, $9.6 million, and $8.5 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares which may be issued under the 2020 Plan is 2,155,280 shares, of which 2,029,381 remain available as of January 2, 2022.

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

The estimated grant-date fair value of stock options is calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	January 2, 2022	January 3, 2021	December 29, 2019
Risk-free interest rate	0.70%	1.50%	2.52%
Expected dividends	—	—	—
Expected volatility	28%	22%	25%
Expected term	6.25 years	6.25 years	6.25 years

The following table summarizes the information about stock options as of and for the years ended January 2, 2022 and January 3, 2021:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2019	1,998.8	$26.67	5.98 years	$127.5
Granted	139.9	102.38
Exercised	(528.0)	18.55
Expired or forfeited	(15.4)	54.63
Outstanding as of January 3, 2021	1,595.3	$35.73	5.60 years	$196.0
Granted	75.0	167.42
Exercised	(449.0)	20.69
Expired or forfeited	(28.0)	102.99
Outstanding as of January 2, 2022	1,193.3	$48.09	5.19 years	$231.7
Exercisable as of January 2, 2022	853.9	$30.15	4.23 years	$181.1
Unvested and expected to vest after January 2, 2022	339.4	$93.21	7.60 years	$50.6

The following table summarizes other stock-based compensation award activities for the year ended January 2, 2022 (in thousands):

	RSUs	DSUs	PSUs
Outstanding as of January 3, 2021	174.1	41.0	44.2
Granted	84.7	4.5	19.9
Vested/Settled	(60.5)	—	—
Expired or forfeited	(11.7)	—	(3.6)
Outstanding as of January 2, 2022	186.6	45.5	60.5

The weighted average grant date fair value of awards granted during the year ended January 2, 2022 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$48.51
RSUs	$171.20
DSUs	$174.42
PSUs	$166.15

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Stock options	$4.0	$4.7
RSUs	6.4	4.1
DSUs	0.6	0.8
PSUs	3.3	1.0
Total stock-based compensation	$14.3	$10.6

A summary of unrecognized stock-based compensation expense as of January 2, 2022 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$5.5	2.3 years
RSUs	$16.4	2.8 years
DSUs	$0.2	0.8 years
PSUs	$2.6	1.8 years

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	January 2, 2022	January 3, 2021
ABL facility	$—	$—
Term loans	255.4	269.0
Hybrid debt instruments	4.8	—
Total gross long-term debt	260.2	269.0
Less: unamortized debt issuance costs and discounts on debt	(5.0)	(5.5)
Total debt	$255.2	$263.5
Less: current portion	(4.0)	(2.8)
Total long-term debt	$251.2	$260.7

ABL Facility:
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $364.1 million and $362.3 million as of January 2, 2022 and January 3, 2021, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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
The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. There were no outstanding balances under the ABL Facility as of January 2, 2022 and January 3, 2021. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of January 2, 2022 and January 3, 2021.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of January 2, 2022, the Company is in compliance with all of the ABL Facility covenants.

Term Loans:
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
Amendments of the Term Loans:

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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 2.50% at January 2, 2022.
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
The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of January 2, 2022, the Company is in compliance with all of the Second Amended and Restated Credit Agreement covenants.
On December 31, 2021, the Company paid down $68.0 million of the New Term Loans principal with cash on hand. As a result of the repayment, unamortized debt issuance costs and discounts in the amount of $0.9 million were charged to interest expense for the year ended January 2, 2022.
On September 30, 2020 and December 31, 2020, the Company paid down $138.4 million and $31.0 million, respectively, of the Tranche E Term Loans principal with cash on hand. As a result of the repayments, unamortized debt issuance costs and discounts in the amount of $2.2 million were charged to interest expense for the year ended January 3, 2021.

During the years ended January 2, 2022, January 3, 2021, and December 29, 2019, the Company incurred total interest expense of $19.2 million, $31.0 million, and $33.4 million, respectively, of which $14.7 million, $25.9 million, and $30.1 million, respectively, related to interest on the ABL Facility and the term loans. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Fifth Amendment, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the year ended January 3, 2021, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. In addition, as a result of the amendment of the ABL Facility in February 2019, unamortized debt issuance costs and discounts in the amount of $0.4 million were written off to expense and new discounts and debt issuance costs of $0.9 million were capitalized during the year ended December 29, 2019. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $2.3 million, $4.1 million, and $2.0 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The remaining $1.4 million, $1.0 million, and $0.9 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Hybrid Debt Instruments:

As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets during the first quarter of 2021. As of January 2, 2022, approximately $1.5 million was classified as Long-term debt, current portion and approximately $3.3 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Interest Rate Swaps” below for additional information regarding interest rate swaps and hybrid debt instruments.
Maturities of long-term debt outstanding, in principal amounts at January 2, 2022 are summarized below (in millions):

Fiscal year:
2022	$4.0
2023	4.1
2024	3.4
2025	3.0
2026	3.2
Thereafter	242.5
Total	$260.2

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
The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated these swaps as cash flow hedges and records the estimated fair value of the swaps to AOCI on its Consolidated Balance Sheets. If it becomes probable the forecasted transactions will not occur, the hedge relationship will be de-designated and amounts accumulated in AOCI will be reclassified to Interest and other non-operating expenses, net in the current period.

On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 were amended and restructured as new agreements designated by the Company as Interest rate swaps 7, 8, and 9 with the same counterparties. Each of the amended Interest rate swap agreements mature on March 23, 2025 and effectively blended the liability positions of the Forward-starting interest rate swaps into the Interest rate swaps and extended the term of the hedged positions. The Interest rate swaps are indexed to three-month LIBOR and net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR (subject to a floor of 0.50%) as applied to the notional amounts of each Interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the Interest rate swap arrangements, Interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Hybrid Debt Instruments” above for additional information regarding the Company’s hybrid debt instruments.
The Company also de-designated the hedging relationships for Forward-starting interest rate swaps 1 and 2 on March 23, 2021. The swaps were not terminated upon de-designation; however, hedge accounting was discontinued since these swaps were no longer designated as hedging instruments. The related accumulated losses for these swaps remained in AOCI upon de-designation and were recognized in earnings at the time the hedged interest payments impacted earnings.
As a result of the principal repayments of the Tranche E Term Loans on September 30, 2020 and December 31, 2020, the Company de-designated the hedging relationship for all of Forward-starting interest rate swap 6 and a portion of Forward-starting interest rate swap 5. The swaps were not terminated; however, hedge accounting was discontinued since these swaps were no longer designated as hedging instruments. Because the interest payments related to the repaid principal amounts were no longer probable of occurring, accumulated losses in the amount of $1.1 million were reclassified into income for the year ended January 3, 2021, which were included in Interest and other non-operating expenses, net in the Consolidated Statements of Operations and in Accrued expenses and other liabilities within Changes in operating assets and liabilities, net of the effects of acquisitions in the Consolidated Statements of Cash Flows.

The following table provides additional details related to the swap contracts designated as hedging instruments as of January 2, 2022:

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

The following table provides additional details related to the swap contracts not designated as hedging instruments, which were terminated upon maturity on June 11, 2021:

Derivatives not designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	June 30, 2017	March 11, 2019	June 11, 2021	$58.0	2.13450%
Forward-starting interest rate swap 2	June 30, 2017	March 11, 2019	June 11, 2021	$116.0	2.15100%

The following tables summarize the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021 (in millions):

	Derivative Assets
	January 2, 2022		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$2.5	Other assets	$—
Total derivative assets		$2.5		$—

	Derivative Liabilities
	January 2, 2022		January 3, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$1.2	Accrued liabilities	$2.2
	Other long-term liabilities	0.6	Other long-term liabilities	2.6

Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	Accrued liabilities	$1.7
	Other long-term liabilities	—	Other long-term liabilities	2.6
Total derivative liabilities		$1.8		$9.1

As of January 2, 2022, the net fair value of the interest rate swaps in the amount of $1.8 million, net of taxes, was recorded in Accumulated other comprehensive loss including $0.6 million of accumulated gains related to derivatives designated as hedging instruments and $2.4 million of accumulated losses related to derivatives not designated as hedging instruments. To the extent the interest rate swaps designated as hedging instruments are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings. For the year ended January 2, 2022, there was no ineffectiveness recognized in earnings. The estimated net amount of the existing losses reported in Accumulated other comprehensive loss expected to be reclassified into earnings within the next 12 months was $3.1 million as of January 2, 2022. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the years ended January 2, 2022 and January 3, 2021 (in millions):

	January 2, 2022			January 3, 2021
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$1.0	Interest and other non-operating expenses, net	$(2.2)	$(0.6)	Interest and other non-operating expenses, net	$(4.1)

The table below details gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the years ended January 2, 2022 and January 3, 2021 (in millions):

		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	January 02, 2022	January 03, 2021	January 02, 2022	January 03, 2021
Interest rate contracts	Interest and other non-operating expenses, net	$(2.4)	$(1.1)	$(0.1)	$(0.6)

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

Note 9. Income Taxes

In March 2020, the CARES Act was enacted. The CARES Act included several changes to existing U.S. tax laws that impacted the Company, most notably the 2019 and 2020 change to the limitation on U.S. interest deductibility based on 50% of adjusted taxable income, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property. Refer to “Note 1. Nature of Business and Significant Accounting Policies” for additional information.
The Company recorded Income tax expense of $56.1 million, $27.5 million, and $13.8 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.
Components of Income before taxes were as follows (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
U.S.	$286.3	$144.5	$87.5
Foreign	8.2	4.3	4.0
Total	$294.5	$148.8	$91.5

Components of Income tax expense were as follows (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Current income tax expense
U.S. federal	$44.1	$19.2	$11.7
U.S. state and local	12.4	7.5	4.4
Foreign	2.7	0.4	1.1
Total current	59.2	27.1	17.2
Deferred income tax (benefit) expense
U.S. federal	(1.8)	0.8	(2.0)
U.S. state and local	(0.7)	(0.8)	(1.3)
Foreign	(0.6)	0.4	(0.1)
Total deferred	(3.1)	0.4	(3.4)
Total	$56.1	$27.5	$13.8

The Company’s effective tax rate was 19.0%, 18.5%, and 15.1% for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The following table provides a reconciliation of Income tax expense at the statutory U.S. federal tax rate to actual Income tax expense for the periods presented (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
U.S. federal statutory expense	$61.9	$31.2	$19.2
State and local income taxes, net(a)	9.1	5.1	2.2
Excess tax benefits	(16.5)	(8.9)	(7.7)
Other, net	1.6	0.1	0.1
Income tax expense	$56.1	$27.5	$13.8
______________
(a) Includes excess tax benefits pursuant to ASU 2016-09 of $(3.7) million, $(2.0) million, and $(1.9) million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

Undistributed earnings of the Company’s foreign subsidiaries approximate $24.6 million as of January 2, 2022. Those earnings are considered indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes, state and local income taxes, and withholding taxes payable to the foreign country. From a U.S. income tax perspective, however, the Company expects to claim a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.2 million may be payable upon remittance of all previously unremitted earnings as of January 2, 2022.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	January 2, 2022	January 3, 2021
Deferred tax assets:
Net operating losses	$4.3	$4.8
Allowance for uncollectible accounts	6.4	5.5
Inventory	3.4	2.7
Intangible assets	1.7	—
Accrued compensation	3.3	2.4
Stock compensation	6.0	4.7
Deferred employer payroll taxes	1.5	3.1
Environmental reserve	0.6	0.6
Deferred transaction costs	2.4	2.0
Operating lease liabilities	79.0	68.4
Interest rate swaps	—	2.3
Other	4.2	1.7
Total gross deferred tax assets	112.8	98.2
Valuation allowance	(4.2)	(4.5)
Total net deferred tax assets	108.6	93.7
Deferred tax liabilities:
Fixed assets and land	(23.7)	(17.8)
Intangible assets	—	(4.9)
Goodwill	(9.1)	(6.5)
Deferred financing costs	(0.2)	(0.3)
Operating lease right-of-use assets	(75.7)	(65.5)
Interest rate swaps	(0.2)	—
Other	(1.6)	(1.7)
Total deferred tax liabilities	(110.5)	(96.7)
Net deferred tax liabilities	$(1.9)	$(3.0)

Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	January 2, 2022	January 3, 2021
U.S. state and local net deferred tax assets	$2.8	$2.4
Foreign net deferred tax assets	0.4	—
U.S. state and local and foreign net deferred tax assets	3.2	2.4

U.S. federal net deferred tax liabilities	(5.1)	(5.2)
Foreign net deferred tax liabilities	—	(0.2)
U.S. federal and foreign net deferred tax liabilities	(5.1)	(5.4)

Net deferred tax liabilities	$(1.9)	$(3.0)

The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of January 2, 2022 and January 3, 2021, a valuation allowance of $4.2 million and $4.5 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Beginning balance	$4.5	$4.6	$4.8
Decrease in valuation allowance	(0.3)	(0.1)	(0.2)
Ending balance	$4.2	$4.5	$4.6

As of January 2, 2022, the Company had available tax-effected state NOL carryforwards of $4.3 million that generally expire at various dates through 2037, if not utilized.

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

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries. With limited exceptions, years prior to the 2018 Fiscal Year are no longer open to U.S. federal, state, and local examination by the taxing authorities. Deere has indemnified the Company against any taxes, penalties, or interest for tax periods prior to the CD&R Acquisition, accruing after the CD&R Acquisition date.

Note 10. Commitments and Contingencies

Litigation: From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of January 2, 2022 and January 3, 2021 and revenues, expenses, changes in equity, and cash flows for the years ended January 2, 2022, January 3, 2021, and December 29, 2019.

Environmental liability: As part of the sale by LESCO of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.6 million as of January 2, 2022 and January 3, 2021, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.2 million as of January 2, 2022 and January 3, 2021, respectively.

Letters of credit: As of January 2, 2022 and January 3, 2021, outstanding letters of credit were $10.9 million and $8.7 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Purchase commitments: The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2025. The total future obligation was $160.8 million as of January 2, 2022 with expected payments of $82.4 million, $39.0 million, $39.1 million, and $0.3 million during the years ending December 2022, 2023, 2024, and 2025, respectively. The Company’s purchases were $68.3 million, $50.6 million, and $48.0 million for the years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The Company also contracted with a supplier beginning in 2020 and subsequently amended the contract in 2021 to purchase an aggregate minimum of 18,000 tons of fertilizer annually for 10 years or until the total purchase commitment of 180,000 tons of product is fulfilled. If the Company does not meet minimum volume commitments, the Company must pay a $195 per tonnage shortfall. As of January 2, 2022, the total remaining amount contracted with this supplier was $25.2 million. Another supplier agreement totals $5.8 million for an arrangement that runs through fiscal year 2022. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was $18.9 million as of January 2, 2022.

Note 11. Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Company includes vested DSUs and PSUs that have not been settled in common shares in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such shares issuable are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The calculation of the effect of dilutive securities excludes any derived excess tax benefits or deficiencies from assumed future proceeds. RSUs and stock options with exercise prices that are higher than the average market prices of the Company’s common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the periods ended January 2, 2022, January 3, 2021, and December 29, 2019:

	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021	For the year December 31, 2018 to December 29, 2019
Shares used in the computation of basic earnings per share	44,578,649	42,858,691	41,218,843
Effect of dilutive securities:
Stock options	1,066,589	1,153,367	1,471,361
RSUs and PSUs	156,074	73,321	48,416
DSUs	4,061	8,122	11,728
Shares used in the computation of diluted earnings per share	45,805,373	44,093,501	42,750,348

The diluted earnings per common share calculation for the years ended January 2, 2022, January 3, 2021, and December 29, 2019 excluded the effect of 4,690, 5,730, and 258,829 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of January 2, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 2, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal controls over financial reporting as of January 2, 2022. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our assessment, we believe that, as of January 2, 2022, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded Arizona Stone and Solstice, Timberwall, Melrose, Rock & Block, Green Brothers, Semco, and Seffner from its annual report on internal control over financial reporting as of January 2, 2022. These excluded acquisitions collectively represented approximately 2% and 1% of the Company’s consolidated Total assets and consolidated Net sales, respectively, as of and for the year ended January 2, 2022.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc. and subsidiaries (the “Company”) as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2022 of the Company and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Arizona Stone and Solstice, Timberwall, Melrose, Rock & Block, Green Brothers, Semco, and Seffner from its annual report on internal control over financial reporting as of January 2, 2022. These excluded acquisitions collectively represented approximately 2% and 1% of the Company’s consolidated Total assets and consolidated Net sales, respectively, as of and for the year ended January 2, 2022. Accordingly, our audit did not include the internal control over financial reporting at Arizona Stone and Solstice, Timberwall, Melrose, Rock & Block, Green Brothers, Semco, and Seffner.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 24, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

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

10.21†	Form of Separation Benefit Agreement, is incorporated by reference to Exhibit 10.30 to the Form S-1.

10.22†	Form of Employee Offer Letter, is incorporated by reference to Exhibit 10.31 to the Form S-1.

10.23†	2016 Form of Employee Option Agreement, is incorporated by reference to Exhibit 10.32 to the Form S-1.

10.24†	2016 Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.33 to the Form S-1.

10.25†	2016 Form of Non-Employee Director Deferred Stock Unit Agreement, is incorporated by reference to Exhibit 10.34 to the Form S-1.

10.26†	Summary of Non-Employee Director Compensation, as amended and restated on May 15, 2019, is incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on July 31, 2019.

10.27†	Executive Stock Ownership Policy, is incorporated by reference to Exhibit 10.37 to the Form S-1.

10.28†
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

10.31†
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

Exhibit Number	Description

10.33†	Form of Employee Stock Option Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.42 to the November 2016 Form S-1.

10.34†	Form of Employee Restricted Stock Unit Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.43 to the November 2016 Form S-1.

10.35
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

10.36
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

10.38
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

10.40
Increase Supplement, dated as of December 12, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed December 12, 2017.

10.41†	SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.42†	Amendment to SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.43†
Summary of Non-Employee Director Compensation Program, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended July 2, 2017, file number 001-37760.

10.44†	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended April 1, 2018, file number 001-37760.

10.45†
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

10.47
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

10.48
Increase Supplement, dated as of August 14, 2018, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed August 15, 2018.

10.49†
Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, as amended February 2020, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed April 29, 2020.

Exhibit Number	Description

10.50†
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

10.52†	SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 5, 2020.

10.53†
Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.54†
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

10.58†
Summary of Non-Employee Director Compensation, as amended and restated on May 12, 2021, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed August 4, 2021.

10.59
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

10.60†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 14, 2022.

21.1*	List of Subsidiaries of SiteOne Landscape Supply, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following audited financial information from this Annual Report on Form 10-K for the year ended January 2, 2022 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
______________
* Filed herewith.
† Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 24, 2022	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2022	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 24, 2022	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 24, 2022	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 24, 2022	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 24, 2022	By:	/s/ Larisa J. Drake
			Name:	Larisa J. Drake
			Title:	Director

Date:	February 24, 2022	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 24, 2022	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 24, 2022	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	January 2, 2022	January 3, 2021
Assets
Investment in wholly owned subsidiary	$1,057.1	$794.3
Deferred tax asset (Note 3)	0.6	0.7
Total assets	$1,057.7	$795.0

Liabilities and Stockholders' Equity
Total liabilities	$—	$—

Stockholders' Equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,788,385 and 44,300,380 shares issued, and 44,767,474 and 44,279,469 shares outstanding at January 2, 2022 and January 3, 2021, respectively	0.4	0.4
Additional paid in capital	562.0	541.8
Retained Earnings	497.5	259.1
Accumulated other comprehensive loss	(2.2)	(6.3)
Total stockholders' equity	1,057.7	795.0
Total liabilities and stockholders' equity	$1,057.7	$795.0
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year
	January 4, 2021	December 30, 2019	December 31, 2018
	to January 2, 2022	to January 3, 2021	to December 29, 2019
Equity in Net income of subsidiary	$238.4	$121.3	$77.7

Income before taxes	238.4	121.3	77.7
Net income	$238.4	$121.3	$77.7

Other comprehensive income (loss), net of tax	4.1	0.2	(5.7)
Comprehensive income	$242.5	$121.5	$72.0
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year
	January 4, 2021	December 30, 2019	December 31, 2018
	to January 2, 2022	to January 3, 2021	to December 29, 2019
Cash Flows from Operating Activities:
Net income	$238.4	$121.3	$77.7
Adjustments to reconcile Net income to net cash provided by operating activities:
Equity in Net income of subsidiary	(238.4)	(121.3)	(77.7)
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution to subsidiary	—	(261.7)	—
Net cash used in investing activities	$—	$(261.7)	$—

Cash Flows from Financing Activities:
Equity proceeds from common stock	—	261.7	—
Net cash provided by financing activities	$—	$261.7	$—

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
See Notes to Condensed Financial Statements.

Notes to Condensed Parent Company Only Financial Statements

Note 1. Description of SiteOne Landscape Supply, Inc.
SiteOne Landscape Supply, Inc. (“Holdings” or the “Parent”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding” or “subsidiary”), which it acquired from Deere & Company on December 23, 2013 (the “Closing Date”) in exchange for its common stock initially representing 40% of the outstanding capital stock (on an as-converted basis). In addition, Holdings issued cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) to Clayton, Dubilier & Rice, LLC (“CD&R”) initially representing 60% of its remaining outstanding capital stock (on an as-converted basis) (both events collectively referred to herein as the “CD&R Acquisition”). On May 2, 2016, Holdings paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R received $112.4 million in accordance with its right to participate in all distributions to common stock on an as-converted basis, in accordance with its right as a preferred stockholder. On the day prior to the closing of the initial public offering, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by Holdings of an additional 25,303,164 shares of common stock. On December 5, 2016, May 1, 2017, and July 26, 2017, Holdings completed secondary offerings of its common stock in which Deere and CD&R were the sole sellers. Following consummation of the secondary offering on July 26, 2017, CD&R and Deere no longer have an ownership interest in Holdings. Holdings has no significant operations or assets other than its indirect ownership of the equity of Landscape Holding. Accordingly, Holdings is dependent upon distributions from Landscape Holding to fund its obligations. However, under the terms of Landscape Holding’s credit agreements governing Landscape Holding’s ABL Facility and New Term Loans, Landscape Holding’s ability to pay dividends or lend to Holdings is restricted. Landscape Holding has no obligation to pay dividends to Holdings except to pay specified amounts to Holdings in order to fund the payment of Holdings’ tax obligations.
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
Note 3. Income Taxes
In connection with the CD&R Acquisition, transaction expenses of $9.8 million were recorded within the period ended December 29, 2013. Of the $9.8 million of transaction expenses, $3.7 million were not deductible for tax purposes and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. Amortization of the deferred tax asset for the years ended January 2, 2022 and January 3, 2021 was $0.4 million ($0.1 million tax-effected) and $0.4 million ($0.1 million tax-effected), respectively, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount. As of January 2, 2022, the deferred tax asset related to these transaction expenses has a balance of $0.6 million.

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