Form 10-Q
period 2022-04-03
SiteOne Landscape Supply, Inc.
filed 2022-05-04
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of April 29, 2022
Common Stock, $0.01 par value per share	44,930,314

Special Note Regarding Forward-Looking Statements and Information
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
•threats from terrorism, public health emergencies, violence, uncertain political conditions, and geopolitical conflicts such as the ongoing conflict between Russia and Ukraine;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	April 3, 2022	January 2, 2022
Current assets:
Cash and cash equivalents	$45.1	$53.7
Accounts receivable, net of allowance for doubtful accounts of $14.8 and $13.5, respectively	437.1	393.8
Inventory, net	853.7	636.6
Income tax receivable	—	3.3
Prepaid expenses and other current assets	50.0	41.4
Total current assets	1,385.9	1,128.8

Property and equipment, net (Note 5)	152.0	151.5
Operating lease right-of-use assets, net (Note 7)	307.1	298.5
Goodwill (Note 6)	325.9	311.1
Intangible assets, net (Note 6)	219.0	213.9
Deferred tax assets	2.7	3.2
Other assets	14.8	9.1
Total assets	$2,407.4	$2,116.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$390.3	$254.5
Current portion of finance leases (Note 7)	11.3	11.0
Current portion of operating leases (Note 7)	64.5	62.1
Accrued compensation	51.2	99.3
Long-term debt, current portion (Note 9)	4.0	4.0
Income tax payable	1.6	—
Accrued liabilities	74.6	82.0
Total current liabilities	597.5	512.9

Other long-term liabilities	6.2	10.6
Finance leases, less current portion (Note 7)	33.2	34.4
Operating leases, less current portion (Note 7)	250.8	244.2
Deferred tax liabilities	7.3	5.1
Long-term debt, less current portion (Note 9)	413.2	251.2
Total liabilities	1,308.2	1,058.4

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 44,922,535 and 44,788,385 shares issued, and 44,901,624 and 44,767,474 shares outstanding at April 3, 2022 and January 2, 2022, respectively	0.4	0.4
Additional paid-in capital	563.0	562.0
Retained earnings	529.8	497.5
Accumulated other comprehensive income (loss)	6.0	(2.2)
Total stockholders' equity	1,099.2	1,057.7
Total liabilities and stockholders' equity	$2,407.4	$2,116.1
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales	$805.3	$650.2
Cost of goods sold	536.1	448.7
Gross profit	269.2	201.5

Selling, general and administrative expenses	230.5	192.3
Other income	2.5	1.2
Operating income	41.2	10.4

Interest and other non-operating expenses, net	4.3	5.5
Income before taxes	36.9	4.9
Income tax (benefit) expense	4.6	(2.5)
Net income	$32.3	$7.4

Net income per common share:
Basic	$0.72	$0.17
Diluted	$0.70	$0.16
Weighted average number of common shares outstanding:
Basic	44,935,765	44,381,174
Diluted	45,850,602	45,655,171
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net income	$32.3	$7.4
Other comprehensive income:
Foreign currency translation adjustments	0.6	0.2
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $(2.6) and $(0.3), respectively	7.6	0.9
Total other comprehensive income	8.2	1.1
Comprehensive income	$40.5	$8.5
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 2, 2022	44,767.5	$0.4	$562.0	$497.5	$(2.2)	$1,057.7
Net income	—	—	—	32.3	—	32.3
Other comprehensive income	—	—	—	—	8.2	8.2
Issuance of common shares under stock-based compensation plan	134.1	—	(2.7)	—	—	(2.7)
Stock-based compensation	—	—	3.7	—	—	3.7
Balance at April 3, 2022	44,901.6	$0.4	$563.0	$529.8	$6.0	$1,099.2

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 3, 2021	44,279.5	$0.4	$541.8	$259.1	$(6.3)	$795.0
Net income	—	—	—	7.4	—	7.4
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of common shares under stock-based compensation plan	114.2	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	3.1	—	—	3.1
Balance at April 4, 2021	44,393.7	$0.4	$543.8	$266.5	$(5.2)	$805.5
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash Flows from Operating Activities:
Net income	$32.3	$7.4
Adjustments to reconcile Net income to net cash used in operating activities:
Amortization of finance lease right-of-use assets and depreciation	10.0	8.5
Stock-based compensation	3.7	3.1
Amortization of software and intangible assets	11.7	10.9
Amortization of debt related costs	0.3	0.4
Loss on extinguishment of debt	—	0.8
(Gain) loss on sale of equipment	(0.1)	0.1
Other	(0.5)	(0.6)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(39.9)	(45.8)
Inventory	(216.1)	(157.6)
Income tax receivable	3.3	(1.0)
Prepaid expenses and other assets	(6.3)	2.0
Accounts payable	134.3	145.6
Income tax payable	1.6	—
Accrued expenses and other liabilities	(52.6)	(19.3)
Net Cash Used In Operating Activities	$(118.3)	$(45.5)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7.5)	(7.2)
Purchases of intangible assets	(2.5)	(2.4)
Acquisitions, net of cash acquired	(31.5)	(37.7)
Proceeds from the sale of property and equipment	0.5	1.0
Net Cash Used In Investing Activities	$(41.0)	$(46.3)

Cash Flows from Financing Activities:
Equity proceeds from common stock	1.2	2.4
Borrowings under term loan	—	325.0
Repayments under term loan	(0.6)	(269.0)
Borrowings on asset-based credit facility	223.5	105.4
Repayments on asset-based credit facility	(60.8)	(83.5)
Payments of debt issuance costs	—	(2.4)
Payments on finance lease obligations	(2.9)	(2.4)
Payments of acquisition related contingent obligations	(5.6)	(3.3)
Other financing activities	(4.2)	(3.3)
Net Cash Provided By Financing Activities	$150.6	$68.9

Effect of exchange rate on cash	0.1	0.2
Net change In cash	(8.6)	(22.7)

Cash and cash equivalents:
Beginning	53.7	55.2
Ending	$45.1	$32.5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$3.2	$5.2
Cash paid during the year for income taxes	$2.4	$0.1
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and less than four percent of total assets in Canada for all periods presented. As of April 3, 2022, the Company had over 600 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

COVID-19 Pandemic

As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, or deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the three months ended April 3, 2022; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, including the emergence of variant strains of the virus, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes of $12.2 million during the fiscal year ended January 3, 2021, which are required to be paid over two years, with 50% to be paid by December 31, 2021 and the remainder by December 31, 2022. During the fiscal year ended January 2, 2022, the Company paid $6.1 million of the previously deferred employer payroll taxes. As of April 3, 2022, the Company had $6.1 million of qualifying employer payroll taxes included in Accrued compensation in its Consolidated Balance Sheets.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 2, 2022. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 1, 2023 and January 2, 2022 both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended April 3, 2022 and April 4, 2021 both include 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recently Issued and Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplified the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improved consistent application of and simplified U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 required adoption on either a prospective or retrospective basis, dependent upon each amendment within this update. The Company adopted ASU 2019-12 when it became effective in the first quarter of fiscal year 2021. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements and related disclosures.

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

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended
	April 3, 2022	April 4, 2021
Landscaping products(a)	$587.7	$452.4
Agronomic and other products(b)	217.6	197.8
	$805.3	$650.2
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

As of April 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of April 3, 2022 and January 2, 2022, contract liabilities were $8.6 million and $8.8 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the three months ended April 3, 2022 is primarily a result of $2.0 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3.    Acquisitions

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of $32.9 million and $37.1 million and deferred contingent consideration of $0.9 million and zero for the three months ended April 3, 2022 and April 4, 2021, respectively.
•In March 2022, the Company acquired all of the outstanding stock of J K Enterprise, Inc., Culpeper Recycling Hauling LLC, Culpeper Recycling Transport LLC, Gateway Home & Garden Center, LLC, JK Enterprise Landscape Supply, Limited Liability Company, Madera Farm Transport, LLC, Saunders LS, LLC, and Tilden Farm Nursery, LLC, and also acquired the assets of Metro Landscape Supply, Limited and Culpeper Recycling, LLC (collectively, “JK Enterprise”). With six locations in Northern Virginia and one location in Maryland, JK Enterprise is a wholesale distributor of bulk and bagged mulches and soil, hardscapes, and nursery products to landscape professionals.
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
Interest Rate Swaps
The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company is party to a forward-starting interest rate swap contract and interest rate swap contracts to convert the variable interest rate to a fixed interest rate on the borrowings under the term loans.
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
On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 were amended and restructured as new agreements designated by the Company as Interest rate swaps 7, 8, and 9 with the same counterparties. Each of these amended Interest rate swap agreements mature on March 23, 2025 and blended the liability positions of the Forward-starting interest rate swaps into the Interest rate swaps and extended the term of the hedged positions. The Interest rate swaps are indexed to three-month LIBOR and net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR (subject to a floor of 0.50%) as applied to the notional amounts of each Interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the Interest rate swap arrangements, Interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s hybrid debt instruments.
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
The following table provides additional details regarding the swap contracts designated as hedging instruments as of April 3, 2022:

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

The following table provides additional details regarding the swap contracts not designated as hedging instruments, which were terminated upon maturity on June 11, 2021:

Derivatives not designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	June 30, 2017	March 11, 2019	June 11, 2021	$58.0	2.13450%
Forward-starting interest rate swap 2	June 30, 2017	March 11, 2019	June 11, 2021	$116.0	2.15100%

The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following tables summarize the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of April 3, 2022 and January 2, 2022 (in millions):

	Derivative Assets
	April 3, 2022		January 2, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$2.0	Prepaid expenses and other current assets	$—
	Other assets	8.5	Other assets	2.5
Total derivative assets		$10.5		$2.5

	Derivative Liabilities
	April 3, 2022		January 2, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$0.3	Accrued liabilities	$1.2
	Other long-term liabilities	—	Other long-term liabilities	0.6
Total derivative liabilities		$0.3		$1.8

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

For the three months ended April 3, 2022 and April 4, 2021, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized loss on derivative instruments included in Accumulated other comprehensive loss related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $0.5 million as of April 3, 2022. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three months ended April 3, 2022 and April 4, 2021 (in millions):

	Three Months Ended
	April 3, 2022			April 4, 2021
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$9.1	Interest and other non-operating expenses, net	$(0.4)	$1.2	Interest and other non-operating expenses, net	$(0.9)

The table below details gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the three months ended April 3, 2022 and April 4, 2021 (in millions):

		Three Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Interest rate contracts	Interest and other non-operating expenses, net	$(0.7)	$(0.6)	$—	$0.4

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	April 3, 2022	January 2, 2022
Land	$12.2	$12.2
Buildings and leasehold improvements:
Buildings	7.8	7.8
Leasehold improvements	39.8	39.5
Branch equipment	85.9	81.0
Office furniture and fixtures and vehicles:
Office furniture and fixtures	25.5	25.5
Vehicles	34.0	33.6
Finance lease right-of-use assets	79.4	77.5
Tooling	0.1	0.1
Construction in progress	9.4	7.3
Total property and equipment, gross	294.1	284.5
Less: accumulated depreciation and amortization	142.1	133.0
Total property and equipment, net	$152.0	$151.5

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $10.0 million and $8.5 million for the three months ended April 3, 2022 and April 4, 2021, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at April 3, 2022 and January 2, 2022 were $13.1 million and $12.8 million, less accumulated amortization of $11.5 million and $11.1 million, respectively. Amortization of these software costs was $0.4 million and $0.4 million for the three months ended April 3, 2022 and April 4, 2021, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

January 2, 2022
to April 3, 2022
Beginning balance	$311.1
Goodwill acquired during the period(a)	16.0
Goodwill adjusted during the period	(1.2)
Ending balance	$325.9
______________
(a)    Additions to goodwill during the three months ended April 3, 2022 related to the acquisition completed in 2022 as described in Note 3.

Intangible Assets

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
During the three months ended April 3, 2022, the Company recorded $16.4 million of intangible assets, including $13.9 million in Customer relationship intangibles and $2.5 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $12.8 million and $1.1 million, respectively, as a result of the acquisition completed in 2022 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles were $1.1 million and $1.4 million, respectively.
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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		April 3, 2022			January 2, 2022
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.0 years	$408.7	$207.2	$201.5	$394.8	$197.3	$197.5
Trademarks and other	3.7 years	36.6	19.1	17.5	34.1	17.7	16.4
Total intangibles		$445.3	$226.3	$219.0	$428.9	$215.0	$213.9

Amortization expense for intangible assets was $11.3 million and $10.5 million for the three months ended April 3, 2022 and April 4, 2021, respectively.

Total future amortization estimated as of April 3, 2022 is as follows (in millions):

Fiscal year ending:
2022 (remainder)	$33.3
2023	37.2
2024	30.1
2025	24.4
2026	19.5
Thereafter	74.5
Total future amortization	$219.0

Note 7.    Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Finance lease obligations consist primarily of the Company’s vehicle fleet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases include options to purchase the leased property. ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. As most of the Company's operating leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities and are expensed as incurred and recorded as variable lease expense. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets.

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease Cost	Classification	April 3, 2022	April 4, 2021
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$3.0	$2.6
Interest on lease liabilities	Interest and other non-operating expenses, net	0.4	0.4
Operating lease cost	Cost of goods sold	1.5	0.7
Operating lease cost	Selling, general and administrative expenses	18.4	16.7
Short-term lease cost	Selling, general and administrative expenses	0.5	0.5
Variable lease cost	Selling, general and administrative expenses	0.2	0.2
Sublease income	Selling, general and administrative expenses	(0.3)	(0.3)
Total lease cost		$23.7	$20.8

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
Other Information	April 3, 2022	April 4, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$0.4	$0.4
Operating cash flows from operating leases	$19.3	$16.9
Financing cash flows from finance leases	$2.9	$2.4
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$1.9	$2.0
Operating leases	$26.0	$12.5

The aggregate future lease payments for operating and finance leases as of April 3, 2022 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2022 (remainder)	$52.5	$9.5
2023	69.5	12.2
2024	58.3	11.0
2025	46.9	8.0
2026	35.3	5.2
2027	25.2	1.8
Thereafter	86.4	0.2
Total lease payments	374.1	47.9
Less: interest	58.8	3.4
Present value of lease liabilities	$315.3	$44.5

Average lease terms and discount rates were as follows:

Lease Term and Discount Rate	April 3, 2022
Weighted-average remaining lease term:
Finance leases	4.2 years
Operating leases	6.8 years
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	4.7%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $4.4 million for the three months ended April 3, 2022, and $3.3 million for the three months ended April 4, 2021.

The Company’s Omnibus Equity Incentive Plan (the “2016 Plan”), which became effective on April 28, 2016, provided for the grant of awards in the form of stock options that may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights (“SARs”); dividend equivalents; deferred stock units (“DSUs”); or other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”), which commenced in May 2014 and terminated upon adoption of the 2016 Plan. However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan.

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares of which 1,897,382 remain available as of April 3, 2022.

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

A summary of stock-based compensation activities during the three months ended April 3, 2022 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of January 2, 2022	1,193.3	186.6	45.5	60.5
Granted	65.8	72.5	0.1	20.6
Exercised/Vested/Settled	(95.5)	(60.4)	—	—
Expired or forfeited	(2.6)	(2.5)	—	(0.2)
Outstanding as of April 3, 2022	1,161.0	196.2	45.6	80.9

The weighted average grant date fair value of awards granted during the three months ended April 3, 2022 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$57.47
RSUs	$179.71
DSUs	$161.69
PSUs	$179.40

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended
	April 3, 2022	April 4, 2021
Stock options	$0.9	$1.1
RSUs	2.1	1.5
DSUs	0.1	0.1
PSUs	0.6	0.4
Total stock-based compensation	$3.7	$3.1

A summary of unrecognized stock-based compensation expense as of April 3, 2022 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$8.3	2.9 years
RSUs	$27.0	3.2 years
DSUs	$0.1	0.8 years
PSUs	$5.7	2.3 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	April 3, 2022	January 2, 2022
ABL facility	$162.7	$—
Term loans	254.8	255.4
Hybrid debt instruments	4.4	4.8
Total gross long-term debt	421.9	260.2
Less: unamortized debt issuance costs and discounts on debt	(4.7)	(5.0)
Total debt	$417.2	$255.2
Less: current portion	(4.0)	(4.0)
Total long-term debt	$413.2	$251.2

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $198.4 million and $364.1 million as of April 3, 2022 and January 2, 2022, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rate on outstanding balances under the ABL Facility was 3.75% as of April 3, 2022. There were no outstanding balances under the ABL Facility as of January 2, 2022. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of April 3, 2022 and January 2, 2022.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of April 3, 2022, the Company was in compliance with all of the ABL Facility covenants.

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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 2.50% at April 3, 2022.
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
The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of April 3, 2022, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.
During the three months ended April 3, 2022, the Company incurred total interest expense of $4.3 million. Of these totals, $3.6 million related to interest on the ABL Facility and the term loans. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million for the three months ended April 3, 2022. The remaining $0.4 million of interest expense is primarily related to interest attributable to finance leases for the three months ended April 3, 2022.
During the three months ended April 4, 2021, the Company incurred total interest expense of $5.5 million. Of this total, $3.9 million related to interest on the ABL Facility and the term loans. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Fifth Amendment, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the three months ended April 4, 2021, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $0.4 million for the three months ended April 4, 2021. The remaining $0.4 million of interest expense primarily related to interest attributable to finance leases for the three months ended April 4, 2021.

Hybrid Debt Instruments

As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets during the first quarter of 2021. As of April 3, 2022, approximately $1.5 million was classified as Long-term debt, current portion and approximately $2.9 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10.     Income Taxes

The Company’s effective tax rate was approximately 12.5% for the three months ended April 3, 2022 and approximately (51.0)% for the three months ended April 4, 2021. The increase in the effective rate was due primarily to an increase in Income before taxes, partially offset by an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $5.0 million for the three months ended April 3, 2022, and $3.7 million for the three months ended April 4, 2021. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended April 3, 2022 and April 4, 2021, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.     Commitments and Contingencies

Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of April 3, 2022 and January 2, 2022, respectively. As part of the CD&R Acquisition, Deere & Company agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of $1.5 million and $1.5 million as of April 3, 2022 and January 2, 2022, respectively.

Letters of credit: As of April 3, 2022 and January 2, 2022, outstanding letters of credit were $13.9 million and $10.9 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021
Shares used in the computation of basic earnings per share	44,935,765	44,381,174
Effect of dilutive securities:
Stock options	811,922	1,180,762
RSUs and PSUs	96,833	84,596
DSUs	6,082	8,639
Shares used in the computation of diluted earnings per share	45,850,602	45,655,171

The diluted earnings per common share calculation for the three months ended April 3, 2022 and April 4, 2021 excluded the effect of 151,642 and 81,766 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

Note 13. Subsequent Events

On April 22, 2022, the Company acquired the assets and assumed the liabilities of RTSB Enterprises, Inc., doing business as Bellstone Masonry Supply (“Bellstone”). With one location in Fort Worth, Texas, Bellstone is a wholesale distributor of hardscapes and landscape supplies to landscape professionals.

On April 28, 2022, the Company acquired the assets and assumed the liabilities of Preferred Seed Company, Inc. (“Preferred Seed”). With one location in Buffalo, New York, Preferred Seed is a wholesale distributor of seed and agronomic products to landscape professionals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Special Note Regarding Forward-Looking Statements and Information” and the section entitled “Risk Factors” included herein and in the Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of April 3, 2022, we had over 600 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 135,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends

Although our operations are focused in the United States and Canada with no locations in or direct exposure to Russia and Ukraine, we are monitoring the geopolitical situation following Russia’s invasion of Ukraine. We may experience shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material negative impact on our business, financial condition, or result of operations. However, the full impact of the conflict on our business operations and financial performance remains uncertain and will depend largely on the nature and duration of uncertain and unpredictable events, such as the severity and duration of further military action and its impact on regional and global economic conditions. See Part II, Item 1A. - “Risk Factors” below.

Despite rapid product cost inflation, certain supply shortages, ongoing freight and labor constraints, and overall economic uncertainty, we continue to experience a high demand for our products due primarily to the stay-at-home trends associated with the remote work environment and COVID-19. As consumers spend more time at home, they are upgrading their backyards and patios and investing in their outdoor living spaces. Homeowners are spending more on maintaining their yards, which has increased demand for agronomic products. The stay-at-home trend has also driven strong growth in the new construction end market, which has resulted in increased demand for landscaping products. We achieved Net sales growth of 24% and Organic Daily Sales growth was 17% for the three months ended April 3, 2022.

During the three months ended April 3, 2022, significant price increases continued to impact the products we purchase and sell to our customers. To date, we have successfully mitigated the effects of product cost inflation by working with our suppliers and customers to pass through the cost increases that have occurred in the market. As a result, price inflation contributed approximately 20% to our Organic Daily Sales growth in the three months ended April 3, 2022. Due to ongoing product constraints, rising manufacturer input costs, and continued solid demand, we expect inflation to remain elevated for most of the 2022 Fiscal Year.

We continued to experience negative impacts from broad-based supply chain disruptions during the three months ended April 3, 2022. To date, such impacts have been minimized mainly through our ongoing supply chain initiatives, as discussed further below in “Strategic Initiatives”. We have benefited from strategic inventory purchases resulting in increased safety stock which has allowed us to largely satisfy customer demand when products are not immediately available from our suppliers. In addition, rising fuel costs are further challenging the economic environment within our industry. To date, we have executed on our freight and logistical initiatives which have allowed us to better manage disruptions and mitigate challenges in the shipping and trucking markets. These actions and the effective management of price inflation described above helped drive gross margin expansion of 240 basis points to 33.4% during the three months ended April 3, 2022.

As of the start of the 2022 Fiscal Year, we are operational in four distribution center facilities across the United States that have expanded our supply chain capabilities. These distribution centers are located in Hutchins, Texas (338,000 square feet), Palmetto, Georgia (335,000 square feet), Carlisle, Pennsylvania (201,000 square feet), and Colton, California (179,000 square feet). While we expect supply chain disruptions to continue, we believe we can significantly minimize the impact on our customers and our business operations through the execution of our supply initiatives.

As we continue to navigate the challenges discussed above, we remain confident in our ability to execute our commercial and operational initiatives to meet our customer’s needs and drive further improvements in our business.

Impact of COVID-19 on Our Business

As a result of the ongoing COVID-19 global pandemic, we continue to keep the safety of our associates, customers, and suppliers as a top priority while striving to deliver quality products and exceptional service to our customers and communities. We continue to monitor developments and follow appropriate recommendations from health and government authorities while proactively implementing safe behaviors, minimizing potential exposures, and facilitating safe and healthy environments in our branches and other facilities.

Although we have experienced operational and other challenges to date, there has been no material adverse impact as a result of the pandemic on our results of operations during the three months ended April 3, 2022. While we have not experienced significant disruptions in our operations during the first quarter of 2022, risks of future negative impacts due to transportation, logistical, or supply constraints and higher commodity costs for certain products remain present. We are continuing to address these challenges on our operations.

Uncertainty remains regarding the full impact and duration of the COVID-19 pandemic, including, the impact of new strains and variants of the coronavirus and the pandemic’s impact on the U.S. and global economies and supply chains. We will continue to monitor the ongoing COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, or local authorities or that we determine are in the best interests of our associates, customers, suppliers, and shareholders.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. The fiscal year ending January 1, 2023 and January 2, 2022 both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended April 3, 2022 and April 4, 2021 both include 13 weeks.
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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. As of April 3, 2022, we completed the following acquisitions since the start of the 2021 fiscal year:
•In March 2022, we acquired all of the outstanding stock of J K Enterprise, Inc., Culpeper Recycling Hauling LLC, Culpeper Recycling Transport LLC, Gateway Home & Garden Center, LLC, JK Enterprise Landscape Supply, Limited Liability Company, Madera Farm Transport, LLC, Saunders LS, LLC, and Tilden Farm Nursery, LLC, and also acquired the assets of Metro Landscape Supply, Limited and Culpeper Recycling, LLC (collectively, “JK Enterprise”). With six locations in Northern Virginia and one location in Maryland, JK Enterprise is a wholesale distributor of bulk and bagged mulches and soil, hardscapes, and nursery products to landscape professionals.
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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended April 3, 2022 and April 4, 2021.

	Consolidated Statements of Operations
	Three Months Ended
(In millions, except percentages)	April 3, 2022		April 4, 2021
Net sales	$805.3	100.0%	$650.2	100.0%
Cost of goods sold	536.1	66.6%	448.7	69.0%
Gross profit	269.2	33.4%	201.5	31.0%
Selling, general and administrative expenses	230.5	28.6%	192.3	29.6%
Other income	2.5	0.3%	1.2	0.2%
Operating income	41.2	5.1%	10.4	1.6%
Interest and other non-operating expenses, net	4.3	0.5%	5.5	0.8%
Income tax (benefit) expense	4.6	0.6%	(2.5)	(0.4)%
Net income	$32.3	4.0%	$7.4	1.1%
Net sales
Net sales increased 24% to $805.3 million for the three months ended April 3, 2022 as compared to $650.2 million for the three months ended April 4, 2021 due to continued investment in outdoor living spaces as consumers spent more time at home, price inflation from rising product costs, and contributions from acquisitions. Organic Daily Sales increased 17% in the first quarter of 2022 as a result of continued demand for landscape supplies and price inflation in response to rising product costs. Price inflation contributed approximately 20% to Organic Daily Sales growth. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 20% due to price inflation and strong demand from both the new construction and repair and remodel end markets. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 10% due to the stay-at-home trend and price inflation, partially offset by a slower start to the spring season and reduced sales through the retail home center channel. Acquisitions contributed $43.4 million, or 7%, to the Net sales growth for the first quarter of 2022.
Cost of goods sold
Cost of goods sold increased 19% to $536.1 million for the three months ended April 3, 2022 compared to $448.7 million for the three months ended April 4, 2021. The increase in Cost of goods sold was primarily attributable to acquisitions and product cost inflation.
Gross profit and gross margin
Gross profit increased 34% to $269.2 million for the three months ended April 3, 2022 compared to $201.5 million for the three months ended April 4, 2021. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin increased 240 basis points to 33.4% in the first quarter of 2022 as compared to 31.0% in the first quarter of 2021. The increase in gross margin reflects price realization and the benefit of supply chain initiatives, including strategic inventory purchases ahead of supplier cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 20% to $230.5 million for the three months ended April 3, 2022 compared to $192.3 million for the three months ended April 4, 2021. The increase in SG&A was primarily due to the additional operating expenses supporting our sales growth as well as contributions from acquisitions. SG&A as a percentage of Net sales decreased 100 basis points to 28.6% for the three months ended April 3, 2022 compared to 29.6% for the three months ended April 4, 2021 due to operating leverage resulting from our strong organic sales growth and effective cost management. Depreciation and amortization expense increased $2.3 million to $21.7 million for the three months ended April 3, 2022 compared to $19.4 million for the three months ended April 4, 2021. The increase in depreciation and amortization was primarily as a result of our acquisitions.

Interest and other non-operating expenses, net

Interest and other non-operating expenses, net decreased $1.2 million to $4.3 million for the three months ended April 3, 2022 compared to $5.5 million for three months ended April 4, 2021. The decrease in interest expense primarily is due to the loss on the extinguishment of debt in the first quarter of 2021 and a lower average interest rate during the first three months of 2022 compared to the same period of 2021.
Income tax (benefit) expense
Income tax expense was $4.6 million for the three months ended April 3, 2022 compared to Income tax (benefit) of $2.5 million for the three months ended April 4, 2021. The effective tax rate was 12.5% for the three months ended April 3, 2022 compared to (51.0)% for the three months ended April 4, 2021. The increase in the effective rate was due primarily to an increase in Income before taxes, partially offset by an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $5.0 million were recognized for the three months ended April 3, 2022 compared to $3.7 million for the three months ended April 4, 2021.
Net income
Net income increased $24.9 million to $32.3 million for the three months ended April 3, 2022 compared to $7.4 million for the three months ended April 4, 2021. The increase in Net income was primarily due to strong sales growth, gross margin improvement, and SG&A leverage.

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

(In millions, except per share information and percentages)
	2022	2021				2020
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Net sales	$805.3	$805.2	$936.4	$1,083.9	$650.2	$675.1	$751.9	$817.7
Cost of goods sold	536.1	522.8	595.9	695.7	448.7	452.8	501.8	531.6
Gross profit	269.2	282.4	340.5	388.2	201.5	222.3	250.1	286.1
Selling, general and administrative expenses	230.5	247.2	235.3	225.8	192.3	202.8	183.3	175.0
Other (income) expense, net	(2.5)	(0.1)	1.8	(2.2)	(1.2)	(2.7)	(1.8)	(1.2)
Operating income	41.2	35.3	103.4	164.6	10.4	22.2	68.6	112.3
Interest and other non-operating expenses, net	4.3	5.1	4.3	4.3	5.5	9.1	6.6	7.6
Income tax (benefit) expense	4.6	2.7	19.1	36.8	(2.5)	1.6	13.8	25.6
Net income	$32.3	$27.5	$80.0	$123.5	$7.4	$11.5	$48.2	$79.1
Net income per common share:
Basic	$0.72	$0.61	$1.79	$2.77	$0.17	$0.26	$1.11	$1.89
Diluted	$0.70	$0.60	$1.74	$2.70	$0.16	$0.25	$1.08	$1.83
Adjusted EBITDA(a)	$67.8	$61.8	$128.2	$190.6	$34.5	$43.9	$87.8	$132.1
Net sales as a percentage of annual Net sales		23.2%	26.9%	31.2%	18.7%	25.0%	27.8%	30.2%
Gross profit as a percentage of annual Gross profit		23.3%	28.1%	32.0%	16.6%	24.7%	27.8%	31.7%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		14.9%	30.9%	45.9%	8.3%	16.9%	33.7%	50.8%
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (in millions):

	2022	2021				2020
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported Net income	$32.3	$27.5	$80.0	$123.5	$7.4	$11.5	$48.2	$79.1
Income tax (benefit) expense	4.6	2.7	19.1	36.8	(2.5)	1.6	13.8	25.6
Interest expense, net	4.3	5.1	4.3	4.3	5.5	9.1	6.6	7.6
Depreciation and amortization	21.7	22.3	21.0	20.3	19.4	18.2	16.3	16.4
EBITDA	62.9	57.6	124.4	184.9	29.8	40.4	84.9	128.7
Stock-based compensation(a)	3.7	3.1	3.5	4.6	3.1	2.7	2.6	2.8
(Gain) loss on sale of assets(b)	(0.1)	0.2	(0.2)	(0.2)	0.1	(0.2)	(0.4)	0.1
Financing fees(c)	—	—	—	—	0.7	—	—	—
Acquisitions and other adjustments(d)	1.3	0.9	0.5	1.3	0.8	1.0	0.7	0.5
Adjusted EBITDA(e)	$67.8	$61.8	$128.2	$190.6	$34.5	$43.9	$87.8	$132.1
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2022	2021
	Qtr 1	Qtr 1
Reported Net sales	$805.3	$650.2
Organic Sales(a)	760.1	648.4
Acquisition contribution(b)	45.2	1.8
Selling Days	65	65
Organic Daily Sales	$11.7	$10.0
_____________________________________
(a)    Organic Sales equal Net sales less Net sales from branches acquired in 2021 and 2022.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2022 Fiscal Year. Includes Net sales from branches acquired in 2021 and 2022.

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
Our borrowing base capacity under the ABL Facility was $198.4 million as of April 3, 2022, after giving effect to $162.7 million of revolving credit loans under the ABL Facility. There were no revolving credit loans outstanding and our borrowing base capacity under the ABL Facility was $364.1 million as of January 2, 2022. As of April 3, 2022, we had total cash and cash equivalents of $45.1 million, total gross long-term debt of $421.9 million, and total finance lease obligations (excluding interest) of $44.5 million.
Working capital was $788.4 million as of April 3, 2022, an increase of $172.5 million compared to $615.9 million as of January 2, 2022. The change in working capital was primarily attributable to the seasonality of our business.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of April 3, 2022 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$421.9	$4.0	$417.9
Interest on long-term debt	$52.0	$14.2	$37.8
Our gross long-term debt balance increased $161.7 million since January 2, 2022. This increase was primarily attributable to funding the seasonal increase in our working capital. We have current maturities on our long-term debt of $4.0 million, which includes $2.5 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of April 3, 2022 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of April 3, 2022. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loans and the ABL Facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Three Months Ended
Net cash provided by (used in):	April 3, 2022	April 4, 2021
Operating activities	$(118.3)	$(45.5)
Investing activities	$(41.0)	$(46.3)
Financing activities	$150.6	$68.9
Cash flow used in operating activities

Net cash used in operating activities for the three months ended April 3, 2022 was $118.3 million compared to $45.5 million for the three months ended April 4, 2021. The increase was primarily due to a larger seasonal inventory build reflecting supply chain uncertainly, cost inflation, and strategic purchases ahead of price increases from our suppliers.

Cash flow used in investing activities

Net cash used in investing activities was $41.0 million for the three months ended April 3, 2022 compared to $46.3 million for the three months ended April 4, 2021. The decrease reflects lower acquisition investments during the first three months of 2022 compared to the same period of 2021. Capital expenditures were $7.5 million for the first three months of 2022 compared to $7.2 million for the first three months of 2021 due to increased investment in material handling equipment used in our branches.

Cash flow provided by financing activities

Net cash provided by financing activities was $150.6 million for the three months ended April 3, 2022 compared to $68.9 million for the three months ended April 4, 2021. The increase primarily reflects higher borrowings to fund the seasonal increase in working capital.

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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance was 2.50% as of April 3, 2022.
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
ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an ABL Facility in the amount of up to $375.0 million with a maturity date of February 1, 2024. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rate on outstanding balances under the ABL Facility was 3.75% as of April 3, 2022. There were no outstanding balances under the ABL Facility as of January 2, 2022. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of April 3, 2022 and January 2, 2022.

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
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. We are party to a forward-starting interest rate swap contract and interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the term loans. During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended.
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
As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets. As of April 3, 2022, approximately $1.5 million was classified as Long-term debt, current portion and approximately $2.9 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets. For additional information, refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements.
Critical Accounting Estimates
The accounting estimates that we believe to be most sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations are: inventory valuation, acquisitions, and goodwill. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 for additional detail and discussion of these critical accounting estimates. There have been no material changes to our critical accounting estimates as described in our most recent Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, except as follows:

Inflation could cause our Cost of goods sold and operating costs to grow more rapidly than Net sales, which could result in lower Gross profit and gross margin as well as lower Net income.

Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could potentially cause us to be unable to manage our Cost of goods sold and operating costs in a way that would enable us to leverage our Net sales growth into higher Net income. For example, Russia’s invasion of Ukraine and other geopolitical conflicts, as well as the related international response, has and may continue to worsen inflationary pressures, including causing increases in fuel and other energy costs. In addition, our inability to pass on such increases in costs to customers in a timely manner, or at all, could cause our Cost of goods sold and operating costs to grow, which could result in lower Gross profit and gross margin as well as lower Net income.

Item 6. Exhibits.

Exhibit Number	Description

10.1†

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2022 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	May 4, 2022	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)