Form 10-Q
period 2022-07-03
SiteOne Landscape Supply, Inc.
filed 2022-08-03
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of July 29, 2022
Common Stock, $0.01 par value per share	45,033,535

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
•increases in interest rates;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	July 3, 2022	January 2, 2022
Current assets:
Cash and cash equivalents	$50.1	$53.7
Accounts receivable, net of allowance for doubtful accounts of $15.9 and $13.5, respectively	527.1	393.8
Inventory, net	864.9	636.6
Income tax receivable	—	3.3
Prepaid expenses and other current assets	56.4	41.4
Total current assets	1,498.5	1,128.8

Property and equipment, net (Note 5)	170.0	151.5
Operating lease right-of-use assets, net (Note 7)	302.7	298.5
Goodwill (Note 6)	360.9	311.1
Intangible assets, net (Note 6)	248.1	213.9
Deferred tax assets	2.4	3.2
Other assets	11.7	9.1
Total assets	$2,594.3	$2,116.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$342.4	$254.5
Current portion of finance leases (Note 7)	11.9	11.0
Current portion of operating leases (Note 7)	65.0	62.1
Accrued compensation	63.9	99.3
Long-term debt, current portion (Note 9)	4.0	4.0
Income tax payable	35.0	—
Accrued liabilities	91.2	82.0
Total current liabilities	613.4	512.9

Other long-term liabilities	11.1	10.6
Finance leases, less current portion (Note 7)	34.7	34.4
Operating leases, less current portion (Note 7)	246.2	244.2
Deferred tax liabilities	9.5	5.1
Long-term debt, less current portion (Note 9)	435.8	251.2
Total liabilities	1,350.7	1,058.4

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,031,637 and 44,788,385 shares issued, and 45,010,726 and 44,767,474 shares outstanding at July 3, 2022 and January 2, 2022, respectively	0.5	0.4
Additional paid-in capital	567.2	562.0
Retained earnings	670.5	497.5
Accumulated other comprehensive income (loss)	5.4	(2.2)
Total stockholders' equity	1,243.6	1,057.7
Total liabilities and stockholders' equity	$2,594.3	$2,116.1
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$1,216.6	$1,083.9	$2,021.9	$1,734.1
Cost of goods sold	755.5	695.7	1,291.6	1,144.4
Gross profit	461.1	388.2	730.3	589.7

Selling, general and administrative expenses	272.7	225.8	503.2	418.1
Other income	1.7	2.2	4.2	3.4
Operating income	190.1	164.6	231.3	175.0

Interest and other non-operating expenses, net	4.6	4.3	8.9	9.8
Income before taxes	185.5	160.3	222.4	165.2
Income tax expense	44.8	36.8	49.4	34.3
Net income	$140.7	$123.5	$173.0	$130.9

Net income per common share:
Basic	$3.12	$2.77	$3.85	$2.95
Diluted	$3.07	$2.70	$3.78	$2.86
Weighted average number of common shares outstanding:
Basic	45,034,633	44,508,725	44,985,199	44,444,950
Diluted	45,779,173	45,789,261	45,814,054	45,720,629
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income	$140.7	$123.5	$173.0	$130.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.7)	0.3	(1.1)	0.5
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $(0.4), $—, $(3.0), and $(0.3), respectively	1.1	—	8.7	0.9
Total other comprehensive income (loss)	(0.6)	0.3	7.6	1.4
Comprehensive income	$140.1	$123.8	$180.6	$132.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 2, 2022	44,767.5	$0.4	$562.0	$497.5	$(2.2)	$1,057.7
Net income	—	—	—	32.3	—	32.3
Other comprehensive income	—	—	—	—	8.2	8.2
Issuance of common shares under stock-based compensation plan	134.1	—	(2.7)	—	—	(2.7)
Stock-based compensation	—	—	3.7	—	—	3.7
Balance at April 3, 2022	44,901.6	$0.4	$563.0	$529.8	$6.0	$1,099.2
Net income	—	—	—	140.7	—	140.7
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Issuance of common shares under stock-based compensation plan	109.1	0.1	(1.6)	—	—	(1.5)
Stock-based compensation	—	—	5.8	—	—	5.8
Balance at July 3, 2022	45,010.7	$0.5	$567.2	$670.5	$5.4	$1,243.6

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 3, 2021	44,279.5	$0.4	$541.8	$259.1	$(6.3)	$795.0
Net income	—	—	—	7.4	—	7.4
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of common shares under stock-based compensation plan	114.2	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	3.1	—	—	3.1
Balance at April 4, 2021	44,393.7	$0.4	$543.8	$266.5	$(5.2)	$805.5
Net income	—	—	—	123.5	—	123.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of common shares under stock-based compensation plan	123.2	—	2.7	—	—	2.7
Stock-based compensation	—	—	4.6	—	—	4.6
Balance at July 4, 2021	44,516.9	$0.4	$551.1	$390.0	$(4.9)	$936.6
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash Flows from Operating Activities:
Net income	$173.0	$130.9
Adjustments to reconcile Net income to net cash (used in) provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	21.1	16.9
Stock-based compensation	9.5	7.7
Amortization of software and intangible assets	23.7	22.8
Amortization of debt related costs	0.6	0.7
Loss on extinguishment of debt	—	0.8
Gain on sale of equipment	(0.3)	(0.1)
Other	0.6	(1.0)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(122.5)	(117.3)
Inventory	(215.2)	(145.6)
Income tax receivable	3.3	6.8
Prepaid expenses and other assets	(9.1)	(4.1)
Accounts payable	80.8	134.8
Income tax payable	34.6	28.8
Accrued expenses and other liabilities	(23.7)	10.1
Net Cash (Used In) Provided By Operating Activities	$(23.6)	$92.2

Cash Flows from Investing Activities:
Purchases of property and equipment	(16.6)	(16.6)
Purchases of intangible assets	(7.2)	(3.7)
Acquisitions, net of cash acquired	(122.0)	(63.0)
Proceeds from the sale of property and equipment	1.1	1.3
Net Cash Used In Investing Activities	$(144.7)	$(82.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	2.3	4.7
Borrowings under term loan	—	325.0
Repayments under term loan	(1.3)	(269.8)
Borrowings on asset-based credit facility	319.8	161.9
Repayments on asset-based credit facility	(133.8)	(161.9)
Payments of debt issuance costs	—	(2.4)
Payments on finance lease obligations	(5.8)	(5.0)
Payments of acquisition related contingent obligations	(8.9)	(6.8)
Other financing activities	(7.4)	(3.8)
Net Cash Provided By Financing Activities	$164.9	$41.9

Effect of exchange rate on cash	(0.2)	0.5
Net change In cash	(3.6)	52.6

Cash and cash equivalents:
Beginning	53.7	55.2
Ending	$50.1	$107.8

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$6.8	$9.1
Cash paid during the year for income taxes	$13.7	$1.0
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than five percent of sales and less than four percent of total assets in Canada for all periods presented. As of July 3, 2022, the Company had over 620 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

COVID-19 Pandemic

As a result of the ongoing novel coronavirus (or “COVID-19”) pandemic, the Company could experience impacts including, but not limited to, charges from potential adjustments of the carrying amounts of receivables and inventory, goodwill and other asset impairment charges, or deferred tax valuation allowances. There has been no material adverse impact to the Company’s consolidated financial statements for the three and six months ended July 3, 2022; however, the extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, including the emergence of variant strains of the virus, the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates, and the remedial actions and stimulus measures adopted by local, state, and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes of $12.2 million during the fiscal year ended January 3, 2021, which are required to be paid over two years, with 50% to be paid by December 31, 2021 and the remainder by December 31, 2022. During the fiscal year ended January 2, 2022, the Company paid $6.1 million of the previously deferred employer payroll taxes. As of July 3, 2022, the Company had $6.1 million of qualifying employer payroll taxes included in Accrued compensation in its Consolidated Balance Sheets.

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal year ending January 1, 2023 and January 2, 2022 both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended July 3, 2022 and July 4, 2021 both include 13 weeks. The six months ended July 3, 2022 and July 4, 2021 both include 26 weeks.

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

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Landscaping products(a)	$948.3	$836.2	$1,536.0	$1,288.6
Agronomic and other products(b)	268.3	247.7	485.9	445.5
	$1,216.6	$1,083.9	$2,021.9	$1,734.1
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

As of July 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.8 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of July 3, 2022 and January 2, 2022, contract liabilities were $10.8 million and $8.8 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the six months ended July 3, 2022 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $3.3 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of $125.8 million and $63.2 million and deferred contingent consideration of $8.2 million and $4.8 million for the six months ended July 3, 2022 and July 4, 2021, respectively.
•In July 2022, the Company acquired all of the outstanding stock of A&A Stepping Stone Manufacturing, Inc. (“A&A Stepping Stone”). With four locations in Sacramento, California, A&A Stepping Stone is a wholesale distributor of hardscapes and landscape supplies to landscape professionals.
•In June 2022, the Company acquired the assets and assumed the liabilities of Prescott Dirt, LLC (“Prescott Dirt”). With two locations in Prescott and Prescott Valley, Arizona, Prescott Dirt is a wholesale distributor of landscape supplies to landscape professionals.
•In June 2022, the Company acquired the assets and assumed the liabilities of Yard Works, LLC (“Yard Works”). With 13 locations in Central Virginia, Yard Works is a wholesale distributor of bulk landscape supplies to landscape professionals.
•In June 2022, the Company acquired the assets and assumed the liabilities of Across the Pond, Inc. (“Across the Pond”). With one location in Huntsville, Alabama, Across the Pond is a wholesale distributor of hardscapes and bulk landscape supplies to landscape professionals.
•In April 2022, the Company acquired the assets and assumed the liabilities of Preferred Seed Company, Inc. (“Preferred Seed”). With one location in Buffalo, New York, Preferred Seed is a wholesale distributor of seed and agronomic products to landscape professionals.
•In April 2022, the Company acquired the assets and assumed the liabilities of RTSB Enterprises, Inc., doing business as Bellstone Masonry Supply (“Bellstone”). With one location in Fort Worth, Texas, Bellstone is a wholesale distributor of hardscapes and landscape supplies to landscape professionals.
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
On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 were amended and restructured as new agreements designated by the Company as Interest rate swaps 7, 8, and 9 with the same counterparties. Each of these amended Interest rate swap agreements blended the liability positions of the Forward-starting interest rate swaps into the Interest rate swaps and extended the term of the hedged positions to mature on March 23, 2025. The Interest rate swaps are indexed to three-month LIBOR and net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR (subject to a floor of 0.50%) as applied to the notional amounts of each Interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the Interest rate swap arrangements, Interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s hybrid debt instruments.

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
The following table provides additional details regarding the swap contracts designated as hedging instruments as of July 3, 2022:

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

The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following tables summarize the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of July 3, 2022 and January 2, 2022 (in millions):

	Derivative Assets
	July 3, 2022		January 2, 2022
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$4.5	Prepaid expenses and other current assets	$—
	Other assets	6.4	Other assets	2.5
Total derivative assets		$10.9		$2.5

	Derivative Liabilities
	July 3, 2022		January 2, 2022
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued liabilities	$—	Accrued liabilities	$1.2
	Other long-term liabilities	—	Other long-term liabilities	0.6
Total derivative liabilities		$—		$1.8

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

For the three and six months ended July 3, 2022 and July 4, 2021, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $2.1 million as of July 3, 2022. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The tables below detail pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and six months ended July 3, 2022 and July 4, 2021 (in millions):

	Three Months Ended
	July 3, 2022			July 4, 2021
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$0.6	Interest and other non-operating expenses, net	$(0.1)	$(2.2)	Interest and other non-operating expenses, net	$(0.4)

	Six Months Ended
	July 3, 2022			July 4, 2021
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$9.7	Interest and other non-operating expenses, net	$(0.5)	$(1.0)	Interest and other non-operating expenses, net	$(1.3)

The tables below detail gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the three and six months ended July 3, 2022 and July 4, 2021 (in millions):

		Three Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Interest rate contracts	Interest and other non-operating expenses, net	$(0.8)	$(0.3)	$—	$(0.5)

		Six Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Interest rate contracts	Interest and other non-operating expenses, net	$(1.5)	$(0.9)	$—	$(0.1)

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	July 3, 2022	January 2, 2022
Land	$13.2	$12.2
Buildings and leasehold improvements:
Buildings	8.1	7.8
Leasehold improvements	41.8	39.5
Branch equipment	101.1	81.0
Office furniture and fixtures and vehicles:
Office furniture and fixtures	28.2	25.5
Vehicles	37.7	33.6
Finance lease right-of-use assets	84.4	77.5
Tooling	0.2	0.1
Construction in progress	7.1	7.3
Total property and equipment, gross	321.8	284.5
Less: accumulated depreciation and amortization	151.8	133.0
Total property and equipment, net	$170.0	$151.5

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $11.1 million and $21.1 million for the three and six months ended July 3, 2022, and $8.4 million and $16.9 million for the three and six months ended July 4, 2021, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at July 3, 2022 and January 2, 2022 were $13.1 million and $12.8 million, less accumulated amortization of $11.9 million and $11.1 million, respectively. Amortization of these software costs was $0.4 million and $0.4 million for the three months ended July 3, 2022 and July 4, 2021, and $0.8 million and $0.8 million for the six months ended July 3, 2022 and July 4, 2021, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

January 2, 2022
to July 3, 2022
Beginning balance	$311.1
Goodwill acquired during the period(a)	50.3
Goodwill adjusted during the period	(0.5)
Ending balance	$360.9
______________
(a)    Additions to goodwill during the six months ended July 3, 2022 related to the acquisitions completed in 2022 as described in Note 3.

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
During the six months ended July 3, 2022, the Company recorded $57.1 million of intangible assets, including $50.0 million in Customer relationship intangibles and $7.1 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $49.2 million and $5.8 million, respectively, as a result of the acquisitions completed in 2022 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles were $0.8 million and $1.3 million, respectively.
During the six months ended July 4, 2021, the Company recorded $35.8 million of intangible assets, including $32.2 million in Customer relationship intangibles and $3.6 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $31.7 million and $3.6 million, respectively, as a result of the acquisitions completed in 2021 as described in Note 3. Adjustments to purchase price allocations related to prior year acquisitions during the allowable measurement period of Customer relationship intangibles and Trademarks and other intangibles were $0.5 million and zero, respectively.

The Customer relationship intangible assets will be amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets recorded will be amortized over a weighted-average period of approximately five years.
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		July 3, 2022			January 2, 2022
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.3 years	$444.8	$217.5	$227.3	$394.8	$197.3	$197.5
Trademarks and other	3.8 years	39.3	18.5	20.8	34.1	17.7	16.4
Total intangibles		$484.1	$236.0	$248.1	$428.9	$215.0	$213.9

Amortization expense for intangible assets was $11.6 million and $22.9 million for the three and six months ended July 3, 2022, and $11.5 million and $22.0 million for the three and six months ended July 4, 2021, respectively.

Total future amortization estimated as of July 3, 2022 is as follows (in millions):

Fiscal year ending:
2022 (remainder)	$25.7
2023	44.1
2024	35.9
2025	29.3
2026	23.8
Thereafter	89.3
Total future amortization	$248.1

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Classification	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$3.0	$2.6	$6.0	$5.2
Interest on lease liabilities	Interest and other non-operating expenses, net	0.4	0.3	0.8	0.7
Operating lease cost	Cost of goods sold	1.5	0.9	3.0	1.6
Operating lease cost	Selling, general and administrative expenses	18.7	18.0	37.1	34.7
Short-term lease cost	Selling, general and administrative expenses	0.5	0.3	1.0	0.8
Variable lease cost	Selling, general and administrative expenses	0.4	0.3	0.6	0.5
Sublease income	Selling, general and administrative expenses	(0.3)	(0.3)	(0.6)	(0.6)
Total lease cost		$24.2	$22.1	$47.9	$42.9

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
Other Information	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$0.4	$0.3	$0.8	$0.7
Operating cash flows from operating leases	$20.1	$18.6	$39.4	$35.5
Financing cash flows from finance leases	$2.9	$2.6	$5.8	$5.0
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$5.2	$3.0	$7.1	$5.0
Operating leases	$11.3	$21.1	$37.3	$33.6

The aggregate future lease payments for operating and finance leases as of July 3, 2022 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2022 (remainder)	$33.3	$6.8
2023	71.7	13.2
2024	60.5	12.0
2025	48.7	9.0
2026	37.0	6.2
2027	26.7	2.7
Thereafter	89.9	0.5
Total lease payments	367.8	50.4
Less: interest	56.6	3.8
Present value of lease liabilities	$311.2	$46.6

Weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	July 3, 2022
Weighted-average remaining lease term:
Finance leases	4.2 years
Operating leases	6.7 years
Weighted-average discount rate:
Finance leases	3.9%
Operating leases	4.6%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $3.8 million and $8.2 million for the three and six months ended July 3, 2022, and $3.0 million and $6.3 million for the three and six months ended July 4, 2021, respectively.

The Company’s Omnibus Equity Incentive Plan (the “2016 Plan”), which became effective on April 28, 2016, provided for the grant of awards in the form of stock options that may be either incentive stock options or non-qualified stock options; stock purchase rights; restricted stock; restricted stock units (“RSUs”); performance shares; performance stock units (“PSUs”); stock appreciation rights; dividend equivalents; deferred stock units (“DSUs”); or other stock-based awards. The Company also has outstanding stock-based awards under its stock incentive plan (“Stock Incentive Plan”), which commenced in May 2014 and terminated upon adoption of the 2016 Plan. However, awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan.

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares of which 1,889,170 remain available as of July 3, 2022.

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

A summary of stock-based compensation activities during the six months ended July 3, 2022 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of January 2, 2022	1,193.3	186.6	45.5	60.5
Granted(a)	65.8	78.0	6.1	46.8
Exercised/Vested/Settled(a)	(173.0)	(63.2)	—	(52.4)
Expired or forfeited	(5.2)	(5.5)	—	(0.5)
Outstanding as of July 3, 2022	1,080.9	195.9	51.6	54.4
______________
(a)    Includes 26.2 PSUs granted and settled during the six months ended July 3, 2022 at greater than 100% of their original grant amount.

The weighted average grant date fair value of awards granted during the six months ended July 3, 2022 was as follows:

Weighted Average Grant Date Fair Value
Stock options	$57.47
RSUs	$176.45
DSUs	$120.83
PSUs(a)	$146.06
______________
(a)    Includes the PSUs granted and settled during the six months ended July 3, 2022 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Stock options	$0.9	$1.0	$1.8	$2.1
RSUs	2.4	1.6	4.5	3.1
DSUs	0.5	0.3	0.6	0.4
PSUs	2.0	1.7	2.6	2.1
Total stock-based compensation	$5.8	$4.6	$9.5	$7.7

A summary of unrecognized stock-based compensation expense as of July 3, 2022 was as follows:

	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$7.4	2.7 years
RSUs	$24.9	3.0 years
DSUs	$0.9	1.8 years
PSUs	$5.2	2.0 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	July 3, 2022	January 2, 2022
ABL facility	$186.0	$—
Term loans	254.1	255.4
Hybrid debt instruments	4.1	4.8
Total gross long-term debt	444.2	260.2
Less: unamortized debt issuance costs and discounts on debt	(4.4)	(5.0)
Total debt	$439.8	$255.2
Less: current portion	(4.0)	(4.0)
Total long-term debt	$435.8	$251.2

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $375.0 million, subject to borrowing base availability. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $178.1 million and $364.1 million as of July 3, 2022 and January 2, 2022, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On February 1, 2019, the Company entered into the Sixth Amendment to the Credit Agreement, to among other things, (i) extend the termination date to February 1, 2024, (ii) increase the aggregate principal amount of the commitments under the ABL Credit Agreement to $375.0 million pursuant to an increase via use of the existing “incremental” commitment increase provisions of the ABL Credit Agreement, and (iii) amend certain terms of the ABL Credit Agreement and Guarantee and Collateral Agreement.

The interest rate on the ABL Facility is LIBOR plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rate on outstanding balances under the ABL Facility ranged from 2.62% to 5.25% as of July 3, 2022. There were no outstanding balances under the ABL Facility as of January 2, 2022. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of July 3, 2022 and January 2, 2022.

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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants consist of the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a payment condition. As of July 3, 2022, the Company was in compliance with all of the ABL Facility covenants.
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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 3.67% at July 3, 2022.
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

The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of July 3, 2022, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.
During the three and six months ended July 3, 2022, the Company incurred total interest expense of $4.6 million and $8.9 million, respectively. Of these totals, $3.9 million and $7.5 million related to interest on the ABL Facility and the term loans for the three and six months ended July 3, 2022, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million and $0.6 million for the three and six months ended July 3, 2022, respectively. The remaining $0.4 million and $0.8 million of interest expense is primarily related to interest attributable to finance leases for the three and six months ended July 3, 2022, respectively. Refer to “Note 13. Subsequent Events” for information regarding amendments to the existing Credit Agreement subsequent to July 3, 2022.
During the three and six months ended July 4, 2021, the Company incurred total interest expense of $4.3 million and $9.8 million, respectively. Of these totals, $3.7 million and $7.6 million related to interest on the ABL Facility and the term loans for the three and six months ended July 4, 2021, respectively. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Fifth Amendment, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the six months ended July 4, 2021, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $0.3 million and $0.7 million for the three and six months ended July 4, 2021, respectively. The remaining $0.3 million and $0.7 million of interest expense primarily related to interest attributable to finance leases for the three and six months ended July 4, 2021, respectively.
Hybrid Debt Instruments

As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets during the first quarter of 2021. As of July 3, 2022, approximately $1.5 million was classified as Long-term debt, current portion and approximately $2.6 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10.     Income Taxes

The Company’s effective tax rate was approximately 22.2% for the six months ended July 3, 2022 and approximately 20.8% for the six months ended July 4, 2021. The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $7.4 million for the six months ended July 3, 2022, and $8.5 million for the six months ended July 4, 2021. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended July 3, 2022 and July 4, 2021, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.     Commitments and Contingencies

Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of July 3, 2022 and January 2, 2022, respectively. As part of the CD&R Acquisition, Deere & Company agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other Assets against the liability as a result of these actions of $1.5 million and $1.5 million as of July 3, 2022 and January 2, 2022, respectively.

Letters of credit: As of July 3, 2022 and January 2, 2022, outstanding letters of credit were $10.9 million and $10.9 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Shares used in the computation of basic earnings per share	45,034,633	44,508,725	44,985,199	44,444,950
Effect of dilutive securities:
Stock options	635,974	1,109,000	723,948	1,144,881
RSUs and PSUs	96,983	164,217	96,908	124,406
DSUs	11,583	7,319	7,999	6,392
Shares used in the computation of diluted earnings per share	45,779,173	45,789,261	45,814,054	45,720,629

The diluted earnings per common share calculation for the three months ended July 3, 2022 and July 4, 2021 excluded the effect of 269,177 and 72,627 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the six months ended July 3, 2022 and July 4, 2021 excluded the anti-dilutive effect of 246,083 and 59,979 potential shares of common stock, respectively.

Note 13. Subsequent Events

On July 22, 2022, the Company, through its subsidiaries, entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”), by and among Landscape Holding and Landscape as borrowers (collectively, the “Borrowers”), JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Seventh Amendment amends and restates the Credit Agreement, dated as of December 23, 2013, among the Borrowers, the lenders and other financial institutions from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to July 22, 2022, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Seventh Amendment, the “Amended and Restated Credit Agreement”) in order to, among other things, (i) increase the aggregate principal amount of the commitments under the Existing Credit Agreement to $600.0 million, (ii) extend the final scheduled maturity of the revolving credit facility under the Existing Credit Agreement to July 22, 2027, (iii) establish an alternate rate of interest to the LIBOR rate under the Existing Credit Agreement, (iv) replace the Existing Agent as administrative and collateral agent with the New Agent, and (v) make such other changes to the Existing Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the initial borrowings under the Amended and Restated Credit Agreement on the closing date were used, among other things, (i) to repay in full the loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Seventh Amendment, (ii) to pay fees and expenses related to the Seventh Amendment and the Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.

Loans under the Amended and Restated Credit Agreement will bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on average daily excess availability under the Amended and Restated Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the Amended and Restated Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the Amended and Restated Credit Agreement.

On July 22, 2022, the Company acquired the assets and assumed the liabilities of River Valley Horticultural Products, Inc. and River Valley Equipment Rental and Sales, LLC (collectively, “River Valley”). With one location in Little Rock, Arkansas, River Valley is a wholesale distributor of nursery products, hardscapes, and landscape supplies to landscape professionals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Special Note Regarding Forward-Looking Statements and Information” included herein and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 2, 2022 and the Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2022.

Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of July 3, 2022, we had over 620 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 135,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends

Despite rapid product cost inflation, certain supply shortages, ongoing freight and labor constraints, and overall economic uncertainty, we continue to experience solid demand for our products due primarily to the stay-at-home trends associated with the remote work environment and COVID-19. As consumers spend more time at home, they are upgrading their backyards and patios and investing in their outdoor living spaces which has resulted in continued demand for landscaping and agronomic products. For the three and six months ended July 3, 2022, we achieved Net sales growth of 12% and 17%, respectively, while Organic Daily Sales grew 8% and 12%, respectively.

During the three and six months ended July 3, 2022, significant price increases continued to impact the products we purchase and sell to our customers. To date, we have successfully mitigated the effects of product cost inflation by working with our suppliers and customers to pass through the cost increases that have occurred in the market. Based upon year-over-year price increases in our highest selling SKUs, we estimate price inflation contributed approximately 19% and 20% to our Organic Daily Sales growth in the three and six months ended July 3, 2022, respectively. Due to ongoing product constraints, rising manufacturer input costs, and continued solid demand, we expect inflation to remain elevated for most of the 2022 Fiscal Year.

We continued to experience negative impacts from broad-based supply chain disruptions during the three and six months ended July 3, 2022. To date, such impacts have been minimized mainly through our ongoing supply chain initiatives, as discussed further below in “Strategic Initiatives”. We have benefited from strategic inventory purchases resulting in increased safety stock which has allowed us to largely satisfy customer demand when products are not immediately available from our suppliers. In addition, rising fuel costs are further challenging the economic environment within our industry. To date, we have executed on our freight and logistical initiatives which have allowed us to better manage disruptions and mitigate challenges in the shipping and trucking markets. These actions and the effective management of price inflation described above helped drive gross margin expansion of 210 basis points to 37.9% during the three months ended July 3, 2022, and 210 basis points to 36.1% during the six months ended July 3, 2022.

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

In addition, uncertainty remains regarding the full impact and duration of the COVID-19 pandemic, including, the impact of new strains and variants of the coronavirus and the pandemic’s impact on the U.S. and global economies and supply chains. Although we have experienced operational and other challenges to date, and may again in the future, there has been no material adverse impact as a result of the pandemic on our results of operations during the three and six months ended July 3, 2022. Throughout the pandemic, the safety of our associates, customers, and suppliers has remained a top priority while we strive to deliver quality products and exceptional service to our customers and communities. We will continue to monitor the ongoing COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, or local authorities or that we determine are in the best interests of our associates, customers, suppliers, and shareholders.

Although our operations are focused in the United States and Canada with no locations in or direct exposure to Russia and Ukraine, we are monitoring the geopolitical situation following Russia’s invasion of Ukraine. We may experience shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the conflict between Russia and Ukraine has not had a material negative impact on our business, financial condition, or results of operations. However, the full impact of the conflict on our business operations and financial performance remains uncertain and will depend largely on the nature and duration of uncertain and unpredictable events, such as the severity and duration of further military action, and its impact on regional and global economic conditions.

As we continue to navigate the challenges and uncertainties discussed above, we remain confident in our ability to execute our commercial and operational initiatives to meet our customer’s needs and drive further improvements in our business.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. The fiscal year ending January 1, 2023 and January 2, 2022 both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended July 3, 2022 and July 4, 2021 both included 13 weeks. The six months ended July 3, 2022 and July 4, 2021 both included 26 weeks.
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
Weather Conditions and Seasonality
In a typical year, our operating results are impacted by seasonality. Our Net sales and Net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters, and historically, we have incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow storms, wet weather, and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt, but also may delay construction projects where our products are used.
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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing integration costs as we integrate acquired companies and seek to achieve synergies. As of July 3, 2022, we completed the following acquisitions since the start of the 2021 fiscal year:
•In July 2022, we acquired all of the outstanding stock of A&A Stepping Stone Manufacturing, Inc. (“A&A Stepping Stone”). With four locations in Sacramento, California, A&A Stepping Stone is a wholesale distributor of hardscapes and landscape supplies to landscape professionals.
•In June 2022, we acquired the assets and assumed the liabilities of Prescott Dirt, LLC (“Prescott Dirt”). With two locations in Prescott and Prescott Valley, Arizona, Prescott Dirt is a wholesale distributor of landscape supplies to landscape professionals.
•In June 2022, we acquired the assets and assumed the liabilities of Yard Works, LLC (“Yard Works”). With 13 locations in Central Virginia, Yard Works is a wholesale distributor of bulk landscape supplies to landscape professionals.
•In June 2022, we acquired the assets and assumed the liabilities of Across the Pond, Inc. (“Across the Pond”). With one location in Huntsville, Alabama, Across the Pond is a wholesale distributor of hardscapes and bulk landscape supplies to landscape professionals.
•In April 2022, we acquired the assets and assumed the liabilities of Preferred Seed Company, Inc. (“Preferred Seed”). With one location in Buffalo, New York, Preferred Seed is a wholesale distributor of seed and agronomic products to landscape professionals.
•In April 2022, we acquired the assets and assumed the liabilities of RTSB Enterprises, Inc., doing business as Bellstone Masonry Supply (“Bellstone”). With one location in Fort Worth, Texas, Bellstone is a wholesale distributor of hardscapes and landscape supplies to landscape professionals.
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
•Operational excellence initiatives, including the implementation of best practices in branch operations which encompasses safety, merchandising, stocking and assortment, customer engagement, delivery, labor management, as well as the additional automation and enhancement of branch systems, including the rollout of barcoding.

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

Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended July 3, 2022 and July 4, 2021.

	Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
(In millions, except percentages)	July 3, 2022		July 4, 2021		July 3, 2022		July 4, 2021
Net sales	$1,216.6	100.0%	$1,083.9	100.0%	$2,021.9	100.0%	$1,734.1	100.0%
Cost of goods sold	755.5	62.1%	695.7	64.2%	1,291.6	63.9%	1,144.4	66.0%
Gross profit	461.1	37.9%	388.2	35.8%	730.3	36.1%	589.7	34.0%
Selling, general and administrative expenses	272.7	22.4%	225.8	20.8%	503.2	24.9%	418.1	24.1%
Other income	1.7	0.1%	2.2	0.2%	4.2	0.2%	3.4	0.2%
Operating income	190.1	15.6%	164.6	15.2%	231.3	11.4%	175.0	10.1%
Interest and other non-operating expenses, net	4.6	0.4%	4.3	0.4%	8.9	0.4%	9.8	0.6%
Income tax expense	44.8	3.7%	36.8	3.4%	49.4	2.4%	34.3	2.0%
Net income	$140.7	11.6%	$123.5	11.4%	$173.0	8.6%	$130.9	7.5%
Net sales
Net sales increased 12% to $1,216.6 million for the three months ended July 3, 2022 compared to $1,083.9 million for the three months ended July 4, 2021, and increased 17% to $2,021.9 million for the six months ended July 3, 2022 compared to $1,734.1 million for the six months ended July 4, 2021. These increases were primarily due to price inflation from rising product costs and contributions from acquisitions. Organic Daily Sales increased 8% in the second quarter of 2022 and 12% for the six months ended July 3, 2022, compared to the prior year periods. Organic Daily Sales benefited from price inflation in response to rising product costs, partially offset by dampened volumes resulting from higher prices, moderating economic conditions, and unfavorable weather in northern markets. Based upon year-over-year price increases in our highest selling SKUs, we estimate price inflation contributed approximately 19% and 20% to our Organic Daily Sales growth for the three and six months ended July 3, 2022, respectively. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 9% in the second quarter of 2022 and 13% for the six months ended July 3, 2022, compared to the prior year periods. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 7% in the second quarter of 2022 and 8% for the six months ended July 3, 2022, compared to the prior year periods. The increases for both landscaping products and agronomic products were primarily due to price inflation as the costs for certain products such as PVC pipe, fertilizer, and grass seed have increased dramatically in response to strong demand and supply chain disruptions. Acquisitions contributed $44.9 million, or 4%, to the Net sales growth for the second quarter of 2022, and $88.3 million, or 5%, to the Net sales growth for the six months ended July 3, 2022.
Cost of goods sold
Cost of goods sold increased 9% to $755.5 million for the three months ended July 3, 2022 compared to $695.7 million for the three months ended July 4, 2021, and increased 13% to $1,291.6 million for the six months ended July 3, 2022 compared to $1,144.4 million for the six months ended July 4, 2021. The increase in Cost of goods sold for the three and six months ended July 3, 2022 was primarily attributable to acquisitions and product cost inflation.

Gross profit and gross margin
Gross profit increased 19% to $461.1 million for the three months ended July 3, 2022 compared to $388.2 million for the three months ended July 4, 2021, and increased 24% to $730.3 million for the six months ended July 3, 2022 compared to $589.7 million for the six months ended July 4, 2021. Gross profit growth for the three and six months ended July 3, 2022 was driven by Net sales growth, including acquisitions. Gross margin increased 210 basis points to 37.9% in the second quarter of 2022 as compared to 35.8% in the second quarter of 2021, and increased 210 basis point to 36.1% for the six months ended July 3, 2022 compared to 34.0% for the six months ended July 4, 2021. The increase in gross margin reflects price realization, contributions from acquisitions, and the benefit of supply chain initiatives, including strategic inventory purchases ahead of supplier cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) increased 21% to $272.7 million for the three months ended July 3, 2022 compared to $225.8 million for the three months ended July 4, 2021, and increased 20% to $503.2 million for the six months ended July 3, 2022 compared to $418.1 million for the six months ended July 4, 2021. The increase in SG&A for the three and six months ended July 3, 2022 was primarily due to the additional operating expenses supporting our sales growth as well as contributions from acquisitions. SG&A as a percentage of Net sales increased 160 basis points to 22.4% for the three months ended July 3, 2022 compared to 20.8% for the three months ended July 4, 2021, and increased 80 basis point to 24.9% for the six months ended July 3, 2022 compared to 24.1% for the six months ended July 4, 2021. These increases were primarily due to additional operating expense supporting our sales growth, cost inflation, and contributions from acquisitions. Depreciation and amortization expense increased $2.8 million to $23.1 million for the three months ended July 3, 2022 compared to $20.3 million for the three months ended July 4, 2021, and increased $5.1 million to $44.8 million for the six months ended July 3, 2022 compared to $39.7 million for the six months ended July 4, 2021. The increase in depreciation and amortization was primarily attributable to our acquisitions.
Interest and other non-operating expenses, net

Interest and other non-operating expenses, net increased $0.3 million to $4.6 million for the three months ended July 3, 2022 compared to $4.3 million for three months ended July 4, 2021, and decreased $0.9 million to $8.9 million for the six months ended July 3, 2022 compared to $9.8 million for the six months ended July 4, 2021. The increase in interest expense for the three months ended July 3, 2022 was primarily due to increased borrowings during the second quarter of 2022 compared to the same period of 2021. The decrease in interest expense for the six months ended July 3, 2022 was primarily due to the loss on the extinguishment of debt recorded in the first quarter of 2021.
Income tax expense
Income tax expense was $44.8 million for the three months ended July 3, 2022 compared to $36.8 million for the three months ended July 4, 2021. The effective tax rate was 24.2% for the three months ended July 3, 2022 compared to 23.0% for the three months ended July 4, 2021. The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $2.4 million were recognized for the three months ended July 3, 2022 compared to $4.8 million for the three months ended July 4, 2021.
Income tax expense was $49.4 million for the six months ended July 3, 2022 compared to $34.3 million for the six months ended July 4, 2021. The effective tax rate was 22.2% for the six months ended July 3, 2022 compared to 20.8% for the six months ended July 4, 2021. The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $7.4 million were recognized for the six months ended July 3, 2022 compared to $8.5 million for the six months ended July 4, 2021.
Net income
Net income increased $17.2 million to $140.7 million for the three months ended July 3, 2022 compared to $123.5 million for the three months ended July 4, 2021, and increased $42.1 million to $173.0 million for the six months ended July 3, 2022 compared to $130.9 million for the six months ended July 4, 2021 The increase in Net income was primarily due to strong sales growth and gross margin improvement.

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

(In millions, except per share information and percentages)
	2022		2021				2020
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Net sales	$1,216.6	$805.3	$805.2	$936.4	$1,083.9	$650.2	$675.1	$751.9
Cost of goods sold	755.5	536.1	522.8	595.9	695.7	448.7	452.8	501.8
Gross profit	461.1	269.2	282.4	340.5	388.2	201.5	222.3	250.1
Selling, general and administrative expenses	272.7	230.5	247.2	235.3	225.8	192.3	202.8	183.3
Other (income) expense, net	(1.7)	(2.5)	(0.1)	1.8	(2.2)	(1.2)	(2.7)	(1.8)
Operating income	190.1	41.2	35.3	103.4	164.6	10.4	22.2	68.6
Interest and other non-operating expenses, net	4.6	4.3	5.1	4.3	4.3	5.5	9.1	6.6
Income tax (benefit) expense	44.8	4.6	2.7	19.1	36.8	(2.5)	1.6	13.8
Net income	$140.7	$32.3	$27.5	$80.0	$123.5	$7.4	$11.5	$48.2
Net income per common share:
Basic	$3.12	$0.72	$0.61	$1.79	$2.77	$0.17	$0.26	$1.11
Diluted	$3.07	$0.70	$0.60	$1.74	$2.70	$0.16	$0.25	$1.08
Adjusted EBITDA(a)	$222.0	$67.8	$61.8	$128.2	$190.6	$34.5	$43.9	$87.8
Net sales as a percentage of annual Net sales			23.2%	26.9%	31.2%	18.7%	25.0%	27.8%
Gross profit as a percentage of annual Gross profit			23.3%	28.1%	32.0%	16.6%	24.7%	27.8%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			14.9%	30.9%	45.9%	8.3%	16.9%	33.7%
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (in millions):

	2022		2021				2020
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Reported Net income	$140.7	$32.3	$27.5	$80.0	$123.5	$7.4	$11.5	$48.2
Income tax (benefit) expense	44.8	4.6	2.7	19.1	36.8	(2.5)	1.6	13.8
Interest expense, net	4.6	4.3	5.1	4.3	4.3	5.5	9.1	6.6
Depreciation and amortization	23.1	21.7	22.3	21.0	20.3	19.4	18.2	16.3
EBITDA	213.2	62.9	57.6	124.4	184.9	29.8	40.4	84.9
Stock-based compensation(a)	5.8	3.7	3.1	3.5	4.6	3.1	2.7	2.6
(Gain) loss on sale of assets(b)	(0.2)	(0.1)	0.2	(0.2)	(0.2)	0.1	(0.2)	(0.4)
Financing fees(c)	0.2	—	—	—	—	0.7	—	—
Acquisitions and other adjustments(d)	3.0	1.3	0.9	0.5	1.3	0.8	1.0	0.7
Adjusted EBITDA(e)	$222.0	$67.8	$61.8	$128.2	$190.6	$34.5	$43.9	$87.8
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2022		2021
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Reported Net sales	$1,216.6	$805.3	$1,083.9	$650.2
Organic Sales(a)	1,145.5	760.1	1,057.7	648.4
Acquisition contribution(b)	71.1	45.2	26.2	1.8
Selling Days	64	65	64	65
Organic Daily Sales	$17.9	$11.7	$16.5	$10.0
_____________________________________
(a)    Organic Sales equal Net sales less Net sales from branches acquired in 2021 and 2022.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2022 Fiscal Year. Includes Net sales from branches acquired in 2021 and 2022.

Liquidity and Capital Resources

We assess our liquidity in terms of our cash and cash equivalents on hand and the ability to generate cash to fund our operating and investing activities and service our debt, taking into consideration available borrowings and the seasonal nature of our business. We expect that cash and cash equivalents on hand, cash provided from operations, and available capacity under the ABL Facility will provide sufficient funds to operate our business, make capital expenditures, complete acquisitions, and meet all of our liquidity requirements for the next 12 months, including payment of interest and principal on our debt. Longer-term projects or significant investments in acquisitions may be financed through borrowings under our credit facilities or other forms of financing and will depend on then-existing conditions.
Our borrowing base capacity under the ABL Facility was $178.1 million as of July 3, 2022, after giving effect to $186.0 million of revolving credit loans under the ABL Facility. There were no revolving credit loans outstanding and our borrowing base capacity under the ABL Facility was $364.1 million as of January 2, 2022. As of July 3, 2022, we had total cash and cash equivalents of $50.1 million, total gross long-term debt of $444.2 million, and total finance lease obligations (excluding interest) of $46.6 million.
Working capital was $885.1 million as of July 3, 2022, an increase of $269.2 million compared to $615.9 million as of January 2, 2022. The change in working capital was primarily attributable to the seasonality of our business.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of July 3, 2022 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$444.2	$4.0	$440.2
Interest on long-term debt	$57.8	$14.4	$43.4
Our gross long-term debt balance increased $184.0 million since January 2, 2022. This increase was primarily attributable to funding the seasonal increase in our working capital and our acquisition investments. We have current maturities on our long-term debt of $4.0 million, which includes $2.5 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of July 3, 2022 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of July 3, 2022. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loans and the ABL Facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Six Months Ended
Net cash (used in) provided by:	July 3, 2022	July 4, 2021
Operating activities	$(23.6)	$92.2
Investing activities	$(144.7)	$(82.0)
Financing activities	$164.9	$41.9
Cash flow (used in) provided by operating activities

Net cash used in operating activities for the six months ended July 3, 2022 was $23.6 million compared to net cash provided by operating activities of $92.2 million for the six months ended July 4, 2021. The increase in cash used in operating activities was primarily due to a larger seasonal inventory build reflecting supply chain uncertainly, cost inflation, and strategic purchases ahead of expected price increases from our suppliers.

Cash flow used in investing activities

Net cash used in investing activities was $144.7 million for the six months ended July 3, 2022 compared to $82.0 million for the six months ended July 4, 2021. The increase reflects higher acquisition investments during the first six months of 2022 compared to the same period of 2021. Capital expenditures of $16.6 million for the first six months of 2022 were unchanged compared to the same period of 2021.

Cash flow provided by financing activities

Net cash provided by financing activities was $164.9 million for the six months ended July 3, 2022 compared to $41.9 million for the six months ended July 4, 2021. The increase primarily reflects higher borrowings to fund the larger seasonal increase in working capital and our acquisition investments described above.

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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 3.67% as of July 3, 2022.
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
ABL Facility
Landscape Holding and Landscape (collectively, the “ABL Borrower”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, and the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the “ABL Credit Agreement”) providing for an ABL Facility in the amount of up to $375.0 million with a maturity date of February 1, 2024. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances. The interest rate on the ABL Facility is LIBOR (as defined in the ABL Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% or an alternate base rate for U.S. denominated borrowings plus an applicable margin ranging from 0.25% to 0.75%. The interest rate on outstanding balances under the ABL Facility ranged from 2.62% to 5.25% as of July 3, 2022. There were no outstanding balances under the ABL Facility as of January 2, 2022. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of July 3, 2022 and January 2, 2022.

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

Subsequent Events
On July 22, 2022, Landscape Holding and Landscape, as borrowers (collectively, the “Borrowers”), entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Seventh Amendment amends and restates the Credit Agreement, dated as of December 23, 2013, among the Borrowers, the lenders and other financial institutions from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to July 22, 2022, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Seventh Amendment, the “Amended and Restated Credit Agreement”) in order to, among other things, (i) increase the aggregate principal amount of the commitments under the Existing Credit Agreement to $600.0 million, (ii) extend the final scheduled maturity of the revolving credit facility under the Existing Credit Agreement to July 22, 2027, (iii) establish an alternate rate of interest to the LIBOR rate under the Existing Credit Agreement, (iv) replace the Existing Agent as administrative and collateral agent with the New Agent, and (v) make such other changes to the Existing Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the initial borrowings under the Amended and Restated Credit Agreement on the closing date were used, among other things, (i) to repay in full the loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Seventh Amendment, (ii) to pay fees and expenses related to the Seventh Amendment and the Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.
Loans under the Amended and Restated Credit Agreement will bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on average daily excess availability under the Amended and Restated Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the Amended and Restated Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the Amended and Restated Credit Agreement.

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
As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets. As of July 3, 2022, approximately $1.5 million was classified as Long-term debt, current portion and approximately $2.6 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets. For additional information, refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements.
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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2022.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Seventh Amendment to the Credit Agreement, dated as of July 22, 2022, by and among SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the several banks and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed July 25, 2022.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended July 3, 2022 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	August 3, 2022	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)