Form 10-K
period 2023-01-01
SiteOne Landscape Supply, Inc.
filed 2023-02-23
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 3, 2022, there were 45,010,726 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $5,343,059,310 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on July 1, 2022 (the last trading day of our most recently completed fiscal second quarter).
As of February 17, 2023, the number of shares of the registrant’s common stock outstanding were 44,966,423, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 1, 2023.

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
•general economic and financial conditions, including a prolonged economic recession;
•seasonality of our business and its impact on demand for our products;
•weather and climate conditions;
•prices for the products we purchase may fluctuate;
•market variables, including inflation;
•increases in operating costs;
•the COVID-19 pandemic or other public health emergencies;
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
•risks associated with our large labor force and our customers’ labor force and labor market disruptions;
•retention of key personnel;
•construction defect and product liability claims;
•impairment of goodwill;
•adverse credit and financial markets events and conditions;
•inefficient or ineffective allocation of capital;
•credit sale risks;
•performance of individual branches;
•climate, environmental, health and safety laws and regulations;
•hazardous materials and related materials;
•laws and government regulations applicable to our business that could negatively impact demand for our products;
•cybersecurity incidents involving our systems or third-party systems;
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

PART I

    As used in this Annual Report on Form 10-K for the fiscal year ended January 1, 2023, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2022 Fiscal Year,” the “2021 Fiscal Year,” and the “2020 Fiscal Year” refer to the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

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
Company Overview
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of January 1, 2023, we had over 630 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 155,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation network design, commercial project planning, generation of sales leads, business operations, and product support services, as well as a series of technical and business management seminars that we call SiteOne University.
    Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty, and drives repeat business. In addition, our broad product portfolio, convenient branch locations, and nationwide fleet of over 2,200 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from over 5,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products.
    We have a balanced mix of sales across product categories, construction sectors, and end markets. We derived approximately 61% of our 2022 Fiscal Year Net sales from the residential construction sector, 31% from the commercial (including institutional) construction sector, and 8% from the recreational and other construction sector. By end market, we derived approximately 36% of our 2022 Fiscal Year Net sales from maintenance of existing residential, commercial, and recreational properties. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. The sale of products relating to new construction of homes, commercial buildings, and recreational spaces accounted for approximately 35% of our 2022 Fiscal Year Net sales. These products primarily include irrigation, hardscapes, landscape accessories, nursery, and outdoor lighting. Approximately 29% of our 2022 Fiscal Year Net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increasing existing home sales, increasing home prices, and rising consumer spending.

Net Sales for the 2022 Fiscal Year
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
Our Industry
    Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $25 billion in revenue in 2022. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, mortgage interest rates, commercial, recreational, and residential construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply industry, products sold for residential applications represent the largest construction sector, followed by the commercial, and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales, and each of control products, hardscapes, irrigation and outdoor lighting, and fertilizer and other products accounting for approximately one-tenth of industry sales.
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

Our Strategies
    Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Expand Organically
    Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 290,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to keep increasing our size and scale in customer, geographic, and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offering for our customers at competitive prices and enhance our role as a critical player in the supply chain.
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
Execute on Identified Operational Initiatives
    We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. Additionally, we have continued to advance our digital initiative, to include the enhancement of our website and business-to-business (“B2B”) e-Commerce platform. Although we are still primarily in the early stages of these initiatives, they have already enhanced our customer service, contributed to improvement in our profitability, and we believe we will continue to benefit from these and other operational improvements.
Be the Employer of Choice
    We believe our associates are the key drivers of our success, and we aim to recruit, train, promote, and retain the most talented and success-driven personnel in the industry. Our size and scale enable us to offer structured training and career path opportunities for our associates. We have built a vibrant and entrepreneurial culture that rewards performance at the area and branch levels. We promote ongoing, open, and honest communication with our associates, including periodic engagement surveys, to ensure mutual trust, engagement, and performance improvement. We believe that high-performing local leaders coupled with creative, adaptable, and engaged associates are critical to our success and to maintaining our competitive position, and we are committed to being the employer of choice in our industry.

Our Products and Services
    Our comprehensive portfolio of landscape products consists of approximately 155,000 SKUs from over 5,000 suppliers. Our product portfolio includes irrigation supplies, fertilizer and control products, hardscapes, landscape accessories, nursery goods, and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment required by items such as hardscapes and nursery goods provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
    Refer to “Note 2. Revenue from Contracts with Customers” to our audited financial statements for information on our Net sales of landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) and agronomic and other products (fertilizer, control products, ice melt, equipment, and other products).
Irrigation Supplies
    Our irrigation products include controllers, valves, sprinkler heads, irrigation pipe, and micro-irrigation or drip products. The market for irrigation products has historically provided stable growth and is driven primarily by new home and commercial construction and maintenance of existing irrigation systems.
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
Landscape Accessories
    Our landscape accessories products include mulches, soil amendments, drainage pipe, tools, and sod. Landscape accessories are typically sold in combination with other landscape supply products. As a result, sales of these accessories are often tied to sales of fertilizers and control products, as well as sales of nursery goods and hardscapes.
Nursery Goods
    Our nursery goods include deciduous and evergreen shrubs, ornamental, shade, and evergreen trees, both field-grown and container-grown nursery stock, roses, perennials, annuals, bulbs, and thousands of plant species and cultivars that are available in a number of container sizes, heights, forms, and bloom colors.
Outdoor Lighting
    Our outdoor lighting products include lighting fixtures (path, area, accent, up, down, well, hardscape, deck, underwater, bistro, and holiday), LED lamps, wire, transformers, and accessories.
Proprietary Branded Products
    In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, SiteOne Green Tech® and Pro-Trade® together accounted for approximately 15% of our 2022 Fiscal Year Net sales, the large majority of which is attributable to LESCO®.

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
Pro-Trade®
    In 2017, we launched a line of professional-grade landscape lighting fixtures, LED lamps, and transformers under our Pro-Trade® brand. The Pro-Trade® line of products is sold exclusively through our branches and website, and has expanded to include irrigation products (swing pipe and drip), long handle tools, PVC cutters, snow shovels, safety gloves, a wheelbarrow, wire connectors, landscape staples, glues and solvents, and a centrifugal pump. During the 2022 Fiscal Year, we introduced 27 new products and plan to continue expanding our Pro-Trade® offering in the 2023 Fiscal Year.
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
Project Services
    We partner with our customers by providing consultative services to help them save time, money, and effort in bidding for new projects and for new landscape installations. Our regionally based project services teams specialize in quoting, estimating, and completing sales for customers who compete in the commercial construction sector. Other services provided by our project services teams include specifications assistance and irrigation project take-offs.
Partners Program
    We offer a loyalty rewards program, our Partners Program, which had approximately 25,000 enrolled customers as of January 1, 2023 and provides business and personal rewards, access to business services at preferred rates, and technical training and support. Reward points may be utilized, for example, on credit on-account, trips and special events, gift cards to major retailers, and SiteOne University courses and educational events. Access is also provided to preferred rate business services and includes, for example, payroll and select human resource services, cell phone services, office supplies, and fuel rebates. For the 2022 Fiscal Year, Partners Program participants accounted for approximately 52% of our Net sales.

Operational Structure
    Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide support functions.
    At the local market level, we organize our over 630 branches and approximately 620 outside sales representatives into 41 designated “areas” that each typically serve a defined geography, a large MSA, or a combination of MSAs in close proximity. Area Managers are responsible for organization and talent planning, branch operations, sales strategy, and product delivery strategy. Area Managers are supported by Area Business Managers and Area Sales Managers who are responsible for executing the local market and operating strategies as well as key initiatives to grow sales and profitability.
    We support our over 630 branches and 41 areas with regional management and company-wide support functions by providing: management of business performance, development and execution of local strategies, sharing of best practices, execution and integration of acquisitions, finance and accounting expertise (including credit/collections, payables, and other shared services), category management and procurement, supply chain (e.g., planners and buyers), pricing strategies, marketing, and information technology. Our integrated branches utilize a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, financial support, data analytics, and performance reporting.
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
Branches
    Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers. Of our over 5,000 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantity shipments. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it difficult to source directly from those suppliers. Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.
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

Direct Distribution
    Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers, providing customers with sourcing and logistics support services for inventory management and delivery, and in many cases, these services are more economical than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution, but rather use our existing supplier relationships, marketing expertise, and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 5% of our 2022 Fiscal Year Net sales were from direct distribution.
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
Customers
    Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Our customer base consists of more than 290,000 firms and individuals, with our top 10 customers collectively accounting for less than 4% of our 2022 Fiscal Year Net sales, with no single customer accounting for more than 2% of Net sales. Small customers, with annual purchases of up to $25,000, made up 22% of our 2022 Fiscal Year Net sales. Medium customers, with annual purchases from $25,000 up to $150,000, made up 31% of our 2022 Fiscal Year Net sales. Large customers, with annual purchases over $150,000, made up 47% of our 2022 Fiscal Year Net sales. Some of our largest customers include BrightView, Weed Man, The Home Depot, Davey Tree, and Yellowstone Landscape. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2022 Fiscal Year Net sales.
Suppliers
    We source our products from over 5,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products. Some of our largest suppliers include Hunter Industries, Rain Bird, Cresline, Oldcastle, Bayer, Turf Care Supply, NDS, Toro, Techo-Bloc, and Spears Manufacturing. Purchases from our top 10 suppliers accounted for approximately 33% of total purchases for the 2022 Fiscal Year.
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
Competition
    The majority of our competition comes from other wholesale landscape supply distributors. Among wholesale distributors, we primarily compete against a small number of regional distributors and many small, local, privately-owned distributors. Some of our competitors carry several product categories, while others mainly focus on one product category such as irrigation, fertilizer/control, nursery goods, or hardscapes. We are the only national wholesale distributor to carry a full product line of landscape supplies.
    We believe our top nine largest competitors include Heritage Landscape Supply Group (a subsidiary of SRS Distribution), Ewing, Horizon Distributors (a subsidiary of Pool Corporation), Harrell’s, BWI, Target Specialty Products, Howard Fertilizer and Chemical, Central Turf and Irrigation Supply, and BFG Supply.
    We believe regional or local competitors comprise approximately 84% of the landscape supply industry based on 2022 Net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products, and availability of credit.

Human Capital Management
    At SiteOne, we believe our associates are our greatest asset and the safety, health, and wellness of our associates and their families is a top priority. The support we offer to our associates is an important part of our vision to be a great place to work and the employer of choice in the green industry.
    As of January 1, 2023, we employed approximately 7,000 associates, none of whom were affiliated with labor unions. We periodically administer a company-wide associate engagement survey, the most recent of which occurred in November 2021, and we believe that we have good relations with our associates. Approximately 94% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 430 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
COVID-19 Response
    During the ongoing recovery from the COVID-19 pandemic, our primary objective is to ensure the safety of our associates, customers, and suppliers. During the peak of the COVID-19 pandemic, we created two new sick leave policies – quarantine pay, which allows associates who quarantine in compliance with CDC or local guidelines to stay home with pay, and a paid time off (“PTO”) donation program, which allows associates to donate PTO to other associates whose family members are impacted by COVID-19. Since the start of the COVID-19 pandemic, over 3,350 associates have received quarantine pay and approximately 7,400 hours of PTO have been donated to provide support for approximately 125 associates that have utilized the program as of January 1, 2023.
    Additionally, to reward exceptional performance during the challenging circumstances created by the COVID-19 pandemic, we made a special “thank you” payment in August 2020 to front-line branch associates and the aggregate payment totaled $1.5 million. In March 2021, we made a second special “thank you” payment to front-line branch associates to reward their ongoing work during the pandemic and this second payment totaled $0.4 million. In addition to the “thank you” payments, during the 2021 Fiscal Year and the 2022 Fiscal Year, we issued COVID-19 reward payments to associates who became fully vaccinated totaling $1.2 million towards this incentive.
Safety
    The first element of our SiteOne DNA is “Always Safe,” which means that we take personal responsibility for our own safety and for the safety of others. Our leadership team is focused on creating a culture of safety and evaluating ways to improve our operations that reduce the most common forms of on-the-job injuries. Our safety initiatives include:
•Our Environmental, Health, and Safety team, which further enhances our safety efforts by establishing and monitoring safe work practices to prevent customer and associate injuries. As a result, we invest in safety equipment and practices at all branches with the goal of eliminating workplace injuries.
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
•Associate Resource Groups (“ARGs”), which are voluntary, associate-led groups tied to an aspect of diversity. Membership in each ARG is open to all SiteOne associates and diverse representation is encouraged. ARGs support business objectives, create diversity awareness, and offer an avenue of development for associates. Our ARGs include the following:
▪Black Resource Inclusion and Diversity Group for Excellence – BR1DGE provides a network for Black associates to be connected and supported, and to process and discuss life experiences in a safe space.
▪INSP1RE – INSP1RE fosters an inclusive culture with a focus on our extended Asian community – South Asia, South-East Asia, East Asia, Asian Pacific Islander, Asian American, and beyond, creating a platform for our teams to feel inspired, empowered, celebrated, and supported.

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
•The creation of a Diversity & Inclusion Council during 2020 that consists of ARG leaders, select operational and functional leaders, our Executive Vice President of Human Resources, and our Chief Executive Officer. The Diversity & Inclusion Council assists executive leadership in the creation and execution of the Company’s inclusion strategy, including key action items and milestones.
•Increasing Spanish-speaking capabilities in our branches, with the goal to employ at least one Spanish-speaking associate in each branch.
•Partnering with Sigma Alpha, a professional agricultural sorority, to develop a pipeline of female talent. For the past five years, female associates of SiteOne have mentored 75 students across the country, leading to hiring Sigma Alpha sisters in both our internship and entry level roles in both field operations and field support.
•Other diversity & inclusion partnerships and initiatives, including Minorities in Agriculture, Natural Resources, and Related Sciences (“MANRRS”) sponsorship, high school recruiting programs, particularly with JR MANRRS, Historically Black Colleges and Universities and Hispanic Serving Institutions recruiting strategies, and veteran programs like Hiring Our Heroes, which has resulted in 100% of conversion from fellowships to full-time hires.
Benefits
    We offer a competitive benefits package with the goal of enabling our associates to get the most out of work and life. Among our benefits, we offer a paid military leave benefit that provides additional resources to our full-time associates as they continue to serve our country. In addition, given the difficulties our associates have experienced during the COVID-19 pandemic, we adjusted our PTO carry-over rule for the 2021 Fiscal Year and the 2022 Fiscal Year to allow associates to carry over additional hours into the following year. We also offer a paid parental leave benefit for our full-time associates to help parents during the early days of parenthood. The parental leave benefit provides time away from work within the first year of the birth or adoption of a child with 100% of base pay.
    In the 2022 Fiscal Year, we announced the launch of SiteOne CARES, a grant assistance program designed to help our associates cope with unexpected financial challenges arising from personal hardships. We made an initial contribution of $75,000 to the SiteOne Cares fund and have also committed to matching 100% of every associate contribution until an initial goal of an additional $25,000 is met.
    In the 2022 Fiscal Year, we also created a new bonus program for our hourly associates and approximately 2,750 associates received the bonus with payments totaling approximately $2.2 million. This program makes all of our previously ineligible associates eligible to receive a bonus. We continue to review our compensation and benefits program to ensure we offer a competitive total rewards package.
Training and Development
    We believe the training provided through our development programs and our entrepreneurial, performance-based culture provide significant benefits to our associates. Targeted skills training is designed around an associate’s development and career interests. We offer certification programs that include instructor-led training, online learning, in-field work, and exit exams. We also facilitate leadership training to develop an understanding of leadership style, our values, and key coaching techniques.
Engagement
    We administer associate engagement surveys to determine how we are doing in our mission to be the employer of choice in the green industry. We review the survey results with all of our associates and seek their involvement in developing and executing action plans to continue our workplace improvements. We monitor associate satisfaction and aim to strengthen our pipeline of top talent by conducting talent reviews and succession planning for all critical roles in the organization. We identify, communicate, and utilize career development paths for key roles. This includes not only an upward path for associates, but exposure to parallel roles across the organization.

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
Weather Conditions and Seasonality
    For a discussion regarding seasonality and weather, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Weather Conditions and Seasonality” of this Annual Report on Form 10-K.
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
    These federal, state, provincial, and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, workers’ safety, tax, healthcare reforms, collective bargaining and other labor matters, environmental, cybersecurity, and employee benefits.
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
    In the United States, we are regulated under many environmental, health and safety laws, including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Environmental Pesticide Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Clean Air Act, the Clean Water Act, and the Occupational Safety and Health Act, each as amended. Certain laws, such as those requiring the registration of herbicides and pesticides, and regulating their use, also involve the oversight of regulatory authorities and public health agencies. Although we strive to comply with such laws and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws from occurring. We could also incur significant investigation and clean-up costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. Refer to “Note 10. Commitments and Contingencies” to our audited consolidated financial statements for additional information.
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

Available Information
    We make available free of charge on the “Investor Relations” page of our website, www.siteone.com, our filed and furnished reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (“Fair Disclosure”).
    Our Environmental, Social, and Governance (“ESG”) Report, Corporate Governance Guidelines, Board of Directors Communication Policy, Business Code of Conduct and Ethics, Financial Code of Ethics, and the Charters of the Audit Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, Attention: Investor Relations or by telephone at (404) 277-7000. In addition, the SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We are required to disclose any change to, or waiver from, our Business Code of Conduct and Ethics for our executive officers and members of our Board of Directors. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

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
•Our operations are substantially dependent on weather and climate conditions.
•The prices and costs of the products we purchase may be subject to large and significant price fluctuations.
•Market variables and other events outside of our control could cause our Cost of goods sold and operating costs to grow more rapidly than Net sales.
•Inflation and increases in operating costs could adversely impact our business.
•The COVID-19 pandemic or other public health emergencies have, and may in the future, adversely affect our business and the business of our customers and suppliers.
•Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe or that our practices are not sustainable may result in significant costs and adversely impact the demand for our products or services.
•Increased competitive pressures could reduce our market share.
•We may face supply chain delays or interruptions, product shortages, or the loss of key suppliers or fail to develop relationships with qualified suppliers.
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
•We may be inefficient or ineffective in capital allocation.
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

We sell a significant portion of our products for landscaping activities associated with new residential and commercial construction sectors, which have experienced cyclical downturns in the past and may experience cyclical downturns in the future, some of which have been, or could in the future be, severe. The strength of these markets depends on, among other things, housing starts, consumer spending, non-residential construction spending activity and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, changes in the tax laws, availability of credit, geopolitics, consumer confidence, and capital spending. Weakness or downturns in residential and commercial construction markets could have a material adverse effect on our business, operating results, or financial condition.

Sales of landscape supplies to contractors serving the residential construction sector represent a significant portion of our business, and demand for our products is highly correlated with residential construction, including repairs and upgrades. Housing starts are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability and mortgage rates, foreclosure rates, demographic changes, the availability of land, local zoning and permitting processes, the availability of construction financing, and the overall health of the economy. Unfavorable changes in any of these factors could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Recently, we have seen early signs of softening of the residential construction sector, including as a result of home price inflation and higher mortgage rates, which we anticipate may continue in the 2023 Fiscal Year. If the residential construction sector does continue to soften, the timing and extent of any such reduction in homebuilding activity and the resulting impact on demand for landscape supplies are uncertain.

Our Net sales also depend, in significant part, on commercial construction, which is cyclical in nature and subject to downturns, which can be severe. Previously, downturns in the commercial construction market have typically lasted about two to three years, resulting in market declines of approximately 20% to 40%, while the “Great Recession” downturn in the commercial construction market lasted over four years, resulting in a market decline of approximately 60%. We cannot predict the duration of the current market conditions, including the impacts that, among others, inflation and rising interest rates may have or the timing or strength of any future recovery of commercial construction activity in our markets.

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

Our business and results of operations are significantly affected by general business, financial market, and economic conditions. General business, financial market, and economic conditions that could impact the level of activity in the wholesale landscape supply industry include the level of new home sales and construction activity, interest rate fluctuations, inflation, unemployment levels, geopolitics, tax rates, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate. With respect to the residential construction sector in particular, spending on landscape projects is largely discretionary and lower levels of consumer spending or the decision by homeowners to perform landscape upgrades or maintenance themselves rather than outsource to contractors, or to focus less on outdoor projects may adversely affect our business. For example, inflation has recently increased at its fastest pace in nearly forty years. In response, the Federal Reserve has raised benchmark interest rates multiple times over the past year and is expected to continue to raise such rates in the near term, which could lead to a prolonged economic recession. We cannot predict whether these and other adverse economic conditions will continue, the impact that future economic developments will have on consumers, or the manner in which these economic trends will impact consumer demand or preferences over the long term.

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

We supply landscape, irrigation, and turf maintenance products, the demand for each of which is affected by weather conditions, including, without limitation, potential impacts, if any, from climate change. In particular, droughts could cause shortages in the water supply, which may have an adverse effect on our business. For instance, our supply of plants could decrease, or prices could rise, due to such water shortages, and customer demand for certain types of plants may change in ways in which we are unable to predict. Such water shortages may also make irrigation or the maintenance of turf uneconomical. Governments may implement limitations on water usage, such as those enacted in California, that make effective irrigation or turf maintenance unsustainable, which could negatively impact the demand for our products. There is a risk that demand for landscaping products will decrease overall due to persistent or severe drought conditions in some of the geographic markets we serve, or that demand will change in ways that we are unable to predict.

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

Market variables and other events outside of our control could cause our Cost of goods sold and operating costs to grow more rapidly than Net sales, which could result in lower Gross profit and gross margin as well as lower Net income.

Market variables, such as inflation of product costs, labor and fuel rates, and freight and energy costs, as well as other events outside of our control, such as supply shortages, geopolitical conflicts, trade disputes, or health matters like the COVID-19 pandemic, could adversely impact the management of our Cost of goods sold and operating costs in a manner that would prevent us from leveraging our Net sales growth into higher Net income. For example, the ongoing conflict between Russia and Ukraine, as well as the international response related thereto (e.g., sanctions, export controls, etc.), has and may continue to create economic instability, including, among other things, inflationary pressures causing increases in fuel and other energy costs. In addition, our inability to pass on such increases in costs to customers in a timely manner, or at all, could cause our Cost of goods sold and operating costs to grow, which could result in lower Gross profit and gross margin as well as lower Net income.

Inflation and increases in operating costs have adversely affected, and could in the future, adversely impact our business, financial position, results of operations, and cash flows.

Our financial performance is affected by the level of our operating expenses, such as occupancy costs associated with the leases for our branch locations and costs of fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. Given the inflation rates in the 2021 Fiscal Year and the 2022 Fiscal Year, we also experienced rising product and logistics costs as well as increased commodity costs.

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

We cannot predict the extent to which we may experience future increases in costs of occupancy, fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase as a result of inflation or otherwise, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations, and cash flows

The COVID-19 pandemic or other public health emergencies have, and may in the future, adversely affect our business and the business of our customers and suppliers.

The COVID-19 pandemic has led to periods of significant volatility, uncertainty, and economic disruption since its onset. The COVID-19 pandemic has had impacts on our business, operations, financial results, and financial condition in the past and the future impacts and consequences of the pandemic will depend on numerous evolving factors which are uncertain and cannot be predicted, including the scope, duration, and severity of the pandemic, the possibility of further surges or variants of COVID-19, and governmental, business, and individuals’ actions taken in response. Implementation of these actions could materially adversely affect our ability to adequately staff, manage, and maintain our operations, impair our ability to sustain sufficient financial liquidity, and impact our financial results. Additionally, the emergence of future variants or other public health emergencies may cause the disruption or closure of our customers’ and/or suppliers’ facilities and supply chains, which could materially and adversely impact demand for our products, our ability to obtain or deliver inventory, and our ability to collect accounts receivable as customers and suppliers face higher liquidity and solvency risks.

During the 2022 Fiscal Year, supply chain disruptions, labor shortages, and rising commodity and product costs were, and may continue to be, exacerbated by the COVID-19 pandemic. The COVID-19 pandemic, as well as future public health emergencies, could also negatively impact our business over the medium-to-longer term if disruptions related to COVID-19 or future public health emergencies, among other things: limit the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limit the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; limit the ability of carriers to deliver our products to our branches and customers; limit the ability of our customers to conduct their business and purchase our products and services; decrease demand for our customers’ services; limit the ability of our customers to pay us on a timely basis; precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to operate in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business. Any of these factors could amplify the other risks and uncertainties described herein and could materially adversely affect our business, operations, financial results, and financial condition. The future impacts of the COVID-19 pandemic or future public health emergencies may be difficult to predict and may affect us differently than we have previously experienced.

Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe or that our practices are not sustainable may result in significant costs and adversely impact the demand for our products or services.

We sell, among other things, fertilizers, herbicides, fungicides, pesticides, rodenticides, and other chemicals. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or the improper application of these chemicals, could reduce demand for our products and services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation that may result in significant costs, damage our brand names, and otherwise have a material adverse impact on our business, financial position, results of operations, and cash flows. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience with, or view of, our Company and shares it over social media, it may adversely impact our brand and reputation.

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

We operate in markets with relatively few large competitors, but barriers to entry in the landscape supply industry are generally low, and we may have several competitors within a local market area. Competition varies depending on product line, type of customer, and geographic area. Some local competitors may be able to offer higher levels of service, lower prices, or a broader selection of inventory than we can in particular local markets. As a result, we may not be able to continue to compete effectively with our competitors. Any of our competitors may foresee the course of market development more accurately than we do, provide superior service, sell or distribute superior products, have the ability to supply or deliver similar products and services at a lower cost, or on more favorable credit terms, develop stronger relationships with our customers and other consumers in the landscape supply industry, adapt more quickly to evolving customer requirements than we do, develop a superior network of distribution centers in our markets, or access financing on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins, and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery. In addition, we may be materially adversely impacted by disruptions within our supply chain network. Such disruptions may result from weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, public health issues (including pandemics or quarantines (such as the COVID-19 pandemic) and related shut-downs, re-openings, or other actions by the government), civil unrest, or other factors beyond our control. For example, in the 2022 Fiscal Year, our supply chains have been and may continue to be negatively impacted by the COVID-19 pandemic, especially with respect to freight and labor availability. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows, as well as our ability to benefit from ongoing supply chain initiatives.

Our ability to continue to identify and develop relationships with qualified suppliers who can comply with our Supplier Code of Conduct and satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions, trade restrictions, tariffs or increased costs, or face other factors beyond our control, including, for example, as a result of the conflict between Russia and Ukraine or the COVID-19 pandemic.

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

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth, or other initiatives, such as our transportation and customer relationship management systems. Our various business strategies and initiatives, including our growth, operational, and management initiatives, are subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel, and our executive management team’s ability to execute the operational initiatives that they are undertaking. In addition, we may incur certain costs as we pursue our growth, operational, and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships, or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

We may be unable to successfully acquire and integrate other businesses.

Our historical growth has been driven in part by acquisitions, and future acquisitions are an important element of our business strategy. We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition targets and may face increased competition for these acquisition targets by both existing competitors as well as new market entrants. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths, and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. At any given time, we may be evaluating or in discussions with one or more acquisition targets, including entering into non-binding letters of intent. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill impairments, increased interest and amortization expense, and significant integration costs.

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
•failure to successfully implement infrastructure, logistics, and systems integrations which could, among other things, increase the risk of a cybersecurity incident;
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

Risks associated with our labor force and our customers’ labor force could have a significant adverse effect on our business.

We have an employee base of approximately 7,000 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition, and results of operations. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Like many companies in our industry, our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in our key positions to deliver the customer experience, particularly our transportation and supply chain associates, it could adversely impact our business, financial position, results of operations, and cash flows.

None of our associates are currently covered by collective bargaining or other similar labor agreements. However, if a larger number of our associates were to unionize, including as a result of any future legislation that makes it easier for associates to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other associates become represented by a union, we could experience a disruption of our operations and higher labor costs.

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

Further, a large portion of our customers are in the landscape services industry, which is labor intensive. Demand for our products may be impacted by our customers’ ability to attract, train, and retain workers. Restrictive immigration policies, trends in labor migration, and increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.

We depend on a limited number of key personnel. We may not be able to attract or retain key executives, which could adversely impact our business and inhibit our ability to operate and grow successfully.

We depend upon the ability and experience of a number of our executive management and other key personnel who have substantial experience with our operations and within our industry, including Doug Black, our Chairman, President, and Chief Executive Officer. The loss of the services of one or a combination of our senior executives or key employees could have a material adverse effect on our results of operations. Our business may also be negatively impacted if one of our senior executives or key employees is hired or recruited by a competitor. Our success also depends on our ability to continue to identify, attract, manage, motivate, and retain other qualified management personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of January 1, 2023, goodwill represented approximately 16% of our total assets. Goodwill is currently not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances, including a sustained decline in our market capitalization, indicate that the carrying amount of goodwill may not be recoverable. Any impairment of goodwill or other intangible assets, including as a result of market dynamics beyond our control, will reduce Net income in the period in which the impairment is recognized.

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

Inefficient or ineffective allocation of capital could adversely affect our operating results and/or stockholder value.

We strive to allocate capital in a manner that enhances stockholder value, lowers our cost of capital, or demonstrates our commitment to return excess capital to stockholders, while maintaining our ability to invest in strategic acquisition opportunities. In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of the Company’s common stock. The Company intends to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital, including with respect to returning value to our stockholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in stockholder value.

The majority of our Net sales are derived from credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our working capital and financial condition.

The majority of our Net sales in our 2022 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Compliance with, or liabilities under, environmental, health and safety laws and regulations, including laws and regulations pertaining to the use and application of fertilizers, herbicides, insecticides, and fungicides, could result in significant costs that adversely impact our reputation, business, financial position, results of operations, and cash flows.

We are subject to federal, state, provincial, and local environmental, health and safety laws and regulations, including laws that regulate the emission or discharge of materials into the environment, govern the use, packaging, labeling, transportation, handling, treatment, storage, disposal, and management of chemicals and hazardous substances and waste, and protect the health and safety of our associates and users of our products. Such laws also impose liability for investigation and remediation failures, and damages resulting from, present and past releases of hazardous substances, including releases at sites we have ever owned, leased or operated, or used as a disposal site. We could be subject to fines, penalties, civil or criminal sanctions, personal injury, property damage, or other third-party claims as a result of violations of, or liabilities under, these laws and regulations. We could also incur significant investigation and cleanup costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. In addition, changes in, or new interpretations of, existing laws, regulations, or enforcement policies as a result of the current presidential administration or otherwise, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including obligations with respect to any potential health hazards of our products, may lead to additional compliance or other costs that could have a material adverse effect on our business, financial position, results of operations, and cash flows.

In addition, in the United States, products containing herbicides and pesticides generally must be registered with the U.S. Environmental Protection Agency (“EPA”) and similar state agencies before they can be sold or distributed. The failure to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such products, could have an adverse effect on our business, the severity of which would depend in part on the products involved, whether other products could be substituted, and whether our competitors were similarly affected. The herbicides and pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a herbicide or pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

The use of certain herbicide and pesticide products is also regulated by various federal, state, provincial, and local environmental and public health agencies. We may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the herbicides and pesticides or other products we supply could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. We are subject to such allegations from time to time. The regulations may also apply to customers who may fail to comply with environmental, health and safety laws and subject us to liabilities. Costs to comply with environmental, health and safety laws, or to address liabilities or obligations thereunder, could have a material adverse impact on our reputation, business, financial position, results of operations, and cash flows.

Further, there may also be new legislation or regulatory change in response to the perceived effects of climate change, the occurrence of which may be elevated due to the current presidential administration. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs that could increase our environmental compliance expenditures. Such changes in climate change laws or regulations could further subject us to additional costs and restrictions, including increased energy and raw material costs. The possible effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operation and the supply and demand for weather-sensitive products. Because of the uncertainty of weather volatility related to climate change and any resulting unfavorable weather conditions, we cannot predict its impact on our financial condition, results of operations, or cash flows.

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

Our business is subject to significant federal, state, provincial, and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, employee benefits, marketing and advertising, and the application and use of herbicides, pesticides, and other chemicals. In particular, we anticipate that various federal, state, provincial, and local governing bodies may propose additional legislation and regulation that may be detrimental to our business, may decrease demand for the products we supply, or may substantially increase our operating costs, including proposed legislation, such as environmental regulations related to chemical or nutrient use, water use, climate change, equipment efficiency standards, and other environmental matters; other consumer protection laws or regulations; or health care coverage. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations, and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in litigation, suffer losses to our reputation, or suffer the loss of licenses, or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations, and cash flows.

In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems, as well as those of our third-party service providers and other third parties with whom we do business and communicate. In connection with the COVID-19 pandemic, and the related increase in work-from-home arrangements, there has been a spike in cybersecurity attacks as work-from-home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks. In addition, the technology systems of businesses that we have acquired or may acquire, as well as their practices related to the collection, use, maintenance, and disclosure of data, could present issues that we were not able to identify prior the acquisition or other issues that continue to pose risk to use, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. We have established security policies, processes, and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, and especially in light of increasingly sophisticated techniques used in cybersecurity attacks, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances where we cannot fully anticipate, detect, repel, or implement fully effective preventative measures, our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates, and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation. Furthermore, our increased use of mobile and cloud technologies, including as a result of changes in working environments such as work-from-home arrangements, has heighted these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software.

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

In July 2020, we experienced a ransomware attack on our information technology systems. There can be no guarantees that the attack will not lead to the disclosure of customer data, our trade secrets, or other intellectual property, or personal information of our employees. There can be no guarantee that the release of any of this information will not have a material adverse effect on our business, reputation, financial condition, and results of operations. In addition, the July 2020 ransomware attack could result in potential claims from customers, associates, stockholders, or regulatory agencies, which could result in significant judgements against us, penalties, and fines. The cost of investigating, mitigating, and responding to potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others could be significant.

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

If we fail to protect the security of personal information about our customers, we could be subject to interruption of our business operations, private litigation, reputational damage, and costly penalties.

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

We are subject to income and other taxes in U.S. federal and state jurisdictions, as well as Canada. Changes in applicable U.S. or Canadian tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could impact our tax expense and profitability. There may also be technical corrections or superseding legislation proposed with respect to tax laws, the risk of which may be elevated due to the current presidential administration, and the effect and timing cannot be predicted and may be adverse to us or our business, financial position, results of operations, and cash flows. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contains a number of tax-related provisions, including, among others, a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and a 1% excise tax on corporate stock repurchases. The 1% excise tax on share repurchases applies to shares repurchased after December 31, 2022, subject to certain exceptions. It is not possible to predict whether the Inflation Reduction Act of 2022 or other potential changes in the tax laws or changes in their interpretation could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.

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

As of January 1, 2023, we had $356.1 million of total long-term consolidated indebtedness outstanding and $58.7 million of finance lease obligations excluding interest.

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to a credit agreement dated December 23, 2013, which has been amended pursuant to the First Amendment dated June 13, 2014, the Second Amendment dated January 26, 2015, the Third Amendment dated February 13, 2015, the Fourth Amendment dated October 20, 2015, the Omnibus Amendment dated May 24, 2017, the Sixth Amendment dated February 1, 2019, and the Seventh Amendment dated July 22, 2022 (such agreement, as so amended, the “ABL Credit Agreement”), providing for an asset-based loan facility in the amount of up to $600.0 million, subject to availability under a borrowing base, with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (the “ABL Facility”). As of January 1, 2023, we had available borrowing capacity of $487.4 million under the ABL Facility. The ABL Facility matures on July 22, 2027.

Landscape Holding and Landscape are parties to an amended and restated credit agreement dated April 29, 2016, providing for a syndicated senior secured term loan facility (which was amended on November 23, 2016, May 24, 2017, December 12, 2017, August 14, 2018, and March 23, 2021 and as may be further amended, supplemented, waived, or otherwise modified from time to time, the term loans and, together with the ABL Facility, the “Credit Facilities”). On March 23, 2021, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement (“the Fifth Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto, in order to, among other things, incur $325.0 million of term loans (“the New Term Loans”). The New Term Loans mature on March 23, 2028.

In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our current indebtedness could have important consequences. Because of our current indebtedness:

•our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing is limited;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate purposes, and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;
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

Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, increases in interest rates could increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our current indebtedness. As of January 1, 2023, an increase of one percentage point in interest rates would result in an increase of approximately $1.1 million in projected interest payments for the 2023 Fiscal Year based on the amounts outstanding under the ABL Facility and the New Term Loans that were not covered by our interest rate swap contracts.

In addition, in certain circumstances, our variable rate indebtedness uses the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. Publication of the one-week and two-month USD LIBOR ceased at December 31, 2021. The cessation date for submission and publication of rates for all other tenors of USD LIBOR has been extended by the ICE Benchmark Administration until mid-2023. While this announcement extends the transition period, the United States Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021 and, as a result, in connection with our most recent amendment to the ABL Credit Agreement, dated July 22, 2022, we established an alternate rate of interest to LIBOR under the ABL Credit Agreement. Accordingly, the potential effect of the phase-out or replacement of LIBOR cannot yet be determined, and it is not possible to predict the effect of this transition, including the impact of utilizing alternative reference rates and how LIBOR will be determined for purposes of existing loans, securities, and derivative instruments currently referencing it when LIBOR ceases to exist.

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

Our Credit Facilities contain customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. The negative covenants limit the ability of Landscape Holding and Landscape to: incur additional indebtedness; pay dividends, redeem stock, or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of Landscape Holding’s restricted subsidiaries to pay dividends or make other intercompany transfers; create liens; transfer or sell assets; make negative pledges; consolidate, merge, sell, or otherwise dispose of all or substantially all of Landscape Holding’s assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

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

The final maturity date of the ABL Facility is July 22, 2027. The final maturity date of the New Term Loans is March 23, 2028. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2020, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

Risks Related to Our Common Stock

Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund operations and expenses, to pay dividends, or to meet debt service obligations is highly dependent on the earnings, and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings, or cash flow of Landscape and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Holdings needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. Payments of dividends, if any, will be at the sole discretion of our Board of Directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability and plans to fund future share repurchases, contractual, legal, tax, and regulatory restrictions, and implications of the payment of dividends by us to our stockholders or by our subsidiaries (including Landscape) to us, and such other factors as our Board of Directors may deem relevant. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. To the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends.

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
•war, civil unrest, terrorist acts, and epidemic disease, including the ongoing conflict between Russia and Ukraine;
•any future repurchases or sales of our common stock or other securities; and
•additions or departures of key personnel.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents, or stockholders, (iii) any action asserting a claim arising out of or under the General Corporation Law of the State of Delaware (the “DGCL”), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws), or (iv) any action asserting a claim that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
    Our corporate headquarters is located on leased premises at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076. Our corporate headquarters is approximately 55,000 square feet and the lease will expire in April 2026.
    We own and lease a variety of facilities in 45 U.S. states and six Canadian provinces for our branch operations, offices, and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet. As of January 1, 2023, we leased four distribution center facilities across the United States. The Hutchins, Texas distribution center is approximately 338,000 square feet and the Palmetto, Georgia distribution center is approximately 335,000 square feet, both of which commenced operations in the fourth quarter of 2021. The Carlisle, Pennsylvania distribution center is approximately 201,000 square feet and the Colton, California distribution center is approximately 179,000 square feet, both of which commenced operations in the first quarter of 2018. The significant majority of our facilities are subject to operating leases, and we own 16 properties. As of January 1, 2023, we operated 636 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	75	Kansas	5
Florida	67	Louisiana	5
Texas	46	Nevada	5
Virginia	38	Oklahoma	5
North Carolina	36	New Hampshire	4
Massachusetts	28	Oregon	4
New York	26	Kentucky	3
Georgia	22	Nebraska	3
Michigan	20	Utah	3
New Jersey	19	Arkansas	2
South Carolina	17	Delaware	2
Arizona	16	Iowa	2
Ohio	16	Hawaii	1
Illinois	15	Maine	1
Missouri	15	Mississippi	1
Connecticut	13	New Mexico	1
Washington	13	North Dakota	1
Maryland	11	Rhode Island	1
Tennessee	11	South Dakota	1
Pennsylvania	10	Alberta	9
Indiana	9	British Columbia	7
Minnesota	9	Ontario	7
Colorado	8	Saskatchewan	3
Alabama	7	Manitoba	1
Wisconsin	6	Québec	1
Idaho	5

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
    Shares of our common stock trade on the NYSE under the symbol “SITE”. As of February 17, 2023, there was one registered holder of our common stock (this excludes stockholders whose shares are held of record by brokers, banks, or other nominees).
Dividends
    We do not expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, to service our debt, finance the growth and development of our business, fund share repurchases, and for working capital and general corporate purposes. Our ability to pay dividends to holders of our common stock in the future will be limited as a practical matter by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by Landscape or its subsidiaries, because Landscape’s debt instruments directly or indirectly restrict Landscape’s ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions, and other factors that our Board of Directors may deem relevant. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions and Dividends by Subsidiaries” for a description of the restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
    Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

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
    The graph and table below present our cumulative total stockholder returns relative to the performance of the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index for the five most recent fiscal years. All values assume a $100 initial investment at the closing price of our common stock on the NYSE and in each index on the last trading day of fiscal year 2017. The data for the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Fiscal Year Ended
Company / Index	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023
SiteOne Landscape Supply, Inc.	$100.00	$72.48	$117.94	$206.82	$315.88	$152.96
NYSE Composite	$100.00	$90.37	$114.49	$122.26	$147.54	$133.75
S&P 400 MidCap	$100.00	$88.01	$112.15	$127.54	$159.12	$138.34
Dow Jones US Industrial Suppliers Index	$100.00	$97.10	$129.01	$163.14	$217.97	$189.21
Recent Sales of Unregistered Securities
    None.

Purchases of Equity Securities by Issuer and Affiliates Purchasers
    The following table provides information about the purchases of our common stock made during the three months ended January 1, 2023:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 3, 2022 to November 6, 2022	—	$—	—	$—
November 7, 2022 to December 4, 2022	30,723	$120.43	30,723	$396.3
December 5, 2022 to January 1, 2023	180,387	$118.06	180,387	$375.0
Total	211,110	$118.40	211,110	$375.0
______________
(a) In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report on Form 10-K.
    For the discussion of the financial condition and results of operations for the year ended January 2, 2022 compared to the year ended January 3, 2021, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 filed with the SEC on February 24, 2022, which discussion is incorporated herein by reference.
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
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of January 1, 2023, we had over 630 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 155,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
    We achieved another year of double-digit growth in Net sales and Organic Daily Sales in the 2022 Fiscal Year on top of the record growth for our company in the 2021 Fiscal Year, despite the challenges of continued high inflation, ongoing labor constraints, reduced product volume, and the potential and evolving effects of weakness in the new residential construction end market as well as general economic uncertainty. For the 2022 Fiscal Year, we achieved Net sales growth of 16% and Organic Daily Sales grew 11%. These results follow the strong Net sales growth of 29% and Organic Daily Sales growth of 22% in the 2021 Fiscal Year. While we did experience a volume decline in the 2022 Fiscal Year compared to the 2021 Fiscal Year, we remained above the 2019 Fiscal Year volume levels and the trends of consumers spending more time at home and investing in their outdoor living spaces, remains in place. We also completed 16 acquisitions and added 48 new locations through these acquisition transactions in the 2022 Fiscal Year. Looking forward, we expect macroeconomic and market conditions to remain challenging, including as a result of inflation and rising interest rates. In addition to broad-based supply chain disruptions, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the 2022 Fiscal Year, this conflict did not have a material impact on our supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in effects on our operations.
    For the 2022 Fiscal Year, we experienced price increases across most product lines, with the largest increases in commodity products such as PVC pipe and fertilizer. To date, we have successfully mitigated the effects of product cost inflation by working with our suppliers and customers to pass through the cost increases that have occurred in the market. Based upon year-over-year price increases in our highest selling SKUs, we estimate price inflation contributed approximately 18% to our Organic Daily Sales growth in the 2022 Fiscal Year. We are starting to see product cost inflation moderate as our prior year comparable product costs include the increases incurred in the 2022 Fiscal Year. We expect low single digits price inflation during the 2023 Fiscal Year with the majority of price inflation expected in the first half of the year.

    We continued to be negatively affected by broad-based supply chain disruptions in the 2022 Fiscal Year. To date, such impacts have been minimized mainly through our ongoing supply chain initiatives, as discussed further below in “Strategic Initiatives”. We have benefited from strategic inventory purchases ahead of supplier cost increases, which resulted in increased safety stock that allowed us to largely satisfy customer demand when products were not immediately available from our suppliers. Our decision to increase stocking levels during the 2022 Fiscal Year to mitigate supply chain disruptions resulted in elevated inventory levels as of January 1, 2023. However, we continue to make progress reducing excess inventory at our branches and distribution centers. These strategic actions and the effective management of price inflation, in addition to contributions from acquisitions and supplier programs, helped increase gross margin by 50 basis points to 35.4% for the 2022 Fiscal Year.
    As of January 1, 2023, we are operational in four distribution center facilities across the United States that expanded our supply chain capabilities during the 2022 Fiscal Year. These distribution centers are located in Hutchins, Texas (338,000 square feet), Palmetto, Georgia (335,000 square feet), Carlisle, Pennsylvania (201,000 square feet), and Colton, California (179,000 square feet). In addition, we are in the process of completing the transition of our West distribution center from Colton, California to a new location of approximately 392,000 square feet in Phoenix, Arizona. We intend to complete this transition during the first half of the 2023 Fiscal Year and operate a single West distribution center going forward. While we expect supply chain challenges to continue as discussed above, we believe we can significantly minimize the impact on our customers and our business operations through the execution of our supply initiatives.
    In addition to challenging market conditions and broad-based supply chain disruptions, uncertainty remains regarding the full impact and duration of the COVID-19 pandemic, including, the impact of new strains and variants of the coronavirus and the pandemic’s impact on the U.S. and global economies and supply chains. Although we have experienced operational and other challenges to date, and may again in the future, there has been no material adverse impact as a result of the pandemic on our results of operations during the 2022 Fiscal Year. Throughout the pandemic, the safety of our associates, customers, and suppliers has remained a top priority while we strive to deliver quality products and exceptional service to our customers and communities. We will continue to monitor the ongoing COVID-19 pandemic and may take further actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and stockholders.
    As we continue to navigate through the current uncertainty presented by short-term market conditions, we believe that we are well prepared to meet the challenges ahead due to our balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. We've also made great progress in the 2022 Fiscal Year in building SiteOne as a company of excellence, one that creates exceptional value for our associates, customers, suppliers, shareholders, and communities and remains resilient for the longer term. As we face softer markets in 2023, our improved capabilities and robust acquisition pipeline along with our industry leading position, flexible business model, and ongoing margin expansion initiatives have us well positioned to address the challenges ahead and achieve continued success. We will continue to closely monitor the impact of the war in Ukraine, COVID-19, and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. See Part I, Item 1A. - “Risk Factors”, for a discussion of risks related to inflation and increased operating costs as well as risks associated with supply chain delays or interruptions that could have a material adverse effect on our operations and financial results.
Presentation
    Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively.
    The discussion of our financial condition is presented for the 2022 Fiscal Year, which ended on January 1, 2023 and included 52 weeks and 252 Selling Days, and the 2021 Fiscal Year, which ended on January 2, 2022 and included 52 weeks and 253 Selling Days. “Selling Days” are defined below within the “Key Business and Performance Metrics” section.
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

Weather Conditions and Seasonality
    In a typical year, our operating results are impacted by seasonality. Our Net sales and Net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters, and historically, we have incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow and ice storms, wet weather, and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt, but also may delay construction projects where our products are used.
Industry and Key Economic Conditions
    Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods, and landscape accessories, for use in the construction of newly built homes, commercial buildings, and recreational spaces. The landscape supply industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, mortgage interest rates, home sales, and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape supply industry also includes a significant amount of agronomic products such as fertilizer, herbicides, and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.
Popular Consumer Trends
    Preferences in housing, lifestyle, and environmental awareness can also impact the overall level of demand and mix for the products we offer. Examples of current trends we believe are important to our business include an ongoing interest in professional landscape services inspired by the popularity of home and garden television shows, magazines, and social media, the increasingly popular concept of “outdoor living,” which has been a key driver of sales growth for our hardscapes and outdoor lighting products, and the social focus on eco-friendly products that promote water conservation, energy efficiency, and the adoption of “green” standards.
Acquisitions
    In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired companies and seek to achieve synergies. As of January 1, 2023, we have invested $395.9 million in 24 acquisitions since the start of the 2021 Fiscal Year. The following is a summary of the acquisitions completed during the 2022 Fiscal Year and the 2021 Fiscal Year:
•In December 2022, we acquired all of the outstanding stock of Whittlesey Landscape Supplies and Recycling, Inc. (“Whittlesey”). With seven locations in the greater Austin, Texas market, Whittlesey is a producer and wholesale distributor of bulk landscape supplies and hardscapes to landscape professionals.
•In December 2022, we acquired the assets and assumed the liabilities of Telluride Natural Stone, Inc. (“Telluride Natural Stone”). With one location in Phoenix, Arizona, Telluride Natural Stone is a wholesale distributor of hardscape products and landscape supplies to landscape professionals.
•In October 2022, we acquired the assets and assumed the liabilities of Madison Block & Stone, LLC (“Madison Block & Stone”). With one location in Madison, Wisconsin, Madison Block & Stone is a wholesale distributor of natural stone, pavers, bulk materials, and landscape supplies to landscape professionals.
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

Working Capital
    Our business is characterized by a relatively high level of reported working capital, the effects of which can be compounded by changes in prices. In addition to affecting our Net sales, fluctuations in prices of supplies tend to result in changes in our reported inventories, trade receivables, and trade payables, even when our sales volumes and our rate of turnover of these working capital items remain relatively constant. Our working capital needs are exposed to these price fluctuations, as well as to fluctuations in our cost for transportation and distribution. We may not always be able to reflect these increases in our pricing. The strategic initiatives described above are designed to reduce our exposure to these fluctuations and maintain and improve our efficiency.

Results of Operations
    In the following discussion of our results of operations, we make comparisons between the 2022 Fiscal Year and the 2021 Fiscal Year (in millions, except percentages).

	Consolidated Statements of Operations
	January 3, 2022 to January 1, 2023		January 4, 2021 to January 2, 2022
Net sales	$4,014.5	100.0%	$3,475.7	100.0%
Cost of goods sold	2,593.0	64.6%	2,263.1	65.1%
Gross profit	1,421.5	35.4%	1,212.6	34.9%
Selling, general and administrative expenses	1,097.0	27.3%	900.6	25.9%
Other income	8.6	0.2%	1.7	—%
Operating income	333.1	8.3%	313.7	9.0%
Interest and other non-operating expenses, net	20.0	0.5%	19.2	0.6%
Income tax expense	67.7	1.7%	56.1	1.6%
Net income	$245.4	6.1%	$238.4	6.9%

Comparison of the 2022 Fiscal Year to the 2021 Fiscal Year

Net sales

    Net sales for the 2022 Fiscal Year increased 16% to $4,014.5 million as compared to $3,475.7 million for the 2021 Fiscal Year primarily due to price inflation resulting from rising product costs and contributions from acquisitions. Organic Daily Sales for the 2022 Fiscal Year increased 11% due to price inflation in response to rising product costs, partially offset by dampened volume resulting from higher prices and moderating economic conditions. Based upon year-over-year price increases in our highest selling SKUs, we estimate price inflation contributed approximately 18% to our Organic Daily Sales growth in the 2022 Fiscal Year. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 12%. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 7%. The increases for both landscaping products and agronomic products were primarily due to price inflation as the costs for certain products such as PVC pipe and fertilizer increased significantly in response to strong demand and supply chain disruptions. Acquisitions contributed $186.8 million, or 5%, to Net sales growth for the 2022 Fiscal Year.

Cost of goods sold

    Cost of goods sold for the 2022 Fiscal Year increased 15% to $2,593.0 million from $2,263.1 million for the 2021 Fiscal Year. The increase in Cost of goods sold was primarily attributable to acquisitions and product cost inflation.

Gross profit and gross margin

    Gross profit for the 2022 Fiscal Year increased 17% to $1,421.5 million as compared to $1,212.6 million for the 2021 Fiscal Year. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin increased 50 basis points to 35.4% for the 2022 Fiscal Year as compared to 34.9% for the 2021 Fiscal Year. The increase in gross margin reflects contributions from acquisitions, supplier programs, and the benefit of supply chain initiatives, including strategic inventory purchases ahead of supplier cost increases. The improvement in gross margin during the first half of the year was partially offset as the larger price realization benefit achieved in the second half of the 2021 Fiscal Year was not repeated in the second half of the 2022 Fiscal Year.

Selling, general and administrative expenses

    Selling, general and administrative expenses (“SG&A”) for the 2022 Fiscal Year increased 22% to $1,097.0 million from $900.6 million for the 2021 Fiscal Year. The increase in SG&A was primarily due to the additional operating expenses supporting our sales growth as well as contributions from acquisitions. SG&A as a percentage of Net sales increased 140 basis points to 27.3% for the 2022 Fiscal Year compared to 25.9% for the 2021 Fiscal Year. The increase in SG&A as a percentage of Net sales was primarily due to additional operating expenses supporting our growth, cost inflation, and contributions from acquisitions. Depreciation and amortization increased $20.8 million to $103.8 million primarily as a result of our acquisitions.

Interest and other non-operating expense, net

    Interest and other non-operating expense, net increased 4% to $20.0 million in the 2022 Fiscal Year from $19.2 million in the 2021 Fiscal Year. The increase in interest expense was primarily due to higher borrowings in the 2022 Fiscal Year as compared to the 2021 Fiscal Year.

Income tax expense

    Income tax expense was $67.7 million during the 2022 Fiscal Year as compared to $56.1 million during the 2021 Fiscal Year. The effective tax rate was 21.6% for the 2022 Fiscal Year as compared to 19.0% for the 2021 Fiscal Year. The increase in the effective tax rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $10.4 million were recognized for the 2022 Fiscal Year as compared to $20.2 million for the 2021 Fiscal Year.

 Net income

    Net income for the 2022 Fiscal Year increased 3% to $245.4 million as compared to $238.4 million for the 2021 Fiscal Year. The increase in Net income was primarily due to sales growth and gross margin improvement.

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

(In millions except per share information and percentages, unaudited)
	2022 Fiscal Year					2021 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$4,014.5	$890.0	$1,102.6	$1,216.6	$805.3	$3,475.7	$805.2	$936.4	$1,083.9	$650.2
Cost of goods sold	2,593.0	587.4	714.0	755.5	536.1	2,263.1	522.8	595.9	695.7	448.7
Gross profit	1,421.5	302.6	388.6	461.1	269.2	1,212.6	282.4	340.5	388.2	201.5
Selling, general and administrative expenses	1,097.0	304.6	289.2	272.7	230.5	900.6	247.2	235.3	225.8	192.3
Other (income) expense, net	(8.6)	(2.0)	(2.4)	(1.7)	(2.5)	(1.7)	(0.1)	1.8	(2.2)	(1.2)
Operating income	333.1	—	101.8	190.1	41.2	313.7	35.3	103.4	164.6	10.4
Interest and other non-operating expenses, net	20.0	5.5	5.6	4.6	4.3	19.2	5.1	4.3	4.3	5.5
Income tax (benefit) expense	67.7	(4.6)	22.9	44.8	4.6	56.1	2.7	19.1	36.8	(2.5)
Net income (loss)	$245.4	$(0.9)	$73.3	$140.7	$32.3	$238.4	$27.5	$80.0	$123.5	$7.4
Net income (loss) per common share:
Basic	$5.45	$(0.02)	$1.63	$3.12	$0.72	$5.35	$0.61	$1.79	$2.77	$0.17
Diluted	$5.36	$(0.02)	$1.60	$3.07	$0.70	$5.20	$0.60	$1.74	$2.70	$0.16
Adjusted EBITDA(a)	$464.3	$38.9	$135.6	$222.0	$67.8	$415.1	$61.8	$128.2	$190.6	$34.5
Net sales as a percentage of annual Net sales	100.0%	22.2%	27.5%	30.3%	20.0%	100.0%	23.2%	26.9%	31.2%	18.7%
Gross profit as a percentage of annual Gross profit	100.0%	21.3%	27.3%	32.4%	19.0%	100.0%	23.3%	28.1%	32.0%	16.6%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	8.4%	29.2%	47.8%	14.6%	100.0%	14.9%	30.9%	45.9%	8.3%
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

•Adjusted EBITDA is helpful in highlighting operating trends because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities, and capital investments;
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

    The following table presents a reconciliation of Adjusted EBITDA to Net income (in millions, unaudited):

	2022 Fiscal Year					2021 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$245.4	$(0.9)	$73.3	$140.7	$32.3	$238.4	$27.5	$80.0	$123.5	$7.4
Income tax (benefit) expense	67.7	(4.6)	22.9	44.8	4.6	56.1	2.7	19.1	36.8	(2.5)
Interest expense, net	20.0	5.5	5.6	4.6	4.3	19.2	5.1	4.3	4.3	5.5
Depreciation & amortization	103.8	31.6	27.4	23.1	21.7	83.0	22.3	21.0	20.3	19.4
EBITDA	436.9	31.6	129.2	213.2	62.9	396.7	57.6	124.4	184.9	29.8
Stock-based compensation(a)	18.3	4.3	4.5	5.8	3.7	14.3	3.1	3.5	4.6	3.1
(Gain) loss on sale of assets(b)	(0.8)	0.2	(0.7)	(0.2)	(0.1)	(0.1)	0.2	(0.2)	(0.2)	0.1
Financing fees(c)	0.3	—	0.1	0.2	—	0.7	—	—	—	0.7
Acquisitions and other adjustments(d)	9.6	2.8	2.5	3.0	1.3	3.5	0.9	0.5	1.3	0.8
Adjusted EBITDA(e)	$464.3	$38.9	$135.6	$222.0	$67.8	$415.1	$61.8	$128.2	$190.6	$34.5
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

    The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days; unaudited):

	2022 Fiscal Year					2021 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$4,014.5	$890.0	$1,102.6	$1,216.6	$805.3	$3,475.7	$805.2	$936.4	$1,083.9	$650.2
Organic sales(a)	3,738.4	815.0	1,017.8	1,145.5	760.1	3,386.4	772.1	908.2	1,057.7	648.4
Acquisition contribution(b)	276.1	75.0	84.8	71.1	45.2	89.3	33.1	28.2	26.2	1.8
Selling Days	252	60	63	64	65	253	61	63	64	65
Organic Daily Sales	$14.8	$13.6	$16.2	$17.9	$11.7	$13.4	$12.7	$14.4	$16.5	$10.0
_____________________________________

(a)    Organic sales equal Net sales less Net sales from branches acquired in 2022 and 2021.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2022 Fiscal Year. Includes Net sales from branches acquired in 2022 and 2021.

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
    On October 20, 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the 2022 Fiscal Year, we repurchased 211,110 shares of our common stock at an average price per share of $118.40. As of January 1, 2023, the dollar value of shares that may yet be purchased under the share repurchase authorization was $375.0 million.
    Our borrowing base capacity under the ABL Facility was $487.4 million as of January 1, 2023, after giving effect to $100.0 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $11.5 million. There were no revolving credit loans outstanding and our borrowing base capacity under the ABL Facility was $364.1 million as of January 2, 2022. As of January 1, 2023, we had total cash and cash equivalents of $29.1 million, total gross long-term debt of $356.1 million, and total finance lease obligations (excluding interest) of $58.7 million.
    Working capital was $759.5 million as of January 1, 2023, an increase of $143.6 million as compared to $615.9 million as of January 2, 2022. The change in working capital was primarily attributable to higher receivables reflecting our sales growth and higher inventory as a result of acquisitions, product cost inflation, and our decision to increase inventory stocking levels to mitigate supply chain disruptions.
    Capital expenditures of $27.1 million for the 2022 Fiscal Year were 0.7% of Net sales for the year. Capital expenditures have averaged $26.1 million annually from the 2020 Fiscal Year to the 2022 Fiscal Year representing an average of 0.8% of Net sales over this time period. We expect capital expenditures to be in a range of 0.7% to 1.2% as a percentage of Net sales for the 2023 Fiscal Year.
    The following table summarizes current and long-term material cash requirements for our aggregate contractual obligations and other commercial commitments as of January 1, 2023 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$356.1	$4.0	$352.1
Interest on long-term debt	$97.9	$15.2	$82.7
Finance leases	$64.7	$17.2	$47.5
Operating leases	$387.6	$76.4	$311.2
Purchase obligations	$174.7	$104.7	$70.0
    Our gross long-term debt balance increased $95.9 million since January 2, 2022 to $356.1 million. This increase was primarily attributable to our acquisition investments and funding the increase in our working capital. We have current maturities on our long-term debt of $4.0 million, which includes $2.5 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of January 1, 2023 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of January 1, 2023. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt increased $51.2 million since January 2, 2022 to $97.9 million, primarily due to the increase in borrowings under the ABL Facility, rising interest rates, and the extended maturity date under the Seventh Amendment to the ABL Credit Agreement. Refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
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

    Our purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. The largest purchase obligations include contracts with various farmers that run through the 2025 Fiscal Year and obligate us to make payments for certain nursery products and grass seeds for approximately $125.0 million, which includes expected payments of $77.9 million for the 2023 Fiscal Year. There are also other supplier and service arrangements with vendors totaling $49.7 million, of which $26.8 million of payments are expected to be made in the 2023 Fiscal Year. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. We have excluded purchase orders and agreements made in the ordinary course of business that are cancelable without penalty. Any amounts for which we are liable under purchase orders for goods received are reflected in Accounts payable on our Consolidated Balance Sheets and are excluded from the table above. Refer to “Note 10. Commitments and Contingencies” in the notes to the consolidated financial statements for additional information regarding our purchase commitments.
Cash Flow Summary
    Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	For the year
Net cash provided by (used in):	January 3, 2022 to January 1, 2023	January 4, 2021 to January 2, 2022
Operating activities	$217.2	$210.8
Investing activities	$(284.4)	$(182.0)
Financing activities	$43.4	$(30.4)
Cash flow provided by operating activities

    Net cash provided by operating activities for the 2022 Fiscal Year was $217.2 million compared to $210.8 million for the 2021 Fiscal Year. The improvement was primarily due to higher Net income, including the adjustments to reconcile Net income to net cash provided by operating activities, partially offset by an increase in working capital.

Cash flow used in investing activities

    Net cash used in investing activities for the 2022 Fiscal Year was $284.4 million compared to $182.0 million for the 2021 Fiscal Year. The increase reflects higher acquisition investments during the 2022 Fiscal Year compared to the 2021 Fiscal Year. Capital expenditures of $27.1 million were $5.4 million lower in the 2022 Fiscal Year compared to $32.5 million in the 2021 Fiscal Year due to decreased investments in material handling equipment used in our branches.

Cash flow provided by (used in) financing activities

    Net cash provided by financing activities was $43.4 million for the 2022 Fiscal Year compared to net cash used in financing activities of $(30.4) million in the 2021 Fiscal Year. The increase in net cash provided by financing activities primarily reflects higher borrowings to fund the increase in working capital and our acquisition investments, partially offset by repurchases of our common stock.

External Financing
Term Loans
    Landscape Holding and Landscape, as borrowers (collectively, the “Borrowers”), entered into the Fifth Amendment to the Amended and Restated Credit Agreement, the (“Fifth Amendment”), dated as of March 23, 2021, with JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amends and restates the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”). The New Term Loans mature on March 23, 2028.

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
Amendments of the Term Loans
    On March 23, 2021, the Borrowers entered into the Fifth Amendment in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent, and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used to, among other things, (i) to repay in full the term loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”), (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.
    The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 6.39% as of January 1, 2023.
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
    On July 22, 2022, the ABL Borrowers, entered into the Seventh Amendment to the ABL Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended and restated the ABL Credit Agreement in order to, among other things, (i) increase the aggregate principal amount of the commitments to $600.0 million, (ii) extend the final scheduled maturity of the revolving credit facility to July 22, 2027, (iii) establish an alternate rate of interest to the LIBOR rate, (iv) replace the administrative and collateral agent, and (v) make such other changes as agreed among the ABL Borrowers and the lenders. Proceeds of the initial borrowings under the ABL Credit Agreement on the closing date of the Seventh Amendment were used, among other things, (i) to repay in full the loans outstanding under the ABL Credit Agreement immediately prior to the effectiveness of the Seventh Amendment, (ii) to pay fees and expenses related to the Seventh Amendment and the ABL Credit Agreement, and (iii) for working capital and other general corporate purposes.
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
    The interest rate on outstanding balances under the ABL Facility ranged from 5.69% to 5.77% as of January 1, 2023. There were no outstanding balances under the ABL Facility as of January 2, 2022. Additionally, the ABL Borrowers paid a commitment fee of 0.20% on the unfunded amount as of January 1, 2023, and a commitment fee of 0.25% on the unfunded amount as of January 2, 2022.
    The ABL Facility is subject to mandatory prepayments if the outstanding loans and letters of credit exceed either the aggregate revolving commitments or the current borrowing base, in an amount equal to such excess. Additionally, the ABL Facility is subject to various covenants, including incurrence covenants that require the Company to meet minimum financial ratios, and additional borrowings and other corporate transactions may be limited by failure to meet these financial ratios. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interest in collateral pledged under the agreement, or restrict the ABL Borrowers’ ability to obtain additional borrowings under these agreements. The ABL Facility is secured by a first lien security interest over inventory and receivables and a second lien security interest over all other assets pledged as collateral.
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
    The Second Amended and Restated Credit Agreement and the ABL Credit Agreement restrict the ability of our subsidiaries to pay dividends, make loans, or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Second Amended and Restated Credit Agreement and the ABL Credit Agreement and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans to us.
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
    As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets. As of January 1, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $1.8 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets. For additional information, refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 8. Long-Term Debt” in the notes to the consolidated financial statements.

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
Inventory Valuation
Summary:
    Product inventories represent our largest asset and are recorded at the lower of actual cost or estimated net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of approximately 155,000 SKUs and manage inventory at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory.
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
Sensitivity of Estimates to Change:
    Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of sales. A 10% change to our current reserve for excess and obsolete inventory would not result in a material change to our consolidated financial statements; however, given the value of inventory on hand, a significant change in demand or market conditions could result in a material adjustment to our reserve in future periods. We have not recorded any material net adjustments or such changes to our inventory reserves during the 2022 Fiscal Year or the 2021 Fiscal Year.
Acquisitions
Summary:
    From time to time, we enter into strategic acquisitions in an effort to better service existing customers and to attract new customers. When we acquire a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, we apply the acquisition method described in Accounting Standards Codification Topic 805, Business Combinations. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward.

    We allocate the purchase consideration paid to acquire the business to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The value of residual goodwill is not amortized but is tested at least annually for impairment as described below in “Goodwill”. If during the measurement period (a period not to exceed 12 months from the acquisition date) we receive additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown to us, we make the appropriate adjustments to the purchase price allocation in the reporting period the amounts are determined.

Judgments and Uncertainties:
    Significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically engage third-party valuation specialists, who work under the direction of management, for the more significant acquired tangible and intangible assets. The fair value of the assets acquired and liabilities assumed is determined through established valuation techniques, such as the income, cost, or market approach, and estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.
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
Sensitivity of Estimates to Change:
    We completed 16 acquisitions during the 2022 Fiscal Year for an aggregate purchase price of $248.7 million and the preliminary valuations of assets acquired included customer relationship intangible assets of $95.8 million and trademarks and other intangible assets of $15.4 million. Key assumptions used in determining the fair values of customer relationships included future earnings projections, customer attrition rates, and discount rates, among others. Additionally, assumptions used to calculate the fair values of trademarks and other intangible assets included relief-from-royalty models and revenue projections, royalty rates, future earnings projections, discount rates, and probabilities of competition and successful competition, among others. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired. We believe the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine the fair values of the assets acquired, which could result in impairment losses in the future. Changes in business conditions may also require future adjustments to the useful lives of assets acquired. If we determine that the useful lives of assets acquired are shorter than we had originally estimated, the rate of amortization would be accelerated over the assets’ new, shorter useful lives. Changes in key assumptions resulting in a 10% revision of the estimated fair values of finite-lived intangible assets acquired during the 2022 Fiscal Year would impact amortization of acquisition intangible assets by $11.1 million over a weighted-average amortization period of 17.9 years primarily on an accelerated basis. No material adjustments to the valuation of such assets, impairment loss, or accelerated amortization of intangible assets due to revised useful lives was recorded in the 2022 Fiscal Year or the 2021 Fiscal Year.
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

Judgments and Uncertainties:
    Significant judgment is required to determine whether impairment indicators exist and to estimate the fair value of our reporting units. Estimating the fair value of reporting units using the discounted cash flow model requires us to make assumptions and projections of revenue growth rates, gross margins, SG&A, capital expenditures, working capital, depreciation, terminal values, and weighted average cost of capital, among other factors.
    The assumptions used to estimate fair value consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.
Sensitivity of Estimates to Change:
    During the third quarter of the 2022 Fiscal Year, we performed our annual quantitative assessment of goodwill. No goodwill impairment charge was recorded as a result of the testing and the estimated fair value of each of our reporting units substantially exceeded its carrying value. In addition, a 10% decline in the projected cash flows or a 10% increase in the discount rate assumption utilized in our annual quantitative testing would not result in an impairment of any of our reporting units.
Recently Issued and Adopted Accounting Pronouncements
    Refer to “Note 1. Nature of Business and Significant Accounting Policies” to our audited consolidated financial statements included in this Annual Report on Form 10-K, for a description of recently issued and adopted accounting pronouncements.
Accounting Pronouncements Issued But Not Yet Adopted
    Refer to “Note 1. Nature of Business and Significant Accounting Policies” to our audited consolidated financial statements included in this Annual Report on Form 10-K, for a description of accounting pronouncements that have been issued but not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures about Market Risk
    The economy and its impact on discretionary consumer spending, labor wages, fuel, fertilizer, and other material costs, home sales, unemployment rates, insurance costs, foreign exchange, and medical costs could have a material adverse impact on future results of operations. We are exposed to market risk in the ordinary course of our business, primarily in the form of commodity risk, product price risk, interest rate risk, and credit risk. To mitigate these risks, we utilize various financial instruments in the ordinary course of business, which are not held for any speculative or trading purposes.
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
•Loans under the ABL Facility bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on average daily excess availability under the ABL Facility, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00.
•The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%.
    The portions of our outstanding balances under the ABL Facility and the New Term Loans that were not covered by interest rate swap contracts are subject to variable interest rates. We performed a sensitivity analysis and determined that an increase of one percentage point in interest rates on our variable-rate debt outstanding at January 1, 2023 would increase our projected interest payments by approximately $1.1 million for the 2023 Fiscal Year. Actual interest payments may differ in the future based on additional changes in floating interest rates or other factors and events, including our entry into amendments of the ABL Facility and the New Term Loans.
Credit Risk
    We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers, and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 5% of gross receivables as of January 1, 2023.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended January 1, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company completed various acquisitions during the year ended January 1, 2023 for an aggregate purchase price of approximately $248.7 million. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $95.8 million. Management estimated the fair value of the customer relationship intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of customer relationship intangible assets required management to make significant estimates and assumptions, including the selection of the discount rates. Changes in the discount rates could have a significant impact on the fair value of customer relationship intangible assets.

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
February 23, 2023

We have served as the Company’s auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

Assets	January 1, 2023	January 2, 2022
Current assets:
Cash and cash equivalents	$29.1	$53.7
Accounts receivable, net of allowance for doubtful accounts of $21.7 and $13.5, respectively	455.5	393.8
Inventory, net	767.7	636.6
Income tax receivable	10.9	3.3
Prepaid expenses and other current assets	56.1	41.4
Total current assets	1,319.3	1,128.8

Property and equipment, net (Note 4)	188.8	151.5
Operating lease right-of-use assets, net (Note 6)	321.6	298.5
Goodwill (Note 5)	411.9	311.1
Intangible assets, net (Note 5)	276.0	213.9
Deferred tax assets (Note 1 and Note 9)	3.7	3.2
Other assets	12.6	9.1
Total assets	$2,533.9	$2,116.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$279.7	$254.5
Current portion of finance leases (Note 6)	14.8	11.0
Current portion of operating leases (Note 6)	70.1	62.1
Accrued compensation	81.2	99.3
Long-term debt, current portion (Note 8)	4.0	4.0
Accrued liabilities	110.0	82.0
Total current liabilities	559.8	512.9

Other long-term liabilities	12.8	10.6
Finance leases, less current portion (Note 6)	43.9	34.4
Operating leases, less current portion (Note 6)	260.1	244.2
Deferred tax liabilities (Note 1 and Note 9)	7.8	5.1
Long-term debt, less current portion (Note 1 and Note 8)	346.6	251.2
Total liabilities	1,231.0	1,058.4

Commitments and contingencies (Note 10)

Stockholders’ equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,148,312 and 44,788,385 shares issued, and 44,916,291 and 44,767,474 shares outstanding at January 1, 2023 and January 2, 2022, respectively	0.5	0.4
Additional paid-in capital	577.1	562.3
Retained earnings	742.9	497.5
Accumulated other comprehensive income (loss)	7.7	(2.2)
Treasury stock, at cost, 232,021 and 20,911 shares at January 1, 2023 and January 2, 2022, respectively	(25.3)	(0.3)
Total stockholders’ equity	1,302.9	1,057.7
Total liabilities and stockholders’ equity	$2,533.9	$2,116.1
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Net sales	$4,014.5	$3,475.7	$2,704.5
Cost of goods sold	2,593.0	2,263.1	1,803.2
Gross profit	1,421.5	1,212.6	901.3

Selling, general and administrative expenses	1,097.0	900.6	728.2
Other income	8.6	1.7	6.7
Operating income	333.1	313.7	179.8

Interest and other non-operating expenses, net	20.0	19.2	31.0
Income before taxes	313.1	294.5	148.8
Income tax expense	67.7	56.1	27.5
Net income	$245.4	$238.4	$121.3

Net income per common share:
Basic	$5.45	$5.35	$2.83
Diluted	$5.36	$5.20	$2.75
Weighted average number of common shares outstanding:
Basic	45,048,218	44,578,649	42,858,691
Diluted	45,780,836	45,805,373	44,093,501
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Net income	$245.4	$238.4	$121.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.9)	(0.1)	0.7
Interest rate swaps - net unrealized gains (losses) and reclassifications into earnings, net of taxes of $(4.8), $(1.4), and $0.1, respectively	13.8	4.2	(0.5)
Total other comprehensive income	9.9	4.1	0.2
Comprehensive income	$255.3	$242.5	$121.5
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at December 29, 2019	41,570.8	$0.4	$261.8	$137.8	$(6.5)	$(0.3)	$393.2
Net income	—	—	—	121.3	—	—	121.3
Other comprehensive income	—	—	—	—	0.2	—	0.2
Issuance of common stock in public offering, net of issuance costs	2,150.0	—	261.7	—	—	—	261.7
Issuance of common shares under stock-based compensation plan	558.7	—	8.0	—	—	—	8.0
Stock-based compensation	—	—	10.6	—	—	—	10.6
Balance at January 3, 2021	44,279.5	$0.4	$542.1	$259.1	$(6.3)	$(0.3)	$795.0
Net income	—	—	—	238.4	—	—	238.4
Other comprehensive income	—	—	—	—	4.1	—	4.1
Issuance of common shares under stock-based compensation plan	488.0	—	5.9	—	—	—	5.9
Stock-based compensation	—	—	14.3	—	—	—	14.3
Balance at January 2, 2022	44,767.5	$0.4	$562.3	$497.5	$(2.2)	$(0.3)	$1,057.7
Net income	—	—	—	245.4	—	—	245.4
Other comprehensive income	—	—	—	—	9.9	—	9.9
Issuance of common shares under stock-based compensation plan	359.9	0.1	(3.5)	—	—	—	(3.4)
Stock-based compensation	—	—	18.3	—	—	—	18.3
Repurchases of common stock	(211.1)	—	—	—	—	(25.0)	(25.0)
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Cash Flows from Operating Activities:
Net income	$245.4	$238.4	$121.3
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	51.6	36.2	29.4
Stock-based compensation	18.3	14.3	10.6
Amortization of software and intangible assets	52.2	46.8	37.8
Amortization of debt related costs	1.1	2.3	4.1
Loss on extinguishment of debt	0.6	0.8	—
Gain on sale of equipment	(0.8)	(0.1)	(0.4)
Deferred income taxes	(5.2)	(3.1)	0.4
Other	2.3	6.5	3.7
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(44.6)	(92.1)	2.8
Inventory	(99.3)	(156.9)	(7.9)
Income tax receivable	(7.6)	3.5	0.2
Prepaid expenses and other assets	3.5	(3.2)	(11.0)
Accounts payable	8.9	74.4	(4.3)
Accrued expenses and other liabilities	(9.2)	43.0	42.7
Net Cash Provided By Operating Activities	$217.2	$210.8	$229.4

Cash Flows from Investing Activities:
Purchases of property and equipment	(27.1)	(32.5)	(18.6)
Purchases of intangible assets	(14.6)	(4.5)	(7.2)
Acquisitions, net of cash acquired	(244.9)	(147.2)	(159.4)
Proceeds from the sale of property and equipment	2.2	2.2	1.0
Net Cash Used In Investing Activities	$(284.4)	$(182.0)	$(184.2)

Cash Flows from Financing Activities:
Equity proceeds from common stock	3.6	9.3	271.5
Repurchases of common stock	(24.4)	—	—
Borrowings under term loan	—	325.0	—
Repayments under term loan	(2.6)	(338.6)	(172.8)
Borrowings on asset-based credit facility	732.8	161.9	285.4
Repayments on asset-based credit facility	(632.8)	(161.9)	(378.2)
Payments of debt issuance costs	(2.3)	(2.4)	—
Payments on finance lease obligations	(12.6)	(10.4)	(8.5)
Payments of acquisition related contingent obligations	(10.0)	(8.6)	(4.8)
Other financing activities	(8.3)	(4.7)	(1.7)
Net Cash Provided By (Used In) Financing Activities	$43.4	$(30.4)	$(9.1)

Effect of exchange rate on cash	(0.8)	0.1	0.1
Net Change In Cash	(24.6)	(1.5)	36.2

Cash and cash equivalents:
Beginning	53.7	55.2	19.0
Ending	$29.1	$53.7	$55.2

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$15.5	$15.6	$27.3
Cash paid during the year for income taxes	$82.1	$55.8	$25.2
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of Business
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than four percent of sales and total assets in Canada for all periods presented. As of January 1, 2023, the Company had over 630 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.
Share Repurchase Program
On October 20, 2022, the Company’s Board of Directors authorized the Company to repurchase, at any time or from time to time, shares of the Company’s common stock having an aggregate purchase price not to exceed $400.0 million pursuant to a Rule 10b5-1 plan and/or pursuant to open market or accelerated share repurchase arrangements, tender offers, or privately negotiated transactions. The repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by the Company’s Board of Directors at any time.
The following table summarizes the activity under the share repurchase program during the 2022 Fiscal Year.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	211,110	$118.40	$375.0
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

COVID-19 Pandemic
Uncertainty remains regarding the full impact and duration of the COVID-19 pandemic, including, the pandemic’s impact on the U.S. and global economies and supply chains. Although the Company has experienced operational and other challenges to date, and may again in the future, there has been no material adverse impact to the Company’s consolidated financial statements for the years ended January 1, 2023, January 2, 2022, and January 3, 2021. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which remain uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, including the emergence of variant strains of the virus and the effects of the COVID-19 pandemic on the Company's customers, suppliers, vendors, and associates. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession, or depression that has occurred or may occur in the future.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which includes measures to assist companies in response to the COVID-19 pandemic. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes of $12.2 million during the fiscal year ended January 3, 2021, which were required to be paid over two years, with 50% to be paid by December 31, 2021 and the remainder by December 31, 2022. During the fiscal year ended January 2, 2022, the Company paid $6.1 million of the previously deferred employer payroll taxes. During the fiscal year ended January 1, 2023, the Company paid the remaining $6.1 million of the previously deferred employer payroll taxes.
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
Certain prior period amounts, which are not material, have been reclassified to conform to the current period presentation on the Consolidated Balance Sheets and Consolidated Statements of Equity. For the year ended January 1, 2023, the Company reclassified Treasury stock shares of 20,911 and the corresponding share amount of $0.3 million, which in previous years were reported in Common stock shares and Additional paid-in capital, respectively.
The Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for the Company are presented for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The years ended January 1, 2023, January 2, 2022, and January 3, 2021 included 52 weeks, 52 weeks, and 53 weeks, respectively.
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
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Beginning balance	$13.5	$9.1	$8.3
Provision for allowance	10.9	4.3	3.0
(Write-offs) recoveries, net	(2.7)	0.1	(2.2)
Ending balance	$21.7	$13.5	$9.1
Inventory: The majority of the Company’s inventories are valued at the lower of actual cost or estimated net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was $14.0 million and $11.8 million as of January 1, 2023 and January 2, 2022, respectively.
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

Acquisitions: When the Company acquires a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, the acquisition method described in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, is applied. The Company allocates the purchase consideration paid to acquire the business to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. If during the measurement period (a period not to exceed 12 months from the acquisition date) the Company receives additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown, the Company makes the appropriate adjustments to the purchase price allocation in the reporting period in which the adjustments are identified.
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
For impairment tests using a quantitative approach, the Company is required to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. No impairment of goodwill has occurred during the periods presented. Refer to “Note 5. Goodwill and Intangible Assets” for a more detailed description of goodwill.
Intangible assets, net: Intangible assets include customer relationships as well as trademarks and other intangibles acquired through acquisitions. The fair value of customer relationships is determined using the multi-period excess earnings method, which is a specific discounted cash flow method that requires management to make significant estimates and assumptions, including the selection of the discount rates. Intangible assets with finite useful lives are amortized on an accelerated method or a straight-line method of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. The Company considers the period of expected cash flows and the underlying data used to measure the fair value of the intangible assets when selecting a useful life. The Company’s customer relationships are amortized on an accelerated method. Refer to “Note 5. Goodwill and Intangible Assets” for more information regarding amortization of intangible assets.
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
If the recoverability test indicates the asset group balances are not recoverable, the Company would recognize an impairment charge in the current period to reduce the long-lived asset balances based on the fair value of the asset group. There were no impairment charges recognized during the periods presented.
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
Interest Rate Swaps: The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. The Company has also amended and restructured its interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. The Company evaluates its blend and extend arrangements under ASC Topic 815: Derivatives and Hedging, to determine if they are stand-alone derivative instruments or hybrid instruments.
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
Treasury Stock: The Company records purchases of treasury stock at cost, which is reflected as a reduction to Stockholders’ equity on the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.
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
Sales incentives: The Company offers rebates to certain customers, which are accrued based on sales volumes. In addition, the Company offers a points-based reward program which allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers. The Company often receives cash payments from customers in advance of the Company’s performance of the customer loyalty rewards program resulting in contract liabilities, which are determined on a contract-by-contract basis. These contract liabilities are classified in Accrued liabilities on the Company’s Consolidated Balance Sheets.
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
Warranty reserves: The Company previously offered product warranties on selected nursery items. Provisions for estimated warranty costs for the return of nursery products were provided for in the same period the related sales were recorded. The warranty reserve was based on historical and current trends. During the 2022 Fiscal Year, the product warranty program ended and there was no warranty reserve as of January 1, 2023. The warranty reserve included in Accrued liabilities was $0.1 million as of January 2, 2022.
Leases: The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Finance lease obligations consist primarily of the Company’s vehicle fleet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases include options to purchase the leased property. ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. As most of the Company's operating leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities and are expensed as incurred and recorded as variable lease expense. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. Refer to “Note 6. Leases” for further details regarding leases.
Advertising costs: Advertising costs are charged to expense as incurred and were $13.5 million, $10.4 million, and $4.7 million, during the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
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
Refer to “Note 7. Employee Benefit and Stock Incentive Plans” for further details regarding stock-based compensation.
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
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which, among other things, implements a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and imposes a 1% excise tax on corporate stock repurchases after December 31, 2022. The Company does not expect the enacted legislation to have a material impact on the Company’s consolidated financial statements and related disclosures.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years.
In March 2020, the CARES Act was enacted. The CARES Act included several changes to existing U.S. tax laws that impacted the Company, most notably the limitation on U.S. interest deductibility, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property.
Refer to the “COVID-19 Pandemic” section above and “Note 9. Income Taxes” for further information pertaining to income taxes.
Foreign currency translation: The functional currency for the Company’s Canadian operations is the Canadian dollar, the local currency. The assets and liabilities of these operations are translated into U.S. dollars using the exchange rates at the end of the reporting period. The revenues and expenses are translated at average exchange rates for the period. The gains or losses from these translations are recorded in other comprehensive income (loss). Gains or losses recognized on transactions denominated in a currency other than the functional currency are included in Other income.
Recently Issued and Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” amended by subsequent ASUs (collectively, “ASU 2016-13”), which changed the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also required enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The Company adopted ASU 2016-13 when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which changed the fair value measurement disclosure requirements of Accounting Standards Codification ASC Topic 820. The ASU added new disclosure requirements and eliminated and modified existing disclosure requirements. Entities are no longer required to disclose the reasons for and amounts of transfers between Level 1 and Level 2 of the fair value hierarchy, but entities are required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 when it became effective in the first quarter of fiscal year 2020. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements and related disclosures.

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
Accounting Pronouncements Issued But Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), as amended in January 2021 by ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”) and in December 2022 by ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2021-01 amends the scope of the guidance in ASU 2020-04 on the facilitation of the effects of reference rate reform on financial reporting. Specifically, the amendments in ASU 2021-01 clarify that “certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting can apply to derivatives that are affected by the discounting transition”. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. ASU 2022-06 defers the expiration date of the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01 to December 31, 2024. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” (“ASU 2021-08”). The guidance requires an acquirer in a business combination to recognize and measure contract assets and liabilities in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) rather than at fair value. The new standard will be effective on a prospective basis for fiscal years beginning after December 15, 2022 and interim periods therein, with early adoption permitted. The Company is currently evaluating the amended guidance and does not expect its adoption to have a material impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Landscaping products(a)	$3,059.6	$2,584.8	$1,980.9
Agronomic and other products(b)	954.9	890.9	723.6
	$4,014.5	$3,475.7	$2,704.5
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

As of January 1, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of January 1, 2023 and January 2, 2022, contract liabilities were $10.5 million and $8.8 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended January 1, 2023 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $10.5 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3. Acquisitions
From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company made various acquisitions during the years ended January 1, 2023, January 2, 2022, and January 3, 2021. The following acquisitions had an aggregate purchase price of $248.7 million, $147.2 million, $160.6 million, and deferred contingent consideration of $17.4 million, $4.8 million, and $12.4 million, for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The aggregate assets acquired were $196.6 million, $108.6 million, and $129.1 million, aggregate liabilities assumed were $32.3 million, $15.5 million, and $26.9 million, and excess purchase price attributed to goodwill acquired was $101.8 million, $58.9 million, and $70.8 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The Company has completed the acquisition accounting for each acquisition made during the 2020 Fiscal Year and the 2021 Fiscal Year. The Company has recorded the preliminary acquisition accounting for the acquisitions completed during the 2022 Fiscal Year at their estimated fair values as of the respective acquisition dates.
•In December 2022, the Company acquired all of the outstanding stock of Whittlesey Landscape Supplies and Recycling, Inc. (“Whittlesey”). With seven locations in the greater Austin, Texas market, Whittlesey is a producer and wholesale distributor of bulk landscape supplies and hardscapes to landscape professionals.
•In December 2022, the Company acquired the assets and assumed the liabilities of Telluride Natural Stone, Inc. (“Telluride Natural Stone”). With one location in Phoenix, Arizona, Telluride Natural Stone is a wholesale distributor of hardscape products and landscape supplies to landscape professionals.
•In October 2022, the Company acquired the assets and assumed the liabilities of Madison Block & Stone, LLC (“Madison Block & Stone”). With one location in Madison, Wisconsin, Madison Block & Stone is a wholesale distributor of natural stone, pavers, bulk materials, and landscape supplies to landscape professionals.
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

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in millions):

	January 1, 2023	January 2, 2022
Land	$13.2	$12.2
Buildings and leasehold improvements:
Buildings	8.1	7.8
Leasehold improvements	46.2	39.5
Branch equipment	114.7	81.0
Office furniture and fixtures and vehicles:
Office furniture and fixtures	28.2	25.5
Vehicles	43.2	33.6
Finance lease right-of-use assets	103.1	77.5
Tooling	0.1	0.1
Construction in process	7.7	7.3
Total Property and equipment, gross	364.5	284.5
Less: accumulated depreciation and amortization	175.7	133.0
Total Property and equipment, net	$188.8	$151.5
Amortization of finance ROU assets and depreciation expense was $51.6 million, $36.2 million, and $29.4 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at January 1, 2023 and January 2, 2022 were $10.8 million and $12.8 million, less accumulated amortization of $10.2 million and $11.1 million, respectively. Amortization of these software costs was $1.4 million, $1.8 million, and $2.1 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

Note 5. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the years ended January 1, 2023 and January 2, 2022 are as follows (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Beginning balance	$311.1	$250.6
Goodwill acquired during the year	101.8	58.9
Goodwill adjusted during the year	(1.0)	1.6
Ending balance	$411.9	$311.1
Additions to goodwill during the years ended January 1, 2023 and January 2, 2022 related to the acquisitions during the 2022 Fiscal Year and the 2021 Fiscal Year as described in Note 3. There have been no impairments of the Company’s goodwill for the years ended January 1, 2023 and January 2, 2022.
Intangible Assets
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		January 1, 2023			January 2, 2022
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.3 years	$490.5	$241.2	$249.3	$394.8	$197.3	$197.5
Trademarks and other	3.9 years	47.9	21.2	26.7	34.1	17.7	16.4
Total intangibles		$538.4	$262.4	$276.0	$428.9	$215.0	$213.9
During the year ended January 1, 2023, the Company recorded $112.5 million of intangible assets, including $95.7 million in Customer relationship intangibles and $16.8 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $95.8 million and $15.4 million, respectively, as a result of the acquisitions completed in 2022 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $(0.1) million and $1.4 million, respectively.
During the year ended January 2, 2022, the Company recorded $62.6 million of intangible assets, including $54.3 million in Customer relationship intangibles and $8.3 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $54.2 million and $8.3 million, respectively, as a result of the acquisitions completed in 2021 as described in Note 3. Currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles related to prior year acquisitions were $0.1 million and zero, respectively.
The Customer relationship intangible assets are amortized over a weighted-average period of approximately 20 years. The Trademarks and other intangible assets are amortized over a weighted-average period of approximately five years.
Amortization expense for intangible assets for the years ended January 1, 2023, January 2, 2022, and January 3, 2021 was $50.8 million, $45.0 million, and $35.7 million, respectively.

Total future amortization estimated as of January 1, 2023, is as follows (in millions):

Fiscal year ending:
2023	$54.6
2024	44.8
2025	36.9
2026	30.3
2027	23.3
Thereafter	86.1
Total future amortization	$276.0

Note 6. Leases

The components of lease expense were as follows (in millions):

Lease cost	Classification	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Finance lease cost
Amortization of right-of-use assets	Selling, general and administrative expenses	$13.2	$10.8	$9.1
Interest on lease liabilities	Interest and other non-operating expenses, net	2.0	1.5	1.3
Operating lease cost	Cost of goods sold	5.7	3.7	3.1
Operating lease cost	Selling, general and administrative expenses	76.2	70.4	64.8
Short-term lease cost	Selling, general and administrative expenses	2.1	1.5	1.9
Variable lease cost	Selling, general and administrative expenses	1.4	0.9	0.6
Sublease income	Selling, general and administrative expenses	(1.1)	(1.1)	(1.0)
Total lease cost		$99.5	$87.7	$79.8

Supplemental cash flow information related to leases was as follows (in millions):

Other information	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$2.0	$1.5	$1.3
Operating cash flows from operating leases	$81.5	$72.5	$66.0
Financing cash flows from finance leases	$12.6	$10.4	$8.5
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$26.0	$14.2	$27.4
Operating leases	$86.7	$94.9	$79.9

The aggregate future lease payments for operating and finance leases as of January 1, 2023 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2023	$76.4	$17.2
2024	71.9	15.9
2025	59.5	12.9
2026	45.7	9.9
2027	34.4	6.2
Thereafter	99.7	2.6
Total lease payments	387.6	64.7
Less: interest	57.4	6.0
Present value of lease liabilities	$330.2	$58.7

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	January 1, 2023	January 2, 2022
Weighted-average remaining lease term
Finance leases	4.3 years	4.4 years
Operating leases	6.5 years	6.9 years
Weighted-average discount rate
Finance leases	4.7%	3.6%
Operating leases	4.7%	4.8%

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $14.5 million, $11.4 million, and $9.6 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares, of which 2,084,937 remain available as of January 1, 2023.

Stock options and RSUs granted to employees vest over a four-year period at 25% per year. Stock options expire ten years after the date of grant. PSUs granted to employees vest upon the achievement of the performance conditions, over a three-year period, measured by the growth of the Company’s pre-tax income plus amortization relative to a select peer group, subject to adjustment based upon the application of a return on invested capital modifier.

RSUs granted to non-employee directors vest at the earlier of the day preceding the next annual meeting of stockholders of the Company at which directors are elected or the first anniversary of the grant date, in each case, subject to the participant’s continued service as a director or other service provider (as applicable) from the grant date through such vesting date. Vested RSUs granted to non-employee directors settle into the Company’s common stock at the earlier to occur of the vesting date, termination of the director’s service on the Company’s Board of Directors, or until a change of control of the Company. Settlement may also be deferred at the director’s election until a specified date after the vesting date. DSUs granted to non-employee directors vest immediately but settlement is deferred until termination of the director’s service on the Company’s Board of Directors or until a change of control of the Company.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical equity volatility of comparable publicly traded companies. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on the U.S. Treasury security yields at the time of grant. DSUs, RSUs, and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The compensation cost for stock options and RSUs is recognized on a straight-line basis over the requisite vesting period. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.
The estimated grant-date fair value of stock options is calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	January 1, 2023	January 2, 2022	January 3, 2021
Risk-free interest rate	2.26%	0.70%	1.50%
Expected dividends	—	—	—
Expected volatility	28%	28%	22%
Expected term	6.25 years	6.25 years	6.25 years

The following table summarizes the information about stock options as of and for the years ended January 1, 2023 and January 2, 2022:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 3, 2021	1,595.3	$35.73	5.60 years	$196.0
Granted	75.0	167.42
Exercised	(449.0)	20.69
Expired or forfeited	(28.0)	102.99
Outstanding as of January 2, 2022	1,193.3	$48.09	5.19 years	$231.7
Granted	77.1	169.27
Exercised	(284.9)	12.45
Expired or forfeited	(13.6)	136.29
Outstanding as of January 1, 2023	971.9	$66.91	5.17 years	$56.0
Exercisable as of January 1, 2023	730.4	$48.47	4.40 years	$51.1
Unvested and expected to vest after January 1, 2023	241.5	$122.65	7.53 years	$4.9

The following table summarizes other stock-based compensation award activities for the year ended January 1, 2023 (in thousands):

	RSUs	DSUs	PSUs
Outstanding as of January 2, 2022	186.6	45.5	60.5
Granted	97.2	6.5	49.0
Exercised/Vested/Settled(a)	(68.1)	—	(54.6)
Expired or forfeited	(10.4)	—	(2.7)
Outstanding as of January 1, 2023	205.3	52.0	52.2
______________
(a) Includes 27.3 PSUs granted and settled during the year ended January 1, 2023 at greater than 100% of their original grant amount.

The weighted average grant date fair value of awards granted were as follows:

	January 1, 2023	January 2, 2022
Stock options	$54.91	$48.51
RSUs	$164.36	$171.20
DSUs	$120.12	$174.42
PSUs(a)	$143.86	$166.15
______________
(a) Includes the PSUs granted and settled during the year ended January 1, 2023 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Stock options	$3.7	$4.0	$4.7
RSUs	9.6	6.4	4.1
DSUs	0.7	0.6	0.8
PSUs	4.3	3.3	1.0
Total stock-based compensation	$18.3	$14.3	$10.6

A summary of unrecognized stock-based compensation expense was as follows:

	January 1, 2023		January 2, 2022
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$5.6	2.5 years	$5.5	2.3 years
RSUs	$21.7	2.7 years	$16.4	2.8 years
DSUs	$0.1	0.9 years	$0.2	0.8 years
PSUs	$3.3	1.7 years	$2.6	1.8 years

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	January 1, 2023	January 2, 2022
ABL facility	$100.0	$—
Term loans	252.8	255.4
Hybrid debt instruments	3.3	4.8
Total gross long-term debt	356.1	260.2
Less: unamortized debt issuance costs and discounts on debt	(5.5)	(5.0)
Total debt	$350.6	$255.2
Less: current portion	(4.0)	(4.0)
Total long-term debt	$346.6	$251.2

ABL Facility:
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $487.4 million and $364.1 million as of January 1, 2023 and January 2, 2022, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
On July 22, 2022, the Company, through its subsidiaries, entered into the Seventh Amendment to the ABL Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended and restated the ABL Credit Agreement in order to, among other things, (i) increase the aggregate principal amount of the commitments to $600.0 million, (ii) extend the final scheduled maturity of the revolving credit facility to July 22, 2027, (iii) establish an alternate rate of interest to the LIBOR rate, (iv) replace the administrative and collateral agent, and (v) make such other changes as agreed among the Borrowers and the lenders. Proceeds of the initial borrowings under the ABL Credit Agreement on the closing date of the Seventh Amendment were used, among other things, (i) to repay in full the loans outstanding under the ABL Credit Agreement immediately prior to the effectiveness of the Seventh Amendment, (ii) to pay fees and expenses related to the Seventh Amendment and the ABL Credit Agreement, and (iii) for working capital and other general corporate purposes.
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
The interest rate on outstanding balances under the ABL Facility ranged from 5.69% to 5.77% as of January 1, 2023. There were no outstanding balances under the ABL Facility as of January 2, 2022. Additionally, the Borrowers paid a commitment fee of 0.20% on the unfunded amount as of January 1, 2023 and a commitment fee of 0.25% on the unfunded amount as of January 2, 2022.

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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of January 1, 2023, the Company was in compliance with all of the ABL Facility covenants.
Term Loans:
The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Borrowers entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing term loans outstanding immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”). The New Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The New Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The New Term Loans mature on March 23, 2028.
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
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted LIBOR rate plus an applicable margin equal to 2.00% (with a LIBOR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 6.39% at January 1, 2023.
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

The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of January 1, 2023, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.
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
Interest Expense:
During the years ended January 1, 2023, January 2, 2022, and January 3, 2021, the Company incurred total interest expense of $20.0 million, $19.2 million, and $31.0 million, respectively, of which $16.5 million, $14.7 million, and $25.9 million, respectively, related to interest on the ABL Facility and the term loans. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Seventh Amendment to the Credit Agreement, unamortized debt issuance costs and discounts in the amount of $0.6 million were written off to expense and new debt fees and issuance costs of $2.3 million were capitalized during the year ended January 1, 2023, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. In addition, as a result of the Fifth Amendment to the Amended and Restated Credit Agreement, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the year ended January 2, 2022. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $1.1 million, $2.3 million, and $4.1 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The remaining $1.8 million, $1.4 million, and $1.0 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
Hybrid Debt Instruments:
As a result of the determination that the Interest rate swap arrangements executed on March 23, 2021 are hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets during the first quarter of 2021. As of January 1, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $1.8 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Interest Rate Swaps” below for additional information regarding interest rate swaps and hybrid debt instruments.
Debt Maturities:
Maturities of long-term debt outstanding, in principal amounts at January 1, 2023 are summarized below (in millions):

Fiscal year:
2023	$4.0
2024	3.4
2025	3.0
2026	3.2
2027	102.6
Thereafter	239.9
Total	$356.1

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
On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Term Loans” and “Amendments of the Term Loans” above for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 were amended and restructured as new agreements designated by the Company as Interest rate swaps 7, 8, and 9 with the same counterparties. Each of these amended Interest rate swap agreements blended the liability positions of the Forward-starting interest rate swaps into the Interest rate swaps and extended the term of the hedged positions to mature on March 23, 2025. The Interest rate swaps are net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR (subject to a floor of 0.50%) as applied to the notional amounts of each Interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the Interest rate swap arrangements, Interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Hybrid Debt Instruments” above for additional information regarding the Company’s hybrid debt instruments.
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

The following table provides additional details related to the swap contracts designated as hedging instruments as of January 1, 2023:

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

The following tables summarize the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022 (in millions):

	Derivative Assets
	January 1, 2023		January 2, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$8.6	Prepaid expenses and other current assets	$—
	Other assets	7.7	Other assets	2.5
Total derivative assets		$16.3		$2.5

	Derivative Liabilities
	January 1, 2023		January 2, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	Accrued liabilities	$1.2
	Other long-term liabilities	—	Other long-term liabilities	0.6
Total derivative liabilities		$—		$1.8

As of January 1, 2023, the net fair value of the interest rate swaps in the amount of $12.0 million, net of taxes, was recorded in AOCI including $12.1 million of accumulated gains related to derivatives designated as hedging instruments and $0.1 million of accumulated losses related to derivatives not designated as hedging instruments. To the extent the interest rate swaps designated as hedging instruments are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings.
For the year ended January 1, 2023, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate contracts expected to be reclassified into earnings during the next 12 months was $6.3 million as of January 1, 2023. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the years ended January 1, 2023 and January 2, 2022 (in millions):

	January 1, 2023			January 2, 2022
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$17.2	Interest and other non-operating expenses, net	$1.6	$1.0	Interest and other non-operating expenses, net	$(2.2)

The table below details gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the years ended January 1, 2023 and January 2, 2022 (in millions):

		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	January 01, 2023	January 02, 2022	January 01, 2023	January 02, 2022
Interest rate contracts	Interest and other non-operating expenses, net	$(3.0)	$(2.4)	$—	$(0.1)

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

Note 9. Income Taxes

In August 2022, the IRA was enacted, which, among other things, implements a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and imposes a 1% excise tax on corporate stock repurchases after December 31, 2022.
Effective for tax years beginning after December 31, 2021, the 2017 Tax Act eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to capitalize and amortize such expenses.
In March 2020, the CARES Act was enacted, which among other things, included several changes to existing U.S. tax laws that impacted the Company, most notably the limitation on U.S. interest deductibility, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property.
Refer to “Note 1. Nature of Business and Significant Accounting Policies” for additional information regarding this legislation.
The Company recorded Income tax expense of $67.7 million, $56.1 million, and $27.5 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.
Components of Income before taxes were as follows (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
U.S.	$309.4	$286.3	$144.5
Foreign	3.7	8.2	4.3
Total	$313.1	$294.5	$148.8

Components of Income tax expense were as follows (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Current income tax expense
U.S. federal	$56.6	$44.1	$19.2
U.S. state and local	15.2	12.4	7.5
Foreign	1.1	2.7	0.4
Total current	72.9	59.2	27.1
Deferred income tax (benefit) expense
U.S. federal	(3.5)	(1.8)	0.8
U.S. state and local	(1.4)	(0.7)	(0.8)
Foreign	(0.3)	(0.6)	0.4
Total deferred	(5.2)	(3.1)	0.4
Total	$67.7	$56.1	$27.5

The Company’s effective tax rate was 21.6%, 19.0%, and 18.5% for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The following table provides a reconciliation of Income tax expense at the statutory U.S. federal tax rate to actual Income tax expense for the periods presented (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
U.S. federal statutory expense	$65.8	$61.9	$31.2
State and local income taxes, net(a)	10.6	9.1	5.1
Excess tax benefits	(8.5)	(16.5)	(8.9)
Other, net	(0.2)	1.6	0.1
Income tax expense	$67.7	$56.1	$27.5
______________
(a) Includes excess tax benefits pursuant to ASU 2016-09 of $(1.9) million, $(3.7) million, and $(2.0) million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

Undistributed earnings of the Company’s foreign subsidiaries approximate $25.5 million as of January 1, 2023. Those earnings are considered indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes, state and local income taxes, and withholding taxes payable to the foreign country. From a U.S. income tax perspective, however, the Company expects to claim a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.3 million may be payable upon remittance of all previously unremitted earnings as of January 1, 2023.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	January 1, 2023	January 2, 2022
Deferred tax assets:
Net operating losses	$3.5	$4.3
Allowance for uncollectible accounts	8.9	6.4
Inventory	4.7	3.4
Intangible assets	6.9	1.7
Accrued compensation	4.0	3.3
Stock compensation	7.4	6.0
Deferred employer payroll taxes	—	1.5
Environmental reserve	0.6	0.6
Deferred transaction costs	2.9	2.4
Operating lease liabilities	83.4	79.0
Capitalized research and development expenditures(a)	4.2	—
Other	4.3	4.2
Total gross deferred tax assets	130.8	112.8
Valuation allowance	(3.4)	(4.2)
Total net deferred tax assets	127.4	108.6
Deferred tax liabilities:
Fixed assets and land	(30.7)	(23.7)
Goodwill	(12.7)	(9.1)
Deferred financing costs	(0.1)	(0.2)
Operating lease right-of-use assets	(81.5)	(75.7)
Interest rate swaps	(4.1)	(0.2)
Other	(2.4)	(1.6)
Total deferred tax liabilities	(131.5)	(110.5)
Net deferred tax liabilities	$(4.1)	$(1.9)

______________
(a) Effective for tax years beginning after December 31, 2021, research and development expenditures must be capitalized and amortized for tax-purposes as part of the 2017 Tax Act.

Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	January 1, 2023	January 2, 2022
U.S. state and local net deferred tax assets	$3.1	$2.8
Foreign net deferred tax assets	0.6	0.4
U.S. state and local and foreign net deferred tax assets	3.7	3.2

U.S. federal net deferred tax liabilities	(7.8)	(5.1)
U.S. federal and foreign net deferred tax liabilities	(7.8)	(5.1)

Net deferred tax liabilities	$(4.1)	$(1.9)

The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of January 1, 2023 and January 2, 2022, a valuation allowance of $3.4 million and $4.2 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Beginning balance	$4.2	$4.5	$4.6
Decrease in valuation allowance	(0.8)	(0.3)	(0.1)
Ending balance	$3.4	$4.2	$4.5

As of January 1, 2023, the Company had available tax-effected state net operating loss carryforwards of $3.5 million that generally expire at various dates through 2037, if not utilized.

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

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries. With limited exceptions, years prior to the 2019 Fiscal Year are no longer open to U.S. federal, state, and local examination by the taxing authorities.

Note 10. Commitments and Contingencies

Litigation: From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of January 1, 2023 and January 2, 2022, and revenues, expenses, changes in equity, and cash flows for the years ended January 1, 2023, January 2, 2022, and January 3, 2021.

Environmental liability: As part of the sale by LESCO of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of January 1, 2023 and January 2, 2022, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of January 1, 2023 and January 2, 2022, respectively.

Letters of credit: As of January 1, 2023 and January 2, 2022, outstanding letters of credit were $11.5 million and $10.9 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Purchase commitments: The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2025. The total future obligation was $125.0 million as of January 1, 2023 with expected payments of $77.9 million, $43.9 million, and $3.2 million during the years ending December 2023, 2024, and 2025, respectively. The Company’s purchases were $67.4 million, $68.3 million, and $50.6 million for the years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The Company also contracted with a supplier beginning in 2020 and subsequently amended the contract in 2021 to purchase an aggregate minimum of 18,000 tons of fertilizer annually for 10 years or until the total purchase commitment of 180,000 tons of product is fulfilled. If the Company does not meet minimum volume commitments, the Company must pay a $195 per tonnage shortfall. As of January 1, 2023, the total remaining amount contracted with this supplier was $22.1 million. Another supplier agreement totals $2.1 million for an arrangement that runs through fiscal year 2023. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was $25.5 million as of January 1, 2023.

Note 11. Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Company includes vested DSUs and PSUs that have not been settled in common shares in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such shares issuable are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of RSUs and stock options are used to repurchase common shares at the average market price during the period, thus reducing the dilutive effect. RSUs and stock options with assumed proceeds per unit above the Company’s average share price for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the years ended January 1, 2023, January 2, 2022, and January 3, 2021:

	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022	For the year December 30, 2019 to January 3, 2021
Shares used in the computation of basic earnings per share	45,048,218	44,578,649	42,858,691
Effect of dilutive securities:
Stock options	619,508	1,066,589	1,153,367
RSUs and PSUs	99,013	156,074	73,321
DSUs	14,097	4,061	8,122
Shares used in the computation of diluted earnings per share	45,780,836	45,805,373	44,093,501

The diluted earnings per common share calculation for the years ended January 1, 2023, January 2, 2022, and January 3, 2021 excluded the effect of 262,510, 4,690, and 5,730 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of January 1, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 1, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of January 1, 2023. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our assessment, we believe that, as of January 1, 2023, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded JK Enterprise, Bellstone, Preferred Seed, Across the Pond, Yard Works, Prescott Dirt, A&A Stepping Stone, River Valley, Cape Cod Stone, Linzel, Jim Stone, Stone Plus, Kaknes, Madison Block & Stone, Telluride Natural Stone, and Whittlesey from its annual report on internal control over financial reporting as of January 1, 2023. These excluded acquisitions collectively represented approximately 3% of the Company’s consolidated Total assets (excluding goodwill and intangible assets acquired in the transactions, which are included in management’s report on internal control over financial reporting) and approximately 2% of the Company’s consolidated Net sales as of and for the year ended January 1, 2023.
Changes in Internal Control Over Financial Reporting
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc. and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2023, of the Company and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded JK Enterprise, Bellstone, Preferred Seed, Across the Pond, Yard Works, Prescott Dirt, A&A Stepping Stone, River Valley, Cape Cod Stone, Linzel, Jim Stone, Stone Plus, Kaknes, Madison Block & Stone, Telluride Natural Stone, and Whittlesey from its annual report on internal control over financial reporting as of January 1, 2023. These excluded acquisitions collectively represented approximately 3% of the Company’s consolidated Total assets (excluding goodwill and intangible assets acquired in the transactions, which are included in management’s report on internal control over financial reporting) and approximately 2% of the Company’s consolidated Net sales as of and for the year ended January 1, 2023. Accordingly, our audit did not include the internal control over financial reporting at JK Enterprise, Bellstone, Preferred Seed, Across the Pond, Yard Works, Prescott Dirt, A&A Stepping Stone, River Valley, Cape Cod Stone, Linzel, Jim Stone, Stone Plus, Kaknes, Madison Block & Stone, Telluride Natural Stone, and Whittlesey.
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
February 23, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

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

10.61
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

10.62†
Summary of Non-Employee Director Compensation, as amended and restated on August 10, 2022, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed November 3, 2022.

10.63†
Form of Director Restricted Stock Unit Agreement (for Non-Employee Director Service) under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed November 3, 2022.

10.64†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 14, 2023.

10.65*†	Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan

10.66*†	Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan.

21.1*	List of Subsidiaries of SiteOne Landscape Supply, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1+	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following audited financial information from this Annual Report on Form 10-K for the year ended January 1, 2023 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

______________
* Filed herewith.
+ Furnished herewith.
† Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 23, 2023	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2023	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 23, 2023	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 23, 2023	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 23, 2023	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 23, 2023	By:	/s/ Larisa J. Drake
			Name:	Larisa J. Drake
			Title:	Director

Date:	February 23, 2023	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 23, 2023	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 23, 2023	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	January 1, 2023	January 2, 2022
Assets
Investment in wholly-owned subsidiary	$1,302.4	$1,057.1
Deferred tax asset (Note 3)	0.5	0.6
Total assets	$1,302.9	$1,057.7

Liabilities and Stockholders' Equity
Total liabilities	$—	$—

Stockholders' Equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,148,312 and 44,788,385 shares issued, and 44,916,291 and 44,767,474 shares outstanding at January 1, 2023 and January 2, 2022, respectively	0.5	0.4
Additional paid-in capital	577.1	562.3
Retained earnings	742.9	497.5
Accumulated other comprehensive income (loss)	7.7	(2.2)
Treasury stock, at cost, 232,021 and 20,911 shares at January 1, 2023 and January 2, 2022, respectively	(25.3)	(0.3)
Total stockholders' equity	1,302.9	1,057.7
Total liabilities and stockholders' equity	$1,302.9	$1,057.7
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year
	January 3, 2022	January 4, 2021	December 30, 2019
	to January 1, 2023	to January 2, 2022	to January 3, 2021
Equity in Net income of subsidiary	$245.4	$238.4	$121.3

Income before taxes	245.4	238.4	121.3
Net income	$245.4	$238.4	$121.3

Other comprehensive income, net of tax	9.9	4.1	0.2
Comprehensive income	$255.3	$242.5	$121.5
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year
	January 3, 2022	January 4, 2021	December 30, 2019
	to January 1, 2023	to January 2, 2022	to January 3, 2021
Cash Flows from Operating Activities:
Net income	$245.4	$238.4	$121.3
Adjustments to reconcile Net income to net cash provided by operating activities:
Equity in Net income of subsidiary	(245.4)	(238.4)	(121.3)
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution to subsidiary	—	—	(261.7)
Distribution received from subsidiary	24.4	—	—
Net cash provided by (used in) investing activities	$24.4	$—	$(261.7)

Cash Flows from Financing Activities:
Equity proceeds from common stock	—	—	261.7
Repurchases of common stock	(24.4)	—	—
Net cash provided by (used in) financing activities	$(24.4)	$—	$261.7

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
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
Share Repurchase Program
On October 20, 2022, Holdings’ Board of Directors authorized Holdings to repurchase, at any time or from time to time, shares of Holdings’ common stock having an aggregate purchase price not to exceed $400.0 million pursuant to a Rule 10b5-1 plan and/or pursuant to accelerated share repurchase arrangements, tender offers, or privately negotiated transactions. The repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by Holdings’ Board of Directors at any time.
The following table summarizes the activity under the share repurchase program during the 2022 Fiscal Year.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	211,110	$118.40	$375.0
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
Note 3. Income Taxes
In connection with the CD&R Acquisition, transaction expenses of $9.8 million were recorded within the period ended December 29, 2013. Of the $9.8 million of transaction expenses, $3.7 million were not deductible for tax purposes and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. Amortization of the deferred tax asset for the years ended January 1, 2023 and January 2, 2022 was $0.4 million ($0.1 million tax-effected) and $0.4 million ($0.1 million tax-effected), respectively, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount. As of January 1, 2023, the deferred tax asset related to these transaction expenses has a balance of $0.5 million.
In August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, implements a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and imposes a 1% excise tax on corporate stock repurchases after December 31, 2022. Holdings does not expect the enacted legislation to have a material impact on its consolidated financial statements and related disclosures.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act included several changes to existing U.S. tax laws that impacted Holdings, most notably the limitation on U.S. interest deductibility, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property.