Form 10-Q
period 2023-04-02
SiteOne Landscape Supply, Inc.
filed 2023-05-03
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of April 28, 2023
Common Stock, $0.01 par value per share	44,984,372

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
•market variables, including inflation and rising interest rates;
•increases in operating costs;
•public health emergencies such as the COVID-19 pandemic;
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
•threats from terrorism, violence, uncertain political conditions, and geopolitical conflicts such as the ongoing conflict between Russia and Ukraine;
•risks related to our current indebtedness and our ability to obtain financing in the future;
•financial institution disruptions;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	April 2, 2023	January 1, 2023
Current assets:
Cash and cash equivalents	$40.3	$29.1
Accounts receivable, net of allowance for doubtful accounts of $21.5 and $21.7, respectively	496.1	455.5
Inventory, net	943.1	767.7
Income tax receivable	14.0	10.9
Prepaid expenses and other current assets	73.6	56.1
Total current assets	1,567.1	1,319.3

Property and equipment, net (Note 5)	194.4	188.8
Operating lease right-of-use assets, net (Note 7)	358.7	321.6
Goodwill (Note 6)	422.4	411.9
Intangible assets, net (Note 6)	276.8	276.0
Deferred tax assets	3.8	3.7
Other assets	9.4	12.6
Total assets	$2,832.6	$2,533.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$365.6	$279.7
Current portion of finance leases (Note 7)	16.1	14.8
Current portion of operating leases (Note 7)	72.6	70.1
Accrued compensation	47.9	81.2
Long-term debt, current portion (Note 9)	4.1	4.0
Accrued liabilities	101.3	110.0
Total current liabilities	607.6	559.8

Other long-term liabilities	14.7	12.8
Finance leases, less current portion (Note 7)	47.4	43.9
Operating leases, less current portion (Note 7)	294.1	260.1
Deferred tax liabilities	7.3	7.8
Long-term debt, less current portion (Note 9)	558.8	346.6
Total liabilities	1,529.9	1,231.0

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,211,180 and 45,148,312 shares issued, and 44,979,159 and 44,916,291 shares outstanding at April 2, 2023 and January 1, 2023, respectively	0.5	0.5
Additional paid-in capital	583.1	577.1
Retained earnings	738.4	742.9
Accumulated other comprehensive income	6.0	7.7
Treasury stock, at cost, 232,021 and 232,021 shares at April 2, 2023 and January 1, 2023, respectively	(25.3)	(25.3)
Total stockholders' equity	1,302.7	1,302.9
Total liabilities and stockholders' equity	$2,832.6	$2,533.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales	$837.4	$805.3
Cost of goods sold	550.3	536.1
Gross profit	287.1	269.2

Selling, general and administrative expenses	291.4	230.5
Other income	4.0	2.5
Operating income (loss)	(0.3)	41.2

Interest and other non-operating expenses, net	6.9	4.3
Income (loss) before taxes	(7.2)	36.9
Income tax (benefit) expense	(2.7)	4.6
Net income (loss)	$(4.5)	$32.3

Net income (loss) per common share:
Basic	$(0.10)	$0.72
Diluted	$(0.10)	$0.70
Weighted average number of common shares outstanding:
Basic	45,045,851	44,935,765
Diluted	45,045,851	45,850,602
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net income (loss)	$(4.5)	$32.3
Other comprehensive income (loss):
Foreign currency translation adjustments	0.2	0.6
Interest rate swaps - net unrealized gains (losses) and reclassifications into earnings, net of taxes of $0.7 and $(2.6), respectively	(1.9)	7.6
Total other comprehensive income (loss)	(1.7)	8.2
Comprehensive income (loss)	$(6.2)	$40.5
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9
Net loss	—	—	—	(4.5)	—	—	(4.5)
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)
Issuance of common shares under stock-based compensation plan	62.9	—	(2.6)	—	—	—	(2.6)
Stock-based compensation	—	—	8.6	—	—	—	8.6
Balance at April 2, 2023	44,979.2	$0.5	$583.1	$738.4	$6.0	$(25.3)	$1,302.7

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 2, 2022	44,767.5	$0.4	$562.3	$497.5	$(2.2)	$(0.3)	$1,057.7
Net income	—	—	—	32.3	—	—	32.3
Other comprehensive income	—	—	—	—	8.2	—	8.2
Issuance of common shares under stock-based compensation plan	134.1	—	(2.7)	—	—	—	(2.7)
Stock-based compensation	—	—	3.7	—	—	—	3.7
Balance at April 3, 2022	44,901.6	$0.4	$563.3	$529.8	$6.0	$(0.3)	$1,099.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(4.5)	$32.3
Adjustments to reconcile Net income (loss) to net cash used in operating activities:
Amortization of finance lease right-of-use assets and depreciation	15.5	10.0
Stock-based compensation	8.6	3.7
Amortization of software and intangible assets	15.3	11.7
Amortization of debt related costs	0.3	0.3
Gain on sale of equipment	(0.4)	(0.1)
Other	(3.2)	(0.5)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(39.3)	(39.9)
Inventory	(168.2)	(216.1)
Income tax receivable	(3.1)	3.3
Prepaid expenses and other assets	(14.8)	(6.3)
Accounts payable	81.8	134.3
Income tax payable	—	1.6
Accrued expenses and other liabilities	(40.6)	(52.6)
Net Cash Used In Operating Activities	$(152.6)	$(118.3)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7.1)	(7.5)
Purchases of intangible assets	—	(2.5)
Acquisitions, net of cash acquired	(33.2)	(31.5)
Proceeds from the sale of property and equipment	0.7	0.5
Net Cash Used In Investing Activities	$(39.6)	$(41.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	1.1	1.2
Repurchases of common stock	(0.6)	—
Repayments under term loan	(0.6)	(0.6)
Borrowings on asset-based credit facility	298.3	223.5
Repayments on asset-based credit facility	(85.3)	(60.8)
Payments on finance lease obligations	(3.9)	(2.9)
Payments of acquisition related contingent obligations	(1.6)	(5.6)
Other financing activities	(4.0)	(4.2)
Net Cash Provided By Financing Activities	$203.4	$150.6

Effect of exchange rate on cash	—	0.1
Net change in cash	11.2	(8.6)

Cash and cash equivalents:
Beginning	29.1	53.7
Ending	$40.3	$45.1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$6.0	$3.2
Cash paid during the year for income taxes	$1.2	$2.4
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and less than four percent of total assets in Canada for all periods presented. As of April 2, 2023, the Company had over 640 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

During the three months ended April 2, 2023, there were no shares purchased under the share repurchase program. As of April 2, 2023, the dollar value of shares that may yet be purchased under the share repurchase authorization was $375.0 million.

Inflation Reduction Act of 2022

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

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2023. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Certain prior period amounts, which are not material, have been reclassified to conform to the current period presentation on the Consolidated Statements of Equity. For the three months ended April 2, 2023, the Company reclassified Treasury stock shares of 20,911 and the corresponding share amount of $0.3 million, which in previous years were reported in Common stock shares and Additional paid-in capital, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 31, 2023 and January 1, 2023 both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended April 2, 2023 and April 3, 2022 both include 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” (“ASU 2021-08”). The guidance requires an acquirer in a business combination to recognize and measure contract assets and liabilities in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) rather than at fair value. The Company adopted ASU 2021-08 on a prospective basis when it became effective in the first quarter of fiscal year 2023. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), as amended in January 2021 by ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), and in December 2022 by ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”).
•ASU 2020-04 provided optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria were met.
•ASU 2021-01 amended the scope of the guidance in ASU 2020-04 on the facilitation of the effects of reference rate reform on financial reporting. The amendments in ASU 2021-01 clarified that “certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting can apply to derivatives that are affected by the discounting transition”. These amendments applied only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The guidance was permitted to be elected over time as reference rate reform activities occurred.
•ASU 2022-06 deferred the expiration date of the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01 to December 31, 2024.

The Company previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions would be based matches the index for the corresponding derivatives. On March 27, 2023, the Company amended its term loans to implement a forward-looking interest rate based on the secured overnight financing rate (“SOFR”) in lieu of LIBOR. On March 31, 2023, the Company amended the terms of its interest rate swaps to implement SOFR in place of LIBOR. Concurrent with the amendments to its interest rate swaps, the Company elected certain of the optional expedients provided in Topic 848 that allowed the Company to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. The adoption of Topic 848 did not have a material impact on the Company’s consolidated financial statements. Refer to “Note 9. Long-Term Debt” and “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding these amended agreements.

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended
	April 2, 2023	April 3, 2022
Landscaping products(a)	$636.9	$587.7
Agronomic and other products(b)	200.5	217.6
	$837.4	$805.3
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

As of April 2, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of April 2, 2023 and January 1, 2023, contract liabilities were $9.5 million and $10.5 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the three months ended April 2, 2023 is primarily a result of $2.4 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3.    Acquisitions

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed the following acquisitions for an aggregate purchase price of $31.8 million and $32.9 million and deferred contingent consideration of $3.5 million and $0.9 million for the three months ended April 2, 2023 and April 3, 2022, respectively.
•In March 2023, the Company acquired the assets and assumed the liabilities of Triangle Landscape Supplies, Inc., Triangle Landscape Supplies of J.C., LLC, and Triangle Landscape Supplies of Apex, Inc. (collectively, “Triangle”). With four locations in the Raleigh-Durham, North Carolina market, Triangle is a wholesale distributor of hardscapes and landscape supplies to landscape professionals.
•In March 2023, the Company acquired the assets and assumed the liabilities of J&J Materials Corp. (“J&J Materials”). With five locations in Rhode Island and Southeastern Massachusetts, J&J Materials is a wholesale distributor of hardscapes to landscape professionals.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, a forward-starting interest rate swap contract, interest rate swap contracts, and long-term debt. The variable interest rate on the long-term debt is reflective of current market borrowing rates. As such, the Company has determined that the carrying value of these financial instruments approximates fair value.
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

On March 31, 2023, the Company amended the terms of its interest rate swaps to implement a forward-looking interest rate based on SOFR in place of LIBOR. Since the interest rate swaps were affected by reference rate reform, the Company applied the expedients and exceptions provided in Topic 848 to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All interest rate swap amendments were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships. The interest rate swaps will continue to be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month Term SOFR (subject to a floor of 0.23839%) as applied to the notional amounts of each interest rate swap.

On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 at that time were amended and restructured as new agreements designated by the Company as interest rate swaps 7, 8, and 9 with the same counterparties. Each of these amended interest rate swap agreements blended the liability positions of the Forward-starting interest rate swaps into the interest rate swaps and extended the term of the hedged positions to mature on March 23, 2025. The interest rate swaps were net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR (subject to a floor of 0.50%) as applied to the notional amounts of each interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the interest rate swap arrangements, interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s hybrid debt instruments.

The following table provides additional details related to the swap contracts designated as hedging instruments as of April 2, 2023:

Derivatives designated as hedging instruments	Inception Date	Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Forward-starting interest rate swap 3(a)	December 17, 2018	July 14, 2020	January 14, 2024	$34.0	2.93450%	Cash flow
Interest rate swap 7	March 23, 2021	March 31, 2023	March 23, 2025	$50.0	0.73300%	Cash flow
Interest rate swap 8	March 23, 2021	March 31, 2023	March 23, 2025	$90.0	0.74300%	Cash flow
Interest rate swap 9	March 23, 2021	March 31, 2023	March 23, 2025	$70.0	0.75424%	Cash flow
______________
(a)    Forward-starting interest rate swap 3 was amended on March 31, 2023. The change to three-month Term SOFR was not effective until April 14, 2023. The fixed interest rate will be 2.73040% (subject to a floor of 0.73839%) from the effective date until maturity.

The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following tables summarize the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of April 2, 2023 and January 1, 2023 (in millions):

	Derivative Assets
	April 2, 2023		January 1, 2023
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$8.5	Prepaid expenses and other current assets	$8.6
	Other assets	5.1	Other assets	7.7
Total derivative assets		$13.6		$16.3

As of April 2, 2023, the net fair value of the interest rate swaps in the amount of $10.1 million, net of taxes, was recorded in AOCI for the derivatives designated as hedging instruments. To the extent the interest rate swaps designated as hedging instruments are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings.

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

For the three months ended April 2, 2023 and April 3, 2022, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $6.3 million as of April 2, 2023. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below details pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three months ended April 2, 2023 and April 3, 2022 (in millions):

	Three Months Ended
	April 2, 2023			April 3, 2022
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(0.8)	Interest and other non-operating expenses, net	$1.9	$9.1	Interest and other non-operating expenses, net	$(0.4)

The table below details gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the three months ended April 2, 2023 and April 3, 2022 (in millions):

		Three Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Interest rate contracts	Interest and other non-operating expenses, net	$(0.1)	$(0.7)	$—	$—

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	April 2, 2023	January 1, 2023
Land	$13.2	$13.2
Buildings and leasehold improvements:
Buildings	8.1	8.1
Leasehold improvements	48.2	46.2
Branch equipment	116.0	114.7
Office furniture and fixtures and vehicles:
Office furniture and fixtures	28.3	28.2
Vehicles	44.9	43.2
Finance lease right-of-use assets	108.6	103.1
Mineral rights	2.2	—
Tooling	0.1	0.1
Construction in progress	11.9	7.7
Total property and equipment, gross	381.5	364.5
Less: accumulated depreciation and amortization	187.1	175.7
Property and equipment, net	$194.4	$188.8

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $15.5 million and $10.0 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at April 2, 2023 and January 1, 2023 were $10.8 million and $10.8 million, less accumulated amortization of $10.4 million and $10.2 million, respectively. Amortization of these software costs was $0.2 million and $0.4 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	January 1, 2023	January 3, 2022
	to April 2, 2023	to January 1, 2023
Beginning balance	$411.9	$311.1
Goodwill acquired during the period(a)	13.4	101.8
Goodwill adjusted during the period	(2.9)	(1.0)
Ending balance	$422.4	$411.9
______________
(a)    Additions to goodwill during the three months ended April 2, 2023 related to the acquisitions completed in 2023 as described in Note 3.

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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		April 2, 2023			January 1, 2023
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.2 years	$506.3	$254.2	$252.1	$490.5	$241.2	$249.3
Trademarks and other	3.7 years	45.8	21.1	24.7	47.9	21.2	26.7
Total intangibles		$552.1	$275.3	$276.8	$538.4	$262.4	$276.0
During the three months ended April 2, 2023, the Company recorded $15.9 million of intangible assets, including $15.8 million in Customer relationship intangibles and $0.1 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $13.3 million and $1.1 million, respectively, as a result of the acquisitions completed in 2023 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $2.5 million and $(1.0) million, respectively.

During the three months ended April 3, 2022, the Company recorded $16.4 million of intangible assets, including $13.9 million in Customer relationship intangibles and $2.5 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $12.8 million and $1.1 million, respectively, as a result of the acquisitions completed in 2022 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $1.1 million and $1.4 million, respectively.

The Customer relationship intangible are amortized over a weighted-average period of approximately 20 years. The trademarks and other intangible assets are amortized over a weighted-average period of approximately five years.

Amortization expense for intangible assets was $15.1 million and $11.3 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

Total future amortization estimated as of April 2, 2023 is as follows (in millions):

Fiscal year ending:
2023 (remainder)	$43.4
2024	46.5
2025	38.4
2026	31.5
2027	24.5
Thereafter	92.5
Total future amortization	$276.8

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

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease Cost	Classification	April 2, 2023	April 3, 2022
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$4.2	$3.0
Interest on lease liabilities	Interest and other non-operating expenses, net	0.8	0.4
Operating lease cost	Cost of goods sold	1.7	1.5
Operating lease cost	Selling, general and administrative expenses	20.4	18.4
Short-term lease cost	Selling, general and administrative expenses	0.8	0.5
Variable lease cost	Selling, general and administrative expenses	0.4	0.2
Sublease income	Selling, general and administrative expenses	(0.2)	(0.3)
Total lease cost		$28.1	$23.7

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
Other Information	April 2, 2023	April 3, 2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$0.8	$0.4
Operating cash flows from operating leases	$22.2	$19.3
Financing cash flows from finance leases	$3.9	$2.9
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$8.7	$1.9
Operating leases	$49.8	$26.0

The aggregate future lease payments for operating and finance leases as of April 2, 2023 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2023 (remainder)	$58.5	$14.2
2024	80.2	17.7
2025	67.8	14.7
2026	53.4	11.6
2027	42.1	7.9
2028	31.1	4.4
Thereafter	93.1	0.2
Total lease payments	426.2	70.7
Less: interest	59.5	7.2
Present value of lease liabilities	$366.7	$63.5

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	April 2, 2023	April 3, 2022
Weighted-average remaining lease term:
Finance leases	4.3 years	4.2 years
Operating leases	6.4 years	6.8 years
Weighted-average discount rate:
Finance leases	5.0%	3.7%
Operating leases	4.7%	4.7%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $4.6 million for the three months ended April 2, 2023 and $4.4 million for the three months ended April 3, 2022, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares of which 1,930,234 remain available as of April 2, 2023.

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

In February 2023, the Company’s Human Resources and Compensation Committee approved amendments to the applicable equity award agreements governing the terms of the stock options, RSUs, and PSUs granted under the 2020 Plan. Pursuant to such amendments, all unvested stock options and RSUs granted to an associate after the effective date of the amendments under an applicable award agreement, as amended, will fully vest following the end of their employment, generally in four equal annual installments and expire in 10 years for stock options, if such associate’s combined age (minimum of 55 years of age) and completed years of employment with the Company (minimum of five years of service) equals 65 or more (the “Rule of 65”). The amendments did not alter any equity award agreements outstanding on or prior to the effective date or the pro-rated vesting schedule with respect to PSUs, other than to change the definition of retirement to reflect the Rule of 65.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. As of the start of fiscal year 2023, expected volatilities are based on the historical volatility of the Company’s common stock. Prior to fiscal year 2023, expected volatilities were based on the historical equity volatility of comparable publicly traded companies. The change in estimate was due to the length of time the Company’s common stock has been publicly traded now exceeding the expected term of the stock options. The expected term of stock options granted is derived from the output of the option valuation model and represents the period of time that stock options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the stock options are based on the U.S. Treasury security yields at the time of grant. DSUs, RSUs, and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The compensation cost for stock options and RSUs is recognized on a straight-line basis over the requisite vesting period. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.

A summary of stock-based compensation activities during the three months ended April 2, 2023 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of January 1, 2023	971.9	205.3	52.0	52.2
Granted	56.5	102.0	—	26.9
Exercised/Vested/Settled(a)	(19.2)	(68.0)	—	—
Expired or forfeited	(1.7)	(4.4)	—	(0.3)
Outstanding as of April 2, 2023	1,007.5	234.9	52.0	78.8
______________
(a)    Does not include 21.3 thousand stock options and 17.7 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

The weighted average grant date fair value of awards granted were as follows:

	April 2, 2023	April 3, 2022
Stock options	$72.24	$57.47
RSUs	$149.09	$179.71
DSUs	$—	$161.69
PSUs	$149.36	$179.40

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended
	April 2, 2023	April 3, 2022
Stock options(a)	$2.4	$0.9
RSUs(a)	5.4	2.1
DSUs	0.1	0.1
PSUs	0.7	0.6
Total stock-based compensation	$8.6	$3.7
______________
(a)    Stock-based compensation expense for the three months ended April 2, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts included $1.5 million related to stock options and $2.5 million related to RSUs.

A summary of unrecognized stock-based compensation expense was as follows:

	April 2, 2023		January 1, 2023
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$7.3	2.8 years	$5.6	2.5 years
RSUs	$30.8	3.0 years	$21.7	2.7 years
DSUs	$0.1	0.9 years	$0.1	0.9 years
PSUs	$6.5	2.2 years	$3.3	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	April 2, 2023	January 1, 2023
ABL facility	$313.0	$100.0
Term loans	252.2	252.8
Hybrid debt instruments	3.0	3.3
Total gross long-term debt	568.2	356.1
Less: unamortized debt issuance costs and discounts on debt	(5.3)	(5.5)
Total debt	$562.9	$350.6
Less: current portion	(4.1)	(4.0)
Total long-term debt	$558.8	$346.6

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $272.7 million and $487.4 million as of April 2, 2023 and January 1, 2023, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on outstanding balances under the ABL Facility ranged from 6.07431% to 8.00000% as of April 2, 2023 and ranged from 5.68561% to 5.77336% as of January 1, 2023. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of April 2, 2023 and a commitment fee of 0.20% on the unfunded amount as of January 1, 2023.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of April 2, 2023, the Company was in compliance with all of the ABL Facility covenants.

Term Loans

The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Borrowers entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing term loans outstanding immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”). On March 27, 2023, Landscape Holding, as representative for the Borrowers, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”), to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The New Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The New Term Loans mature on March 23, 2028.

Amendments of the Term Loans

On March 27, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Sixth Amendment, among Landscape Holding, as borrower representative, and JPMorgan Chase Bank, N.A., as administrative agent. The Sixth Amendment amends the Second Amended and Restated Credit Agreement, dated as of March 23, 2021, among the Borrowers, JPMorgan Chase Bank, N.A. and the lenders, and other financial institutions from time to time party thereto, to implement a forward-looking interest rate based on SOFR in lieu of LIBOR.

The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 7.15994% at April 2, 2023.

On March 23, 2021, the Company, through its subsidiaries, entered into the Fifth Amendment, by and among the Borrowers, JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amends and restates the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent, and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used, among other things, (i) to repay in full the Tranche E Term Loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.

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

The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of April 2, 2023, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.

Interest Expense

During the three months ended April 2, 2023, the Company incurred total interest expense of $6.9 million, of which $5.9 million related to interest on the ABL Facility and the term loans. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million for the three months ended April 2, 2023. The remaining $0.7 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three months ended April 2, 2023.

During the three months ended April 3, 2022, the Company incurred total interest expense of $4.3 million, of which $3.6 million related to interest on the ABL Facility and the term loans. The debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million for the three months ended April 3, 2022. The remaining $0.4 million of interest expense primarily related to interest attributable to finance leases for the three months ended April 3, 2022.

Hybrid Debt Instruments

Since the interest rate swap arrangements executed on March 23, 2021 were determined to be hybrid debt instruments containing embedded at-market swap derivatives, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets during the first quarter of 2021. As of April 2, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $1.5 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10.     Income Taxes

The Company’s effective tax rate was approximately 37.5% for the three months ended April 2, 2023 and approximately 12.5% for the three months ended April 3, 2022. The change in the effective rate was due primarily to a decrease in Income before taxes to a Loss before taxes and a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $0.8 million for the three months ended April 2, 2023, and $5.0 million for the three months ended April 3, 2022. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended April 2, 2023 and April 3, 2022, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.     Commitments and Contingencies

Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of April 2, 2023 and January 1, 2023, respectively. As part of the CD&R Acquisition, Deere & Company agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of April 2, 2023 and January 1, 2023, respectively.

Letters of credit: As of April 2, 2023 and January 1, 2023, outstanding letters of credit were $14.3 million and $11.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12.     Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share (“EPS”) by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Company includes vested RSUs, DSUs, and PSUs that have not been settled in common shares in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such shares issuable are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of RSUs and stock options are used to repurchase common shares at the average market price during the period, thus reducing the dilutive effect. RSUs and stock options with assumed proceeds per unit above the Company’s average share price for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022
Shares used in the computation of basic earnings per share	45,045,851	44,935,765
Effect of dilutive securities:
Stock options	—	811,922
RSUs and PSUs	—	96,833
DSUs	—	6,082
Shares used in the computation of diluted earnings per share(a)	45,045,851	45,850,602
______________
(a)    The shares used in the computation of diluted EPS do not give effect to any dilutive securities for the three months ended April 2, 2023 as its inclusion would have the effect of decreasing the Net loss per common share.

The diluted earnings per common share calculation for the three months ended April 2, 2023 and April 3, 2022 excluded the effect of 1,253,714 and 151,642 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Special Note Regarding Forward-Looking Statements and Information” included herein and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of April 2, 2023, we had over 640 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 155,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
Reduced product demand continued to be a challenge during the first quarter of 2023 as a result of the ongoing economic headwinds that developed last year. Weather conditions also dampened results in the Western and Northern markets, particularly in California where Organic Daily Sales were down 21% compared to the same period of last year. We expect the current macroeconomic trends of higher interest rates, elevated inflation, and tightening financial markets to continue to put pressure on volumes. Price inflation, which we estimate contributed 6% to our Organic Daily Sales growth during the first quarter of 2023, is expected to moderate over the remainder of the year. We anticipate low single digit price inflation for the 2023 Fiscal Year with the majority of price inflation expected to be realized in the first half of the year. For the three months ended April 2, 2023, we achieved Net sales growth of 4% primarily due to contributions from acquisitions and price inflation, while Organic Daily Sales decreased 2% as a result of declining volumes driven by the aforementioned economic conditions and unfavorable weather in the Western and Northern markets. Contributions from acquisitions with higher gross margins helped drive gross margin expansion of 90 basis points to 34.3% during the three months ended April 2, 2023, compared to 33.4% in the same period in 2022, but also increased Selling, general and administrative expenses (“SG&A”). Net income (loss) decreased $36.8 million to a Net loss of $(4.5) million for the three months ended April 2, 2023 compared to Net income of $32.3 million for the three months ended April 3, 2022, primarily due to higher SG&A and a decline in Organic Daily Sales.
Looking forward, the trend over the last three years of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels. Increases in home values, lack of affordable new homes, and higher mortgage interest rates have resulted in homeowners staying in their homes longer and upgrading their properties. The long-term outlook for the landscape supply industry remains strong driven by favorable population trends, housing demand, and increased interest in outdoor living. We are confident in the long-term growth opportunities of the landscape supply industry and our continued success providing our customers, suppliers, and shareholders exceptional value. We are the industry leader and have a robust acquisition pipeline and a flexible business model. We remain committed to our strategic and operational initiatives and will continue to focus on driving margin expansion by leveraging our scale, resources, and capabilities. We are operational in five distribution center facilities across the United States that have expanded our supply chain capabilities in 2023. We are in the process of finishing the transition of our West distribution center operations from Colton, California (179,000 square feet) to Goodyear, Arizona (392,000 square feet). The Goodyear, Arizona distribution center commenced operations towards the end of the first quarter of 2023. We will operate a single West distribution center going forward. We operate three other distribution centers in the United States that are located in Hutchins, Texas (338,000 square feet), Palmetto, Georgia (335,000 square feet), and Carlisle, Pennsylvania (201,000 square feet).

As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. We are closely monitoring the impact of demand weakness resulting from the challenging market conditions described above as well as the potential effects of the war in Ukraine on our business and the related uncertainties and risks. These conditions are beyond our control and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. The fiscal years ending December 31, 2023 and January 1, 2023 both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended April 2, 2023 and April 3, 2022 both included 13 weeks.
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
Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. Refer to “Results of Operations – Quarterly Results of Operations Data” for more information regarding how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.
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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired companies and seek to achieve synergies. As of April 2, 2023, we completed the following acquisitions since the start of the 2022 fiscal year:
•In March 2023, we acquired the assets and assumed the liabilities of Triangle Landscape Supplies, Inc., Triangle Landscape Supplies of J.C., LLC, and Triangle Landscape Supplies of Apex, Inc. (collectively, “Triangle”). With four locations in the Raleigh-Durham, North Carolina market, Triangle is a wholesale distributor of hardscapes and landscape supplies to landscape professionals.
•In March 2023, we acquired the assets and assumed the liabilities of J&J Materials Corp. (“J&J Materials”). With five locations in Rhode Island and Southeastern Massachusetts, J&J Materials is a wholesale distributor of hardscapes to landscape professionals.
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
•Marketing initiatives, including product marketing, customer strategy and analytics, Hispanic customer engagement, implementation of our digital marketing strategy, and our updated Partners Program.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended April 2, 2023 and April 3, 2022 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended
	April 2, 2023		April 3, 2022
Net sales	$837.4	100.0%	$805.3	100.0%
Cost of goods sold	550.3	65.7%	536.1	66.6%
Gross profit	287.1	34.3%	269.2	33.4%
Selling, general and administrative expenses	291.4	34.8%	230.5	28.6%
Other income	4.0	0.5%	2.5	0.3%
Operating income (loss)	(0.3)	—%	41.2	5.1%
Interest and other non-operating expenses, net	6.9	0.8%	4.3	0.5%
Income tax (benefit) expense	(2.7)	(0.3)%	4.6	0.6%
Net income (loss)	$(4.5)	(0.5)%	$32.3	4.0%
Net sales
Net sales increased 4% to $837.4 million for the three months ended April 2, 2023 compared to $805.3 million for the three months ended April 3, 2022 primarily due to contributions from acquisitions and price inflation resulting from rising product costs. Organic Daily Sales decreased 2% in the first quarter of 2023 due to unfavorable weather in the Western and Northern markets and moderating economic conditions. Based upon year-over-year price increases in our highest selling SKUs, we estimate price inflation contributed approximately 6% to our Organic Daily Sales growth for the three months ended April 2, 2023. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 1% in the first quarter of 2023, primarily due to price inflation resulting from higher product costs, largely offset by reduced volume resulting from moderating economic conditions and unfavorable weather. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) decreased 9% in the first quarter of 2023, primarily due to a late start to spring in key Northern markets, moderating economic conditions, and weak demand for ice melt due to limited snow and ice events. Acquisitions contributed $56.5 million, or 7%, to the Net sales growth for the first quarter of 2023.
Cost of goods sold
Cost of goods sold increased 3% to $550.3 million for the three months ended April 2, 2023 compared to $536.1 million for the three months ended April 3, 2022. The increase in Cost of goods sold was primarily attributable to acquisitions and product cost inflation.
Gross profit and gross margin
Gross profit increased 7% to $287.1 million for the three months ended April 2, 2023 compared to $269.2 million for the three months ended April 3, 2022. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin increased 90 basis points to 34.3% in the first quarter of 2023 as compared to 33.4% in the first quarter of 2022. The increase in gross margin primarily reflects lower freight costs and contributions from acquisitions with higher gross margins, partially offset by the absence of the large price realization benefit in the first quarter of 2022.

Selling, general and administrative expenses
SG&A increased 26% to $291.4 million for the three months ended April 2, 2023 compared to $230.5 million for the three months ended April 3, 2022. The increase in SG&A was primarily due to the impact of acquisitions, cost inflation, and higher operating expenses supporting our sales growth. SG&A as a percentage of Net sales increased 620 basis points to 34.8% for the three months ended April 2, 2023 compared to 28.6% for the three months ended April 3, 2022 primarily due to the impact of acquisitions, cost inflation, and higher operating expenses supporting our sales growth, combined with a later start to the spring selling season in a low sales volume quarter. Depreciation and amortization expense increased $9.1 million to $30.8 million for the three months ended April 2, 2023, compared to $21.7 million for the three months ended April 3, 2022. The increase in depreciation and amortization was primarily attributable to our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $2.6 million to $6.9 million for the three months ended April 2, 2023 compared to $4.3 million for three months ended April 3, 2022. The increase in interest expense was primarily due to increased borrowings and a higher average interest rate during the three months ended April 2, 2023 compared to the same period of 2022.
Income tax (benefit) expense
Income tax benefit was $(2.7) million for the three months ended April 2, 2023 compared to Income tax expense of $4.6 million for the three months ended April 3, 2022. The effective tax rate was 37.5% for the three months ended April 2, 2023 compared to 12.5% for the three months ended April 3, 2022. The change in the effective rate was due primarily to a decrease in Income before taxes to a Loss before taxes and a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Consolidated Statements of Operations. Excess tax benefits of $0.8 million were recognized for the three months ended April 2, 2023 compared to $5.0 million for the three months ended April 3, 2022.
Net income (loss)
Net income (loss) decreased $36.8 million to a Net loss of $(4.5) million for the three months ended April 2, 2023 compared to Net income of $32.3 million for the three months ended April 3, 2022. The decline in Net income (loss) for the three months ended April 2, 2023 was primarily due to higher SG&A, partially offset by an increase in Net sales and gross margin.

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

(In millions, except per share information and percentages)
	2023	2022				2021
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Net sales	$837.4	$890.0	$1,102.6	$1,216.6	$805.3	$805.2	$936.4	$1,083.9
Cost of goods sold	550.3	587.4	714.0	755.5	536.1	522.8	595.9	695.7
Gross profit	287.1	302.6	388.6	461.1	269.2	282.4	340.5	388.2
Selling, general and administrative expenses	291.4	304.6	289.2	272.7	230.5	247.2	235.3	225.8
Other (income) expense, net	(4.0)	(2.0)	(2.4)	(1.7)	(2.5)	(0.1)	1.8	(2.2)
Operating income (loss)	(0.3)	—	101.8	190.1	41.2	35.3	103.4	164.6
Interest and other non-operating expenses, net	6.9	5.5	5.6	4.6	4.3	5.1	4.3	4.3
Income tax (benefit) expense	(2.7)	(4.6)	22.9	44.8	4.6	2.7	19.1	36.8
Net income (loss)	$(4.5)	$(0.9)	$73.3	$140.7	$32.3	$27.5	$80.0	$123.5
Net income (loss) per common share:
Basic	$(0.10)	$(0.02)	$1.63	$3.12	$0.72	$0.61	$1.79	$2.77
Diluted	$(0.10)	$(0.02)	$1.60	$3.07	$0.70	$0.60	$1.74	$2.70
Adjusted EBITDA(a)	$39.8	$38.9	$135.6	$222.0	$67.8	$61.8	$128.2	$190.6

Net sales as a percentage of annual Net sales	22.2%	27.5%	30.3%	20.0%	23.2%	26.9%	31.2%
Gross profit as a percentage of annual Gross profit	21.3%	27.3%	32.4%	19.0%	23.3%	28.1%	32.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	8.4%	29.2%	47.8%	14.6%	14.9%	30.9%	45.9%
_____________________________________
(a)    In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Quarterly Report on Form 10-Q to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:
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
•does not reflect our interest expense, net, or the cash requirements necessary to service interest or principal payments, on our debt;
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (in millions):

	2023	2022				2021
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported Net income (loss)	$(4.5)	$(0.9)	$73.3	$140.7	$32.3	$27.5	$80.0	$123.5
Income tax (benefit) expense	(2.7)	(4.6)	22.9	44.8	4.6	2.7	19.1	36.8
Interest expense, net	6.9	5.5	5.6	4.6	4.3	5.1	4.3	4.3
Depreciation and amortization	30.8	31.6	27.4	23.1	21.7	22.3	21.0	20.3
EBITDA	30.5	31.6	129.2	213.2	62.9	57.6	124.4	184.9
Stock-based compensation(a)	8.6	4.3	4.5	5.8	3.7	3.1	3.5	4.6
(Gain) loss on sale of assets(b)	(0.4)	0.2	(0.7)	(0.2)	(0.1)	0.2	(0.2)	(0.2)
Financing fees(c)	—	—	0.1	0.2	—	—	—	—
Acquisitions and other adjustments(d)	1.1	2.8	2.5	3.0	1.3	0.9	0.5	1.3
Adjusted EBITDA(e)	$39.8	$38.9	$135.6	$222.0	$67.8	$61.8	$128.2	$190.6
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2023	2022
	Qtr 1	Qtr 1
Reported Net sales	$837.4	$805.3
Organic Sales(a)	777.6	802.0
Acquisition contribution(b)	59.8	3.3
Selling Days	64	65
Organic Daily Sales	$12.2	$12.3
_____________________________________
(a)    Organic Sales equal Net sales less Net sales from branches acquired in 2023 and 2022.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2023 Fiscal Year. Includes Net sales from branches acquired in 2023 and 2022.
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the three months ended April 2, 2023, we repurchased no shares under the share repurchase program. As of April 2, 2023, the dollar value of shares that may yet be purchased under the share repurchase authorization was $375.0 million.
Our borrowing base capacity under the ABL Facility was $272.7 million as of April 2, 2023, after giving effect to $313.0 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $14.3 million. Our borrowing base capacity under the ABL Facility was $487.4 million as of January 1, 2023, after giving effect to $100.0 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $11.5 million. As of April 2, 2023, we had total cash and cash equivalents of $40.3 million, total gross long-term debt of $568.2 million, and total finance lease obligations (excluding interest) of $63.5 million.
Working capital was $959.5 million as of April 2, 2023, an increase of $200.0 million compared to $759.5 million as of January 1, 2023. The change in working capital was primarily attributable to the seasonality of our business.

The following table summarizes current and long-term material cash requirements related to our long-term debt as of April 2, 2023 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$568.2	$4.1	$564.1
Interest on long-term debt	$160.6	$29.5	$131.1
Our gross long-term debt balance increased $212.1 million since January 1, 2023. This increase was primarily attributable to funding the seasonal increase in our working capital and our acquisition investments. We have current maturities on our long-term debt of $4.1 million, which includes $2.6 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of April 2, 2023 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of April 2, 2023. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loans and the ABL Facility. Our interest on long-term debt balance increased $62.7 million since January 1, 2023, primarily due to the increase in borrowings under the ABL Facility and rising interest rates. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Three Months Ended
Net cash (used in) provided by:	April 2, 2023	April 3, 2022
Operating activities	$(152.6)	$(118.3)
Investing activities	$(39.6)	$(41.0)
Financing activities	$203.4	$150.6
Cash flow used in operating activities
Net cash used in operating activities for the three months ended April 2, 2023 was $152.6 million compared to $118.3 million for the three months ended April 3, 2022. The increase in cash used in operating activities was primarily due to a decline in Net income to a Net loss and a higher seasonal investment in working capital.
Cash flow used in investing activities
Net cash used in investing activities was $39.6 million for the three months ended April 2, 2023 compared to $41.0 million for the three months ended April 3, 2022. The decrease reflects a small decline in acquisition investments in the first three months of 2023 compared to the same period of 2022. Capital expenditures were $7.1 million for the first three months of 2023 compared to $7.5 million for the same period of 2022 due to a decreased investment in material handling equipment used in our branches.
Cash flow provided by financing activities
Net cash provided by financing activities was $203.4 million for the three months ended April 2, 2023 compared to $150.6 million for the three months ended April 3, 2022. The increase primarily reflects a seasonal increase in borrowings in preparation for the spring selling season.

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
On March 27, 2023, Landscape Holding, as representative for the Borrowers, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”), dated as of March 23, 2021, to implement a forward-looking interest rate based on SOFR in lieu of LIBOR.
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
Amendments of the Term Loans
On March 27, 2023, Landscape Holding entered into Sixth Amendment, among Landscape Holding, as borrower representative, and JPMorgan Chase Bank, N.A., as administrative agent. The Sixth Amendment amends the Second Amended and Restated Credit Agreement, dated as of March 23, 2021, among the Borrowers, JPMorgan Chase Bank, N.A. and the lenders, and other financial institutions from time to time party thereto, to implement a forward-looking interest rate based on SOFR in lieu of LIBOR.
The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 7.15994% as of April 2, 2023.
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

Loans under the ABL Credit Agreement bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on average daily excess availability under the ABL Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the ABL Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the ABL Credit Agreement. The interest rate on outstanding balances under the ABL Facility ranged from 6.07431% to 8.00000% as of April 2, 2023 and ranged from 5.68561% to 5.77336% as of January 1, 2023. Additionally, the ABL Borrowers paid a commitment fee of 0.25% on the unfunded amount as of April 2, 2023 and a commitment fee of 0.20% on the unfunded amount as of January 1, 2023.

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
On March 31, 2023, we amended the terms of our interest rate swaps to implement a forward-looking interest rate based on SOFR in place of LIBOR. Since the interest rate swaps were affected by reference rate reform, we applied the expedients and exceptions provided in Topic 848 to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All interest rate swap amendments were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships. The interest rate swaps will continue to be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month Term SOFR (subject to a floor) as applied to the notional amounts of each interest rate swap.
During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. Since the interest rate swap arrangements executed during the first quarter of 2021 are hybrid debt instruments containing embedded at-market swap derivatives, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets. As of April 2, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $1.5 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets.
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
Failure of the swap counterparties to make payments would result in the loss of any potential benefit to us under the swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying the debt agreements. Additionally, failure of the swap counterparties would not eliminate our obligation to continue to make payments under the existing swap agreements if they were in a net pay position.
For additional information, refer to “Note 1. Nature of Business and Significant Accounting Polices”, “Note 4. Fair Value Measurement and Interest Rate Swaps”, and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements.

Critical Accounting Estimates
The accounting estimates we believe to be most sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations are: inventory valuation, acquisitions, and goodwill. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 for additional detail and discussion of these critical accounting estimates. There have been no material changes to our critical accounting estimates as described in our most recent Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Item 6. Exhibits.

Exhibit Number	Description

10.1†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.2
First Amendment to Second Amended and Restated Credit Agreement dated as of March 27, 2023, by and among SiteOne Landscape Supply Holding, LLC and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2023.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended April 2, 2023 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	May 3, 2023	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)