Form 10-Q
period 2023-10-01
SiteOne Landscape Supply, Inc.
filed 2023-11-01
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of October 27, 2023
Common Stock, $0.01 par value per share	45,125,414

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
•market variables, including inflation and elevated interest rates for prolonged periods;
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
•threats from terrorism, violence, uncertain political conditions, and geopolitical conflicts such as the ongoing conflict between Russia and Ukraine as well as the conflict in the Gaza Strip;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	October 1, 2023	January 1, 2023
Current assets:
Cash and cash equivalents	$74.9	$29.1
Accounts receivable, net of allowance for doubtful accounts of $24.2 and $21.7, respectively	540.4	455.5
Inventory, net	852.2	767.7
Income tax receivable	3.7	10.9
Prepaid expenses and other current assets	102.3	56.1
Total current assets	1,573.5	1,319.3

Property and equipment, net (Note 5)	232.0	188.8
Operating lease right-of-use assets, net (Note 7)	384.8	321.6
Goodwill (Note 6)	484.4	411.9
Intangible assets, net (Note 6)	304.2	276.0
Deferred tax assets	2.8	3.7
Other assets	7.8	12.6
Total assets	$2,989.5	$2,533.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$355.3	$279.7
Current portion of finance leases (Note 7)	20.0	14.8
Current portion of operating leases (Note 7)	81.1	70.1
Accrued compensation	65.9	81.2
Long-term debt, current portion (Note 9)	5.3	4.0
Accrued liabilities	127.1	110.0
Total current liabilities	654.7	559.8

Other long-term liabilities	15.2	12.8
Finance leases, less current portion (Note 7)	62.0	43.9
Operating leases, less current portion (Note 7)	313.5	260.1
Deferred tax liabilities	15.0	7.8
Long-term debt, less current portion (Note 9)	433.6	346.6
Total liabilities	1,494.0	1,231.0

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,341,602 and 45,148,312 shares issued, and 45,109,581 and 44,916,291 shares outstanding at October 1, 2023 and January 1, 2023, respectively	0.5	0.5
Additional paid-in capital	594.9	577.1
Retained earnings	919.7	742.9
Accumulated other comprehensive income	5.7	7.7
Treasury stock, at cost, 232,021 and 232,021 shares at October 1, 2023 and January 1, 2023, respectively	(25.3)	(25.3)
Total stockholders' equity	1,495.5	1,302.9
Total liabilities and stockholders' equity	$2,989.5	$2,533.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$1,145.1	$1,102.6	$3,336.2	$3,124.5
Cost of goods sold	757.0	714.0	2,171.6	2,005.6
Gross profit	388.1	388.6	1,164.6	1,118.9

Selling, general and administrative expenses	311.8	289.2	923.8	792.4
Other income	4.9	2.4	11.4	6.6
Operating income	81.2	101.8	252.2	333.1

Interest and other non-operating expenses, net	6.4	5.6	20.6	14.5
Income before taxes	74.8	96.2	231.6	318.6
Income tax expense	17.5	22.9	54.8	72.3
Net income	$57.3	$73.3	$176.8	$246.3

Net income per common share:
Basic	$1.27	$1.63	$3.92	$5.47
Diluted	$1.25	$1.60	$3.87	$5.38
Weighted average number of common shares outstanding:
Basic	45,149,650	45,102,574	45,096,404	45,024,324
Diluted	45,747,398	45,774,367	45,690,285	45,804,041
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$57.3	$73.3	$176.8	$246.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.4)	(3.8)	(0.1)	(4.9)
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $0.4, $(1.8), $0.7, and $(4.8), respectively	(1.0)	5.2	(1.9)	13.9
Total other comprehensive income (loss)	(2.4)	1.4	(2.0)	9.0
Comprehensive income	$54.9	$74.7	$174.8	$255.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9
Net loss	—	—	—	(4.5)	—	—	(4.5)
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)
Issuance of common shares under stock-based compensation plan	62.9	—	(2.6)	—	—	—	(2.6)
Stock-based compensation	—	—	8.6	—	—	—	8.6
Balance at April 2, 2023	44,979.2	$0.5	$583.1	$738.4	$6.0	$(25.3)	$1,302.7
Net income	—	—	—	124.0	—	—	124.0
Other comprehensive income	—	—	—	—	2.1	—	2.1
Issuance of common shares under stock-based compensation plan	62.7	—	(0.9)	—	—	—	(0.9)
Stock-based compensation	—	—	7.1	—	—	—	7.1
Balance at July 2, 2023	45,041.9	$0.5	$589.3	$862.4	$8.1	$(25.3)	$1,435.0
Net income	—	—	—	57.3	—	—	57.3
Other comprehensive loss	—	—	—	—	(2.4)	—	(2.4)
Issuance of common shares under stock-based compensation plan	67.7	—	0.6	—	—	—	0.6
Stock-based compensation	—	—	5.0	—	—	—	5.0
Balance at October 1, 2023	45,109.6	$0.5	$594.9	$919.7	$5.7	$(25.3)	$1,495.5

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 2, 2022	44,767.5	$0.4	$562.3	$497.5	$(2.2)	$(0.3)	$1,057.7
Net income	—	—	—	32.3	—	—	32.3
Other comprehensive income	—	—	—	—	8.2	—	8.2
Issuance of common shares under stock-based compensation plan	134.1	—	(2.7)	—	—	—	(2.7)
Stock-based compensation	—	—	3.7	—	—	—	3.7
Balance at April 3, 2022	44,901.6	$0.4	$563.3	$529.8	$6.0	$(0.3)	$1,099.2
Net income	—	—	—	140.7	—	—	140.7
Other comprehensive loss	—	—	—	—	(0.6)	—	(0.6)
Issuance of common shares under stock-based compensation plan	109.1	0.1	(1.6)	—	—	—	(1.5)
Stock-based compensation	—	—	5.8	—	—	—	5.8
Balance at July 3, 2022	45,010.7	$0.5	$567.5	$670.5	$5.4	$(0.3)	$1,243.6
Net income	—	—	—	73.3	—	—	73.3
Other comprehensive income	—	—	—	—	1.4	—	1.4
Issuance of common shares under stock-based compensation plan	71.7	—	0.5	—	—	—	0.5
Stock-based compensation	—	—	4.5	—	—	—	4.5
Balance at October 2, 2022	45,082.4	$0.5	$572.5	$743.8	$6.8	$(0.3)	$1,323.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash Flows from Operating Activities:
Net income	$176.8	$246.3
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	46.1	34.1
Stock-based compensation	20.7	14.0
Amortization of software and intangible assets	47.0	38.1
Amortization of debt related costs	0.9	0.9
Loss on extinguishment of debt	—	0.6
Gain on sale of equipment	(0.4)	(1.0)
Other	(3.8)	1.0
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(68.8)	(96.1)
Inventory	(45.4)	(196.2)
Income tax receivable	7.2	3.3
Prepaid expenses and other assets	(37.2)	(7.5)
Accounts payable	55.2	75.0
Income tax payable	—	7.0
Accrued expenses and other liabilities	(8.4)	(7.0)
Net Cash Provided By Operating Activities	$189.9	$112.5
Cash Flows from Investing Activities:
Purchases of property and equipment	(24.1)	(20.5)
Purchases of intangible assets	(5.3)	(10.2)
Acquisitions, net of cash acquired	(181.7)	(182.2)
Proceeds from the sale of property and equipment	1.9	1.9
Net Cash Used In Investing Activities	$(209.2)	$(211.0)
Cash Flows from Financing Activities:
Equity proceeds from common stock	3.0	3.2
Repurchases of common stock	(0.6)	—
Borrowings under term loan	120.0	—
Repayments under term loan	(2.2)	(1.9)
Borrowings on asset-based credit facility	434.3	593.2
Repayments on asset-based credit facility	(461.8)	(456.7)
Payments of debt issuance costs	(1.8)	(2.3)
Payments on finance lease obligations	(13.2)	(9.0)
Payments of acquisition related contingent obligations	(5.6)	(10.0)
Other financing activities	(7.0)	(8.0)
Net Cash Provided By Financing Activities	$65.1	$108.5
Effect of exchange rate on cash	—	(1.0)
Net change in cash	45.8	9.0
Cash and cash equivalents:
Beginning	29.1	53.7
Ending	$74.9	$62.7

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$19.8	$11.0
Cash paid during the year for income taxes	$46.0	$63.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than four percent of sales and less than four percent of total assets in Canada for all periods presented. As of October 1, 2023, the Company had over 690 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

During the three and nine months ended October 1, 2023, there were no shares purchased under the share repurchase program. As of October 1, 2023, the dollar value of shares that may yet be purchased under the share repurchase authorization was $375.0 million.

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

Certain prior period amounts, which are not material, have been reclassified to conform to the current period presentation on the Consolidated Statements of Equity. For the three and nine months ended October 1, 2023, the Company reclassified Treasury stock shares of 20,911 and the corresponding share amount of $0.3 million, which in previous years were reported in Common stock shares and Additional paid-in capital, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 31, 2023 and January 1, 2023 both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended October 1, 2023 and October 2, 2022 both include 13 weeks. The nine months ended October 1, 2023 and October 2, 2022 both include 39 weeks.

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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). This ASU amends or supersedes various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of Staff Accounting Bulletin No. 120. ASU 2023-03 provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. ASU 2023-03 does not provide new guidance so there is no transition or effective date associated with it. Therefore, these updates were immediately effective. The adoption of ASU 2023-03 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Landscaping products(a)	$887.8	$846.5	$2,599.9	$2,382.5
Agronomic and other products(b)	257.3	256.1	736.3	742.0
	$1,145.1	$1,102.6	$3,336.2	$3,124.5
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

As of October 1, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $15.7 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of October 1, 2023 and January 1, 2023, contract liabilities were $15.7 million and $10.5 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the nine months ended October 1, 2023 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $5.5 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $187.5 million and $186.0 million and deferred contingent consideration of $11.3 million and $15.6 million for the nine months ended October 1, 2023 and October 2, 2022, respectively. As of October 1, 2023, the Company completed the following acquisitions since the start of the 2022 fiscal year:
•In August 2023, the Company acquired the assets and assumed the liabilities of JMJ Organics LTD (“JMJ Organics”). With five locations in Houston, Texas, JMJ Organics is a wholesale distributor of landscape supplies, nursery products, and hardscapes to landscape professionals.
•In August 2023, the Company acquired the assets and assumed the liabilities of Regal Chemical Company and Monarch Scientific, LLC (collectively, “Regal”). With one location in Alpharetta, Georgia, Regal is a wholesale distributor of agronomic products to landscape professionals.
•In August 2023, the Company acquired all of the outstanding stock of Pioneer Landscape Centers, Inc. and JLL Pioneer LLC (collectively, “Pioneer”). With 18 locations in Colorado and 16 locations in Arizona, Pioneer is a wholesale distributor of hardscapes and landscape supply products, including decorative rock, pavers, bulk materials, artificial turf, and supporting products to landscape professionals.
•In August 2023, the Company acquired the assets and assumed the liabilities of Timothy’s Center for Gardening, LLC (“Timothy’s”). With one location in Robbinsville, New Jersey, Timothy’s is a wholesale distributor of hardscapes, nursery products, and bulk materials to landscape professionals.
•In August 2023, the Company acquired the assets and assumed the liabilities of New England Silica, Inc. (“New England Silica”). With one location in South Windsor, Connecticut, New England Silica is a wholesale distributor of hardscapes to landscape professionals.
•In July 2023, the Company acquired the assets and assumed the liabilities of Hickory Hill Farm & Garden, LLC (“Hickory Hill”). With one location in Eatonton, Georgia, Hickory Hill is a wholesale distributor of irrigation, nursery, and landscape supplies to landscape professionals.
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

On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy commonly referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 at that time were amended and restructured as new agreements designated by the Company as interest rate swaps 7, 8, and 9 with the same counterparties. Each of these amended interest rate swap agreements blended the liability positions of the Forward-starting interest rate swaps into the interest rate swaps and extended the term of the hedged positions to mature on March 23, 2025. The interest rate swaps were net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR as applied to the notional amounts of each interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the interest rate swap arrangements, interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 9. Long-Term Debt” for additional information regarding the Company’s hybrid debt instruments.

The following table provides additional details related to the swap contracts designated as hedging instruments as of October 1, 2023:

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

The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of October 1, 2023 and January 1, 2023 (in millions):

	Derivative Assets
	October 1, 2023		January 1, 2023
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$9.9	Prepaid expenses and other current assets	$8.6
	Other assets	3.7	Other assets	7.7
Total derivative assets		$13.6		$16.3

As of October 1, 2023, the net fair value of the interest rate swaps in the amount of $10.1 million, net of taxes, was recorded in AOCI for the derivatives designated as hedging instruments. To the extent the interest rate swaps designated as hedging instruments are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings.

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

For the three and nine months ended October 1, 2023 and October 2, 2022, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $7.3 million as of October 1, 2023. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The tables below provide details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and nine months ended October 1, 2023 and October 2, 2022 (in millions):

	Three Months Ended
	October 1, 2023			October 2, 2022
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$1.2	Interest and other non-operating expenses, net	$2.6	$6.8	Interest and other non-operating expenses, net	$0.6

	Nine Months Ended
	October 1, 2023			October 2, 2022
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$4.2	Interest and other non-operating expenses, net	$6.9	$16.5	Interest and other non-operating expenses, net	$0.1

The tables below provide details regarding gain (loss) recorded in income and reclassified from AOCI into income for derivatives not designated as hedging instruments for the three and nine months ended October 1, 2023 and October 2, 2022 (in millions):

		Three Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Interest rate contracts	Interest and other non-operating expenses, net	$—	$(0.8)	$—	$—

		Nine Months Ended
		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Interest rate contracts	Interest and other non-operating expenses, net	$(0.1)	$(2.3)	$—	$—

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	October 1, 2023	January 1, 2023
Land	$13.2	$13.2
Buildings and leasehold improvements:
Buildings	8.1	8.1
Leasehold improvements	52.3	46.2
Branch equipment	122.4	114.7
Office furniture and fixtures and vehicles:
Office furniture and fixtures	30.1	28.2
Vehicles	60.9	43.2
Finance lease right-of-use assets	136.3	103.1
Mineral rights	2.2	—
Tooling	0.1	0.1
Construction in progress	18.8	7.7
Total property and equipment, gross	444.4	364.5
Less: accumulated depreciation and amortization	212.4	175.7
Property and equipment, net	$232.0	$188.8

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $15.1 million and $46.1 million for the three and nine months ended October 1, 2023, and $13.0 million and $34.1 million for the three and nine months ended October 2, 2022, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at October 1, 2023 and January 1, 2023 were $11.2 million and $10.8 million, less accumulated amortization of $10.7 million and $10.2 million, respectively. Amortization of these software costs was $0.2 million and $0.5 million for the three and nine months ended October 1, 2023, and $0.4 million and $1.2 million for the three and nine months ended October 2, 2022, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	January 1, 2023	January 3, 2022
	to October 1, 2023	to January 1, 2023
Beginning balance	$411.9	$311.1
Goodwill acquired during the period(a)	74.8	101.8
Goodwill adjusted during the period	(2.3)	(1.0)
Ending balance	$484.4	$411.9
______________
(a)    Additions to goodwill during the nine months ended October 1, 2023 related to the acquisitions completed in 2023 as described in Note 3.

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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		October 1, 2023			January 1, 2023
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.3 years	$556.8	$281.4	$275.4	$490.5	$241.2	$249.3
Trademarks and other	3.6 years	52.3	23.5	28.8	47.9	21.2	26.7
Total intangibles		$609.1	$304.9	$304.2	$538.4	$262.4	$276.0
During the nine months ended October 1, 2023, the Company recorded $74.7 million of intangible assets, including $66.3 million in Customer relationship intangibles and $8.4 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $63.9 million and $9.5 million, respectively, as a result of the acquisitions completed in 2023 as described in Note 3. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $2.4 million and $(1.1) million, respectively.

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

Amortization expense for intangible assets was $16.0 million and $46.5 million for the three and nine months ended October 1, 2023, and $14.0 million and $36.9 million for the three and nine months ended October 2, 2022, respectively.

Total future amortization estimated as of October 1, 2023 is as follows (in millions):

Fiscal year ending:
2023 (remainder)	$16.9
2024	58.0
2025	48.0
2026	39.3
2027	30.4
Thereafter	111.6
Total future amortization	$304.2

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$5.2	$3.4	$14.1	$9.4
Interest on lease liabilities	Interest and other non-operating expenses, net	1.1	0.5	2.8	1.3
Operating lease cost	Cost of goods sold	2.0	1.3	6.1	4.3
Operating lease cost	Selling, general and administrative expenses	22.4	19.3	63.9	56.4
Short-term lease cost	Selling, general and administrative expenses	0.8	0.2	2.3	1.2
Variable lease cost	Selling, general and administrative expenses	0.5	0.5	1.1	1.1
Sublease income	Selling, general and administrative expenses	(0.2)	(0.2)	(0.6)	(0.8)
Total lease cost		$31.8	$25.0	$89.7	$72.9

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Information	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$1.1	$0.5	$2.8	$1.3
Operating cash flows from operating leases	$24.7	$20.9	$68.9	$60.3
Financing cash flows from finance leases	$4.9	$3.2	$13.2	$9.0
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$12.5	$8.0	$36.5	$15.1
Operating leases	$22.8	$26.2	$95.5	$63.5

The aggregate future lease payments for operating and finance leases as of October 1, 2023 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2023 (remainder)	$17.7	$6.2
2024	96.4	23.5
2025	80.5	20.4
2026	65.1	17.3
2027	52.1	13.5
2028	40.3	9.9
Thereafter	116.1	2.3
Total lease payments	468.2	93.1
Less: interest	73.6	11.1
Present value of lease liabilities	$394.6	$82.0

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	October 1, 2023	October 2, 2022
Weighted-average remaining lease term:
Finance leases	4.5 years	4.2 years
Operating leases	6.5 years	6.6 years
Weighted-average discount rate:
Finance leases	5.7%	4.2%
Operating leases	5.0%	4.6%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $3.8 million and $13.2 million for the three and nine months ended October 1, 2023, and $3.2 million and $11.4 million for the three and nine months ended October 2, 2022, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares of which 1,913,823 remain available as of October 1, 2023.

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

A summary of stock-based compensation activities during the nine months ended October 1, 2023 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of January 1, 2023	971.9	205.3	52.0	52.2
Granted(a)	56.6	121.5	2.7	42.9
Exercised/Vested/Settled(a)(b)	(125.9)	(75.3)	—	(32.0)
Expired or forfeited	(5.0)	(7.3)	—	(0.3)
Outstanding as of October 1, 2023	897.6	244.2	54.7	62.8
______________
(a)    PSUs granted includes 16.0 thousand PSUs granted and settled during the nine months ended October 1, 2023 at greater than 100% of their original grant amount.
(b)    Does not include 21.3 thousand stock options and 18.6 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

The weighted average grant date fair value of awards granted were as follows:

	October 1, 2023	October 2, 2022
Stock options	$72.27	$57.39
RSUs	$149.18	$174.37
DSUs	$148.09	$120.22
PSUs(a)	$148.89	$143.86
______________
(a)    Includes PSUs granted and settled during the nine months ended October 1, 2023 and October 2, 2022 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Stock options(a)	$0.7	$0.9	$3.9	$2.7
RSUs(a)	3.1	2.4	11.9	6.9
DSUs	0.1	0.2	0.4	0.8
PSUs	1.1	1.0	4.5	3.6
Total stock-based compensation	$5.0	$4.5	$20.7	$14.0
______________
(a)    Stock-based compensation expense for the three and nine months ended October 1, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis for the nine months ended October 1, 2023 included $1.3 million related to stock options and $2.3 million related to RSUs.

A summary of unrecognized stock-based compensation expense was as follows:

	October 1, 2023		January 1, 2023
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$5.7	2.5 years	$5.6	2.5 years
RSUs	$26.9	2.7 years	$21.7	2.7 years
DSUs	$0.2	1.1 years	$0.1	0.9 years
PSUs	$5.0	1.8 years	$3.3	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	October 1, 2023	January 1, 2023
ABL facility	$72.5	$100.0
Term loans	370.6	252.8
Hybrid debt instruments	2.2	3.3
Total gross long-term debt	445.3	356.1
Less: unamortized debt issuance costs and discounts on debt	(6.4)	(5.5)
Total debt	$438.9	$350.6
Less: current portion	(5.3)	(4.0)
Total long-term debt	$433.6	$346.6

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $513.2 million and $487.4 million as of October 1, 2023 and January 1, 2023, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on outstanding balances under the ABL Facility was 6.67741% as of October 1, 2023 and ranged from 5.68561% to 5.77336% as of January 1, 2023. Additionally, the Borrowers paid a commitment fee of 0.25% on the unfunded amount as of October 1, 2023 and a commitment fee of 0.20% on the unfunded amount as of January 1, 2023.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of October 1, 2023, the Company was in compliance with all of the ABL Facility covenants.

Term Loans

The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Borrowers entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing term loans outstanding immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”). On March 27, 2023, Landscape Holding, as representative for the Borrowers, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”), to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement (the “Increase Supplement”) to the Second Amended and Restated Credit Agreement, providing for an additional $120.0 million of New Term Loans. The New Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The New Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The New Term Loans mature on March 23, 2028.

Amendments of the Term Loans

On July 12, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Increase Supplement by and between Landscape Holding, as borrower representative, and JPMorgan Chase Bank, N.A., as increasing lender (the “Increasing Lender”), to the Second Amended and Restated Credit Agreement. The Increase Supplement provides for an additional $120.0 million of New Term Loans and makes such other changes to the Second Amended and Restated Credit Agreement as agreed between Landscape Holding and the Increasing Lender. Proceeds of the term loans borrowed pursuant to the Increase Supplement were used, among other things, to (i) repay certain loans outstanding under the ABL Facility and (ii) pay fees and expenses related to the Increase Supplement. The maturity date of the New Term Loans of March 23, 2028 did not change as a result of the Increase Supplement.

On March 27, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Sixth Amendment, which amends the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions if the transactions occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 7.43056% at October 1, 2023.

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

The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of October 1, 2023, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.

Interest Expense

During the three and nine months ended October 1, 2023, the Company incurred total interest expense of $6.4 million and $20.6 million, respectively, of which $5.3 million and $17.5 million related to interest on the ABL Facility and the term loans for the three and nine months ended October 1, 2023, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Increase Supplement, new debt fees and issuance costs of $1.8 million were capitalized during the three and nine months ended October 1, 2023. Amortization expense related to debt issuance costs and discounts was $0.4 million and $0.9 million for the three and nine months ended October 1, 2023, respectively. The remaining $0.7 million and $2.2 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and nine months ended October 1, 2023, respectively.

During the three and nine months ended October 2, 2022, the Company incurred total interest expense of $5.6 million and $14.5 million, respectively, of which $4.3 million and $11.8 million related to interest on the ABL Facility and the term loans for the three and nine months ended October 2, 2022, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Seventh Amendment to the ABL Credit Agreement, unamortized debt issuance costs and discounts in the amount of $0.6 million were written off to expense in accordance with ASC 470-50, “Debt Modifications and Extinguishments”, and new debt fees and issuance costs of $2.3 million were capitalized during the three and nine months ended October 2, 2022. Amortization expense related to debt issuance costs and discounts was $0.3 million and $0.9 million for the three and nine months ended October 2, 2022, respectively. The remaining $0.4 million and $1.2 million of interest expense primarily related to interest attributable to finance leases for the three and nine months ended October 2, 2022, respectively.

Hybrid Debt Instruments

During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets since the interest rate swap arrangements executed on March 23, 2021 were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of October 1, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $0.7 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10.    Income Taxes

The Company’s effective tax rate was approximately 23.7% for the nine months ended October 1, 2023 and approximately 22.7% for the nine months ended October 2, 2022. The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $4.3 million for the nine months ended October 1, 2023, and $9.3 million for the nine months ended October 2, 2022. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended October 1, 2023 and October 2, 2022, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.    Commitments and Contingencies

Environmental liability: As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of October 1, 2023 and January 1, 2023, respectively. As part of the CD&R Acquisition, Deere & Company agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of October 1, 2023 and January 1, 2023, respectively.

Letters of credit: As of October 1, 2023 and January 1, 2023, outstanding letters of credit were $14.3 million and $11.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Shares used in the computation of basic earnings per share	45,149,650	45,102,574	45,096,404	45,024,324
Effect of dilutive securities:
Stock options	500,837	553,461	515,888	667,119
RSUs and PSUs	86,100	99,328	68,615	97,715
DSUs	10,811	19,004	9,378	14,883
Shares used in the computation of diluted earnings per share	45,747,398	45,774,367	45,690,285	45,804,041

The diluted earnings per common share calculation for the three months ended October 1, 2023 and October 2, 2022 excluded the effect of 183,837 and 280,825 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the nine months ended October 1, 2023 and October 2, 2022 excluded the anti-dilutive effect of 180,154 and 267,840 potential shares of common stock, respectively.

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
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of October 1, 2023, we had over 690 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of more than 155,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
Economic headwinds, which have driven declining prices and weaker demand, continued to be a challenge during the three and nine months ended October 1, 2023. While weather conditions have improved since the start of the second quarter in certain of our key markets and helped drive volume growth for the three months ended October 1, 2023, particularly in our agronomic product lines, Organic Daily Sales growth was 1% for the nine months ended October 1, 2023, compared to 12% for the same period of 2022. We expect the current macroeconomic trends of elevated interest rates, tightening financial markets, reduced consumer spending, moderating price inflation, and deflation in select commodity products such as PVC pipe, grass seed, and fertilizer will continue to put pressure on Net sales growth for the remainder of 2023 and into 2024. Price deflation negatively impacted Organic Daily Sales by 4% for the third quarter of 2023 and the price contribution benefit to Organic Daily Sales growth for the nine months ended October 1, 2023 is down to 1%. The overall negative price trend is expected to continue before moderating in the first part of next year. For the three and nine months ended October 1, 2023, we achieved Net sales growth of 4% and 7%, respectively, primarily driven by contributions from acquisitions. Gross margin decreased 130 basis points and 90 basis points for the three and nine months ended October 1, 2023, respectively, primarily due to the absence of the price realization benefit that was achieved in the same periods of 2022, partially offset by acquisitions with higher gross margins as well as lower freight costs. Selling, general and administrative expenses (“SG&A”) increased 8% and 17%, respectively, for the three and nine months ended October 1, 2023, primarily due to the impact of acquisitions, cost inflation, and higher operating expenses supporting our sales growth. Net income decreased 22% and 28%, respectively, for the three and nine months ended October 1, 2023, primarily due to higher SG&A and lower gross margins, partially offset by Net sales growth.

Looking forward, the trend over the last three years of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels. Sharp increases in home values, lack of affordable new homes, and elevated mortgage interest rates for prolonged periods have resulted in homeowners staying in their homes longer. The long-term outlook for the landscape supply industry remains strong however, driven by favorable population trends, housing demand, and increased interest in outdoor living. We are confident in the landscape supply industry growth opportunities and our continued success providing our customers, suppliers, and shareholders exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. We are the industry leader and have a robust acquisition pipeline and a flexible business model. We remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions as well as delivering margin expansion by leveraging our scale, resources, and capabilities. We are operational in four distribution center facilities across the United States that have expanded our supply chain capacity in 2023. Our West distribution center operations transitioned from Colton, California (179,000 square feet) to Goodyear, Arizona (392,000 square feet) in April 2023. We operate three other distribution centers that are located in Hutchins, Texas (338,000 square feet), Palmetto, Georgia (335,000 square feet), and Carlisle, Pennsylvania (201,000 square feet). In addition, we have achieved strong operating cash flows during the nine months ended October 1, 2023 through effective working capital management primarily due to our progress in reducing inventory levels which were elevated in response to supply chain uncertainty in prior year periods.
As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. We continue to closely monitor the impact on our business and the related uncertainties and risks of moderating prices and demand weakness resulting from the challenging market conditions described above as well as the potential effects of uncertain political conditions and geopolitical conflicts, such as the ongoing war in Ukraine and the conflict in the Gaza Strip. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We use a 52/53 week fiscal year with the fiscal year ending on the Sunday nearest to December 31 in each year. The fiscal years ending December 31, 2023 and January 1, 2023 both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended October 1, 2023 and October 2, 2022 both included 13 weeks. The nine months ended October 1, 2023 and October 2, 2022 both included 39 weeks.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired companies and seek to achieve synergies. As of October 1, 2023, we completed the following acquisitions since the start of the 2022 fiscal year:
•In August 2023, we acquired the assets and assumed the liabilities of JMJ Organics LTD (“JMJ Organics”). With five locations in Houston, Texas, JMJ Organics is a wholesale distributor of landscape supplies, nursery products, and hardscapes to landscape professionals.
•In August 2023, we acquired the assets and assumed the liabilities of Regal Chemical Company and Monarch Scientific, LLC (collectively, “Regal”). With one location in Alpharetta, Georgia, Regal is a wholesale distributor of agronomic products to landscape professionals.
•In August 2023, we acquired all of the outstanding stock of Pioneer Landscape Centers, Inc. and JLL Pioneer LLC (collectively, “Pioneer”). With 18 locations in Colorado and 16 locations in Arizona, Pioneer is a wholesale distributor of hardscapes and landscape supply products, including decorative rock, pavers, bulk materials, artificial turf, and supporting products to landscape professionals.
•In August 2023, we acquired the assets and assumed the liabilities of Timothy’s Center for Gardening, LLC (“Timothy’s”). With one location in Robbinsville, New Jersey, Timothy’s is a wholesale distributor of hardscapes, nursery products, and bulk materials to landscape professionals.
•In August 2023, we acquired the assets and assumed the liabilities of New England Silica, Inc. (“New England Silica”). With one location in South Windsor, Connecticut, New England Silica is a wholesale distributor of hardscapes to landscape professionals.
•In July 2023, we acquired the assets and assumed the liabilities of Hickory Hill Farm & Garden, LLC (“Hickory Hill”). With one location in Eatonton, Georgia, Hickory Hill is a wholesale distributor of irrigation, nursery, and landscape supplies to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended October 1, 2023 and October 2, 2022 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	October 1, 2023		October 2, 2022		October 1, 2023		October 2, 2022
Net sales	$1,145.1	100.0%	$1,102.6	100.0%	$3,336.2	100.0%	$3,124.5	100.0%
Cost of goods sold	757.0	66.1%	714.0	64.8%	2,171.6	65.1%	2,005.6	64.2%
Gross profit	388.1	33.9%	388.6	35.2%	1,164.6	34.9%	1,118.9	35.8%
Selling, general and administrative expenses	311.8	27.2%	289.2	26.2%	923.8	27.7%	792.4	25.4%
Other income	4.9	0.4%	2.4	0.2%	11.4	0.3%	6.6	0.2%
Operating income	81.2	7.1%	101.8	9.2%	252.2	7.6%	333.1	10.7%
Interest and other non-operating expenses, net	6.4	0.6%	5.6	0.5%	20.6	0.6%	14.5	0.5%
Income tax expense	17.5	1.5%	22.9	2.1%	54.8	1.6%	72.3	2.3%
Net income	$57.3	5.0%	$73.3	6.6%	$176.8	5.3%	$246.3	7.9%
Net sales
Net sales increased 4% to $1,145.1 million for the three months ended October 1, 2023 compared to $1,102.6 million for the three months ended October 2, 2022, and increased 7% to $3,336.2 million for the nine months ended October 1, 2023 compared to $3,124.5 million for the nine months ended October 2, 2022. These increases were primarily due to contributions from acquisitions. Organic Daily Sales decreased 2% in the third quarter of 2023 due primarily to lower prices for commodity products such as PVC pipe, grass seed, and fertilizer, and increased 1% for the nine months ended October 1, 2023 reflecting modest end market demand and slightly higher prices. Based upon year-over-year price changes in our highest selling SKUs, we estimate price deflation reduced Organic Daily Sales by approximately 4% for the three months ended October 1, 2023, and price inflation contributed approximately 1% to our Organic Daily Sales growth for the nine months ended October 1, 2023. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) decreased 2% in the third quarter of 2023 and 2% for the first nine months of 2023 due primarily to lower prices for fertilizer and grass seed, partially offset by increased volume for those products. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) declined 2% in the third quarter of 2023 due to lower prices and moderating end market demand and grew 2% in the first nine months of 2023 reflecting modest end market demand. Acquisitions contributed $64.7 million, or 6%, to the Net sales growth for the third quarter of 2023, and $207.3 million, or 7%, to the Net sales growth for the nine months ended October 1, 2023.
Cost of goods sold
Cost of goods sold increased 6% to $757.0 million for the three months ended October 1, 2023 compared to $714.0 million for the three months ended October 2, 2022, and increased 8% to $2,171.6 million for the nine months ended October 1, 2023 compared to $2,005.6 million for the nine months ended October 2, 2022. The increase in Cost of goods sold for the three and nine months ended October 1, 2023 was primarily attributable to acquisitions.

Gross profit and gross margin
Gross profit was largely unchanged at $388.1 million for the three months ended October 1, 2023 compared to $388.6 million for the three months ended October 2, 2022, and increased 4% to $1,164.6 million for the nine months ended October 1, 2023 compared to $1,118.9 million for the nine months ended October 2, 2022. Gross profit growth for the nine months ended October 1, 2023 was driven by Net sales growth, including acquisitions. Gross margin decreased 130 basis points to 33.9% in the third quarter of 2023 as compared to 35.2% in the third quarter of 2022 and decreased 90 basis points to 34.9% for the nine months ended October 1, 2023 compared to 35.8% for the nine months ended October 2, 2022. The decrease in gross margin primarily reflects lower prices and the absence of the price realization benefit recognized in the first nine months of 2022, partially offset by contributions from acquisitions with higher gross margins and lower freight costs.
Selling, general and administrative expenses
SG&A increased 8% to $311.8 million for the three months ended October 1, 2023 compared to $289.2 million for the three months ended October 2, 2022, and increased 17% to $923.8 million for the nine months ended October 1, 2023 compared to $792.4 million for the nine months ended October 2, 2022. SG&A as a percentage of Net sales increased 100 basis points to 27.2% for the three months ended October 1, 2023 compared to 26.2% for the three months ended October 2, 2022, and increased 230 basis points to 27.7% for the nine months ended October 1, 2023 compared to 25.4% for the nine months ended October 2, 2022. These increases were primarily due to the impact of acquisitions, cost inflation, and higher operating expenses supporting our sales growth. Depreciation and amortization expense increased $3.9 million to $31.3 million for the three months ended October 1, 2023, compared to $27.4 million for the three months ended October 2, 2022, and increased $20.9 million to $93.1 million for the nine months ended October 1, 2023 compared to $72.2 million for the nine months ended October 2, 2022. The increase in depreciation and amortization for the three and nine months ended October 1, 2023 was primarily attributable to our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $0.8 million to $6.4 million for the three months ended October 1, 2023 compared to $5.6 million for the three months ended October 2, 2022, and increased $6.1 million to $20.6 million for the nine months ended October 1, 2023 compared to $14.5 million for the nine months ended October 2, 2022. The increase in interest expense was primarily due to increased borrowings and a higher average interest rate during the three and nine months ended October 1, 2023 compared to the same periods of 2022.
Income tax expense
Income tax expense was $17.5 million for the three months ended October 1, 2023 compared to $22.9 million for the three months ended October 2, 2022. The effective tax rate was 23.4% for the three months ended October 1, 2023 compared to 23.8% for the three months ended October 2, 2022. The decrease in the effective rate was due primarily to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $2.4 million were recognized for the three months ended October 1, 2023 compared to $1.9 million for the three months ended October 2, 2022.
Income tax expense was $54.8 million for the nine months ended October 1, 2023 compared to $72.3 million for the nine months ended October 2, 2022. The effective tax rate was 23.7% for the nine months ended October 1, 2023 compared to 22.7% for the nine months ended October 2, 2022. The increase in the effective rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $4.3 million were recognized for the nine months ended October 1, 2023 compared to $9.3 million for the nine months ended October 2, 2022.
Net income
Net income decreased $16.0 million to $57.3 million for the three months ended October 1, 2023 compared to $73.3 million for the three months ended October 2, 2022, and decreased $69.5 million to $176.8 million for the nine months ended October 1, 2023 compared to $246.3 million for the nine months ended October 2, 2022. The decline in Net income for the three and nine months ended October 1, 2023 was primarily due to higher SG&A and decreased gross margin, partially offset by an increase in Net sales.

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

(In millions, except per share information and percentages)
	2023			2022				2021
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Net sales	$1,145.1	$1,353.7	$837.4	$890.0	$1,102.6	$1,216.6	$805.3	$805.2
Cost of goods sold	757.0	864.3	550.3	587.4	714.0	755.5	536.1	522.8
Gross profit	388.1	489.4	287.1	302.6	388.6	461.1	269.2	282.4
Selling, general and administrative expenses	311.8	320.6	291.4	304.6	289.2	272.7	230.5	247.2
Other (income) expense, net	(4.9)	(2.5)	(4.0)	(2.0)	(2.4)	(1.7)	(2.5)	(0.1)
Operating income (loss)	81.2	171.3	(0.3)	—	101.8	190.1	41.2	35.3
Interest and other non-operating expenses, net	6.4	7.3	6.9	5.5	5.6	4.6	4.3	5.1
Income tax (benefit) expense	17.5	40.0	(2.7)	(4.6)	22.9	44.8	4.6	2.7
Net income (loss)	$57.3	$124.0	$(4.5)	$(0.9)	$73.3	$140.7	$32.3	$27.5
Net income (loss) per common share:
Basic	$1.27	$2.75	$(0.10)	$(0.02)	$1.63	$3.12	$0.72	$0.61
Diluted	$1.25	$2.71	$(0.10)	$(0.02)	$1.60	$3.07	$0.70	$0.60
Adjusted EBITDA(a)	$119.8	$211.2	$39.8	$38.9	$135.6	$222.0	$67.8	$61.8

Net sales as a percentage of annual Net sales	22.2%	27.5%	30.3%	20.0%	23.2%
Gross profit as a percentage of annual Gross profit	21.3%	27.3%	32.4%	19.0%	23.3%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	8.4%	29.2%	47.8%	14.6%	14.9%
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
The following table presents a reconciliation of Adjusted EBITDA to Net income (in millions):

	2023			2022				2021
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Reported Net income (loss)	$57.3	$124.0	$(4.5)	$(0.9)	$73.3	$140.7	$32.3	$27.5
Income tax (benefit) expense	17.5	40.0	(2.7)	(4.6)	22.9	44.8	4.6	2.7
Interest expense, net	6.4	7.3	6.9	5.5	5.6	4.6	4.3	5.1
Depreciation and amortization	31.3	31.0	30.8	31.6	27.4	23.1	21.7	22.3
EBITDA	112.5	202.3	30.5	31.6	129.2	213.2	62.9	57.6
Stock-based compensation(a)	5.0	7.1	8.6	4.3	4.5	5.8	3.7	3.1
(Gain) loss on sale of assets(b)	(0.2)	0.2	(0.4)	0.2	(0.7)	(0.2)	(0.1)	0.2
Financing fees(c)	0.4	0.1	—	—	0.1	0.2	—	—
Acquisitions and other adjustments(d)	2.1	1.5	1.1	2.8	2.5	3.0	1.3	0.9
Adjusted EBITDA(e)	$119.8	$211.2	$39.8	$38.9	$135.6	$222.0	$67.8	$61.8
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2023			2022
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Reported Net sales	$1,145.1	$1,353.7	$837.4	$1,102.6	$1,216.6	$805.3
Organic Sales(a)	1,046.7	1,252.4	777.6	1,068.9	1,201.4	802.0
Acquisition contribution(b)	98.4	101.3	59.8	33.7	15.2	3.3
Selling Days	63	64	64	63	64	65
Organic Daily Sales	$16.6	$19.6	$12.2	$17.0	$18.8	$12.3
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the three and nine months ended October 1, 2023, we did not repurchase shares under the share repurchase program. As of October 1, 2023, the dollar value of shares that may yet be purchased under the share repurchase authorization was $375.0 million.
Our borrowing base capacity under the ABL Facility was $513.2 million as of October 1, 2023, after giving effect to $72.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $14.3 million. Our borrowing base capacity under the ABL Facility was $487.4 million as of January 1, 2023, after giving effect to $100.0 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $11.5 million. As of October 1, 2023, we had total cash and cash equivalents of $74.9 million, total gross long-term debt of $445.3 million, and total finance lease obligations (excluding interest) of $82.0 million.
Working capital was $918.8 million as of October 1, 2023, an increase of $159.3 million compared to $759.5 million as of January 1, 2023. The change in working capital was primarily attributable to the seasonality of our business.

The following table summarizes current and long-term material cash requirements related to our long-term debt as of October 1, 2023 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$445.3	$5.3	$440.0
Interest on long-term debt	$132.5	$24.2	$108.3
Our gross long-term debt balance increased $89.2 million since January 1, 2023. This increase was primarily attributable to funding the seasonal increase in our working capital and our acquisition investments. We have current maturities on our long-term debt of $5.3 million, which includes $3.8 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of October 1, 2023 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of October 1, 2023. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loans and the ABL Facility. The interest on long-term debt balance increased $34.6 million since January 1, 2023, primarily due to the increase in borrowings under the term loans and rising interest rates. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Nine Months Ended
Net cash provided by (used in):	October 1, 2023	October 2, 2022
Operating activities	$189.9	$112.5
Investing activities	$(209.2)	$(211.0)
Financing activities	$65.1	$108.5
Cash flow provided by operating activities
Net cash provided by operating activities for the nine months ended October 1, 2023 was $189.9 million compared to $112.5 million for the nine months ended October 2, 2022. The increase in cash provided by operating activities was primarily due to improved working capital management reflecting our progress in reducing inventory levels that we increased in prior periods in response to supply chain uncertainty.
Cash flow used in investing activities
Net cash used in investing activities was $209.2 million for the nine months ended October 1, 2023 compared to $211.0 million for the nine months ended October 2, 2022. The decrease reflects slightly lower acquisition investments in the first nine months of 2023 compared to the same period of 2022. Capital expenditures were $24.1 million for the first nine months of 2023 compared to $20.5 million for the same period of 2022 due to increased investment in branch improvements including relocations.
Cash flow provided by financing activities
Net cash provided by financing activities was $65.1 million for the nine months ended October 1, 2023 compared to $108.5 million for the nine months ended October 2, 2022. The decrease primarily reflects lower borrowings under the ABL Facility, partially offset by increased borrowings under the term loan facility as a result of lower investments in working capital during the first nine months of 2023 compared to the same period of 2022.

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
On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement (the “Increase Supplement”) to the Second Amended and Restated Credit Agreement to provide for an additional $120.0 million of New Term Loans.
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
Amendments of the Term Loans
On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement, which provides for an additional $120.0 million of New Term Loans and makes such other changes to the Second Amended and Restated Credit Agreement as agreed between Landscape Holding and JPMorgan Chase Bank, N.A.. Proceeds of the term loans borrowed pursuant to the Increase Supplement were used, among other things, to (i) repay certain loans outstanding under the ABL Facility and (ii) pay fees and expenses related to the Increase Supplement. The maturity date of the New Term Loans of March 23, 2028 did not change as a result of the Increase Supplement.
On March 27, 2023, Landscape Holding entered into Sixth Amendment, which amends the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions if the transactions occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 7.43056% as of October 1, 2023.
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
Loans under the ABL Credit Agreement bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on average daily excess availability under the ABL Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the ABL Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the ABL Credit Agreement. The interest rate on outstanding balances under the ABL Facility was 6.67741% as of October 1, 2023 and ranged from 5.68561% to 5.77336% as of January 1, 2023. Additionally, the ABL Borrowers paid a commitment fee of 0.25% on the unfunded amount as of October 1, 2023 and a commitment fee of 0.20% on the unfunded amount as of January 1, 2023.

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
During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets since the interest rate swap arrangements executed during the first quarter of 2021 were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of October 1, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $0.7 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets.
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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended October 1, 2023, the following directors or executive officers adopted, modified, or terminated contracts, instructions, or written plans for the purchase or sale of our common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”:

					Plans
Name	Title	Action	Adoption Date	Expiration Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate # of Securities to be Purchased/Sold
Doug Black	Chief Executive Officer, Chairman of the Board of Directors	Adoption	August 29, 2023	November 29, 2024	X		120,000
John T. Guthrie	Executive Vice President, Chief Financial Officer and Assistant Secretary	Adoption	August 31, 2023	November 29, 2024	X		9,000

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended October 1, 2023 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	November 1, 2023	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Principal Accounting Officer)