Form 10-K
period 2023-12-31
SiteOne Landscape Supply, Inc.
filed 2024-02-22
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 2, 2023, there were 45,041,897 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $7,435,730,157 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on June 30, 2023 (the last trading day of our most recently completed fiscal second quarter).
As of February 16, 2024, the number of shares of the registrant’s common stock outstanding were 45,139,896, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•general business, financial market, and economic conditions;
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
•threats from terrorism, violence, uncertain political conditions, and geopolitical conflicts such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East;
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

PART I

    As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2023 Fiscal Year,” the “2022 Fiscal Year,” and the “2021 Fiscal Year” refer to the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

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
Company Overview
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of December 31, 2023, we had over 690 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 160,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation project take-offs, commercial project planning, generation of sales leads, business operations, and product support services, as well as a series of technical and business management seminars that we call SiteOne University.
    Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty, and drives repeat business. In addition, our broad product portfolio, convenient branch locations, and nationwide fleet of over 2,600 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from approximately 5,500 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products.
    We have a balanced mix of sales across product categories, construction sectors, and end markets. We derived approximately 61% of our 2023 Fiscal Year Net sales from the residential construction sector, 31% from the commercial (including institutional) construction sector, and 8% from the recreational and other construction sector. By end market, we derived approximately 35% of our 2023 Fiscal Year Net sales from the sale of products relating to new construction of homes, commercial buildings and facilities, and recreational spaces. These products primarily include irrigation, hardscapes, landscape accessories, nursery, and outdoor lighting. The sale of products relating to maintenance of existing residential, commercial, and recreational properties accounted for approximately 34% of our 2023 Fiscal Year Net sales. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. Approximately 31% of our 2023 Fiscal Year Net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increasing existing home sales and rising consumer spending.

Net Sales for the 2023 Fiscal Year
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
Our Industry
    Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $25 billion in revenue in 2023. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, mortgage interest rates, commercial, recreational, and residential construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply industry, products sold for residential applications represent the largest construction sector, followed by the commercial, and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales, and each of control products, hardscapes, irrigation and outdoor lighting, and fertilizer and other products accounting for approximately one-tenth of industry sales.
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

Our Strategies
    Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Expand Organically
    Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 370,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to keep increasing our size and scale in customer, geographic, and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offering for our customers at competitive prices and enhance our role as a critical player in the supply chain.
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
Pursue Value-Enhancing Strategic Acquisitions
    Through acquisitions, we have added new markets in the U.S. and Canada, new product lines, talented associates, and operational best practices. In addition, we increased our sales by introducing products from our existing portfolio to customers of newly acquired companies. We intend to continue pursuing strategic acquisitions to better serve our customers, grow our market share, and enhance our local market leadership positions by taking advantage of our scale, operational experience, and acquisition know-how. We currently have branches in approximately 50% of the 387 U.S. MSAs and are focused on identifying and reviewing attractive new geographic markets for expansion through acquisitions. We will continue to apply a selective and disciplined acquisition strategy to maximize synergies obtained from enhanced sales and lower procurement and administrative costs.
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

Our Products and Services
    Our comprehensive portfolio of landscape products consists of approximately 160,000 SKUs from approximately 5,500 suppliers. Our product portfolio includes irrigation supplies, fertilizer and control products, hardscapes, landscape accessories, nursery goods, and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment required by items such as hardscapes and nursery goods provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
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

Proprietary Branded Products
    In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, SiteOne Green Tech®, and Pro-Trade® together accounted for approximately 14% of our 2023 Fiscal Year Net sales, the large majority of which is attributable to LESCO®.
LESCO®
    LESCO® is a premium brand and maintains strong brand awareness with golf and professional landscape contractors. Under the LESCO® brand, we offer formulations of fertilizer (liquid and granular), combination products (pesticides on a fertilizer carrier), control products (liquid and granular pesticides), specialty chemicals, turf seed, application equipment (engine powered and walk behind or other non-engine powered), paint, maintenance products like engine oil, windshield washer fluid, ice melt, trimmer line, and soil tests. LESCO® products are sold through our branches and retail outlets such as The Home Depot and Lowe’s.
SiteOne Green Tech®
    We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the SiteOne Green Tech® brand. The core SiteOne Green Tech® product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps, and hand-held remote control equipment.
Pro-Trade®
    In 2017, we launched a line of professional-grade landscape lighting fixtures, LED lamps, and transformers under our Pro-Trade® brand. The Pro-Trade® line of products is sold exclusively through our branches and website, and has expanded to include irrigation supplies, outdoor lighting, and landscape accessories. During the 2023 Fiscal Year, we expanded our Pro-Trade® offering in products such as drip tubing, centrifugal pumps, long handle tools, and safety gloves. We plan to continue expanding our Pro-Trade® line of products in the 2024 Fiscal Year.
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
Project Services
    We partner with our customers by providing consultative services to help them save time, money, and effort in bidding for new projects and for new landscape installations. Our regionally based project services teams specialize in quoting, estimating, and completing sales for customers who compete in the commercial construction sector. Other services provided by our project services teams include assistance with specifications and irrigation project take-offs.
Partners Program
    We offer a loyalty rewards program, our Partners Program, which had approximately 37,000 enrolled customers as of December 31, 2023 and provides business and personal rewards, access to business services at preferred rates, and technical training and support. Reward points may be utilized, for example, for on-account credits, trips and special events, gift cards to major retailers, and SiteOne University courses and educational events. Access is also provided to preferred rate business services and includes, for example, payroll and select human resource services, cell phone services, office supplies, and fuel rebates. For the 2023 Fiscal Year, Partners Program participants accounted for approximately 55% of our Net sales.

Operational Structure
    Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide support functions.
    At the local market level, we organize our over 690 branches and approximately 630 outside sales representatives into 39 designated “areas” that each typically serve a defined geography, a large MSA, or a combination of MSAs in close proximity. Area Managers are responsible for organization and talent planning, branch operations, sales strategy, and product delivery strategy. Area Managers are supported by Area Business Managers and Area Sales Managers who are responsible for executing the local market and operating strategies as well as key initiatives to grow sales and profitability.
    We support our over 690 branches and 39 areas with regional management and company-wide support functions by providing: management of business performance, development and execution of local strategies, sharing of best practices, execution and integration of acquisitions, finance and accounting expertise (including financial planning and analysis, credit/collections, payables, and other shared services), category management and procurement, supply chain (e.g., planners and buyers), pricing strategies, marketing, and information technology. Our integrated branches utilize a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, financial support, data analytics, and performance reporting.
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

    We have a national account sales organization that leads sales strategy and execution for our largest national and regional customers. The national sales team is organized around nine different market verticals: facility management, golf, international, lawn care operators, maintenance and development, pest control, retail, sod, and tree service accounts. Each national account manager is responsible for a group of large accounts and coordinates our business with these customers both nationally and locally through our local sales representatives. National account managers negotiate national programs with our largest customers in order to increase our share of their business.
Distribution Network
    We use two distribution models to offer a comprehensive selection of products and meet the needs of each local market.
Branches
    Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers. Of our approximately 5,500 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantity shipments. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it difficult to source directly from those suppliers. Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.
    The majority of our branches carry multiple product categories, but do not carry all. Branches that carry our full product lines combine our regular branch facilities with large 5-to-30 acre yards suitable for nursery goods and hardscape products. Yards are well-equipped to manage truckload-purchased landscape, nursery, and hardscape products and can maintain a diverse variety of greenhouse and nursery plants. All locations offering nursery goods have water distribution systems to maintain inventories, and many of these locations have access to municipal water supplies, wells, or ponds. Branches are strategically located near residential areas with convenient highway access. In-store merchandising displays are utilized to emphasize product features and seasonal promotions. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet.

Direct Distribution
    Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers, providing customers with sourcing and logistics support services for inventory management and delivery, and in many cases, these services are more economical than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution, but rather use our existing supplier relationships, marketing expertise, and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 5% of our 2023 Fiscal Year Net sales were from direct distribution.
    Direct distribution is preferred for contractors with large projects, typically designed by professional landscape architects. Contractors work hand-in-hand with our outside sales and inside sales teams, including project planning support with material take-offs, product sourcing, and bid preparation. Using our large supplier network, our associates arrange convenient direct shipments to jobs, which are coordinated and staged according to each phase of the construction. This distribution channel primarily handles bulk nursery, agronomic, landscape, and hardscape products.
Customers
    Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Our customer base consists of more than 370,000 firms and individuals, with our top 10 customers collectively accounting for less than 4% of our 2023 Fiscal Year Net sales, with no single customer accounting for more than 2% of Net sales. Small customers, with annual purchases of up to $25,000, made up 22% of our 2023 Fiscal Year Net sales. Medium customers, with annual purchases from $25,000 up to $150,000, made up 32% of our 2023 Fiscal Year Net sales. Large customers, with annual purchases over $150,000, made up 46% of our 2023 Fiscal Year Net sales. Some of our largest customers include BrightView, Weed Man, Yellowstone Landscape, The Home Depot, Heartland, and Davey Tree. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2023 Fiscal Year Net sales.
Suppliers
    We source our products from approximately 5,500 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products. Some of our largest suppliers include Hunter Industries, Rain Bird, Oldcastle, Cresline, Turf Care Supply, NDS, Envu, Spears Manufacturing, Toro, and Syngenta. Purchases from our top 10 suppliers accounted for approximately 32% of total purchases for the 2023 Fiscal Year.
    We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and their strategic positioning. We typically have annual supplier agreements, and while they generally do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. In certain cases, we enter into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, grass seed, and landscape supply products, which may require us to purchase products in the future.
Competition
    The majority of our competition comes from other wholesale landscape supply distributors. Among wholesale distributors, we primarily compete against a small number of regional distributors and many small, local, privately-owned distributors. Some of our competitors carry several product categories, while others mainly focus on one product category such as irrigation, fertilizer and control products, nursery goods, or hardscapes. We are the only national wholesale distributor to carry a full product line of landscape supplies.
    We believe our top nine largest competitors include Heritage Landscape Supply Group (a subsidiary of SRS Distribution), Ewing, Horizon Distributors (a subsidiary of Pool Corporation), Harrell’s, BWI, Target Specialty Products, Outdoor Living Supply, Central Turf and Irrigation Supply, and Howard Fertilizer and Chemical.

    We believe regional or local competitors comprise approximately 83% of the landscape supply industry based on 2023 Net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products, and availability of credit.
Human Capital Management and Sustainability
    At SiteOne, we believe our associates are our greatest asset and the safety, health, and wellness of our associates and their families is a top priority. The support we offer to our associates is an important part of our vision to be a great place to work and the employer of choice in the green industry.
    As of December 31, 2023, we employed approximately 7,800 associates, none of whom were affiliated with labor unions. We periodically administer a company-wide associate engagement survey, the most recent of which occurred in November 2023, and we believe that we have good relations with our associates. Approximately 92% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 430 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
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
Diversity and Inclusion
    We believe in the power of teamwork and in creating a great place to work for all our associates, no matter their race, age, gender, sexual orientation, or military status. At SiteOne, a culture in which all of our associates are respected and valued is critical. Our diversity and inclusion efforts focus on creating a work environment that is respectful and supportive of each of our associates and which places the team first. Our initiatives and actions include the following:
•Metrics in certain field and field support associates’ short-term incentive bonus plans intended to increase the Company’s diversity.
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
▪UN1DOS – UN1DOS attracts and retains engaged and diverse associates while enhancing SiteOne’s understanding of and relationships with Hispanic communities and customers.
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

•Increasing our Spanish-speaking capabilities in our branches to better meet the needs of our growing customer base.
•Partnering with Sigma Alpha, a professional agricultural sorority, to develop a pipeline of female talent. For the past five years, female associates of SiteOne have mentored over 100 students across the country, leading to hiring Sigma Alpha sisters in both our internship and entry level roles in both field operations and field support.
•Other diversity and inclusion partnerships and initiatives, including Minorities in Agriculture, Natural Resources, and Related Sciences (“MANRRS”) sponsorship, high school recruiting programs, particularly with JR MANRRS, Historically Black Colleges and Universities and Hispanic Serving Institutions recruiting strategies, and veteran programs like Hiring Our Heroes, which has resulted in 100% conversion from fellowships to full-time hires.
Benefits
    We offer a competitive benefits package with the goal of enabling our associates to get the most out of work and life. Among our benefits, we offer a paid military leave benefit that provides additional resources to our full-time associates as they continue to serve our country. In addition, given the difficulties our associates experienced during the COVID-19 pandemic, we adjusted our PTO carry-over rule for the 2021 Fiscal Year and the 2022 Fiscal Year to allow associates to carry over additional hours into the following year. We also offer a paid parental leave benefit for our full-time associates to help parents during the early days of parenthood. The parental leave benefit provides time away from work within the first year of the birth or adoption of a child with 100% of base pay.
    In the 2022 Fiscal Year, we launched SiteOne CARES, a grant assistance program designed to help our associates cope with unexpected financial challenges arising from personal hardships. We made an initial contribution of $75,000 to the SiteOne Cares fund and matched 100% of every associate contribution up to the first $25,000 of associate donations. As of December 31, 2023, we reached over $40,000 in associate donations to the fund and assisted 34 associates in need. In 2024, we made another contribution of $75,000 to the SiteOne Cares fund, with a commitment to match the next $25,000 in associate donations.
    In the 2022 Fiscal Year, we created a new bonus program for our hourly associates. In the 2023 and 2022 Fiscal Years, approximately 2,340 and 2,750 associates, respectively, received the bonus with payments totaling approximately $1.4 million and $2.2 million, respectively. This program made all of our previously ineligible associates eligible to receive a bonus. We continue to review our compensation and benefits program to ensure we offer a competitive total rewards package.
Training and Development
    We believe the training provided through our development programs and our entrepreneurial, performance-based culture delivers significant benefits to our associates. Targeted skills training is designed around an associate’s development and career interests. We offer certification programs that include instructor-led training, online learning, in-field work, and exit exams. We also facilitate leadership training to develop an understanding of leadership style, our values, and key coaching techniques.
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
Sustainability
    We also believe it is important to provide our stockholders with important information about our sustainability-related performance. As part of this commitment, we published our annual IMPACT Report in October 2023, which details our programs and progress across a number of important sustainability topics. Our IMPACT Report follows the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosures (“TCFD”) frameworks and includes the disclosure of quantitative metrics relevant to our business and industry. Among other examples of such commitment, we have identified certain short-, medium-, and long-term climate-related risks and opportunities for the Company’s business, strategy, and financial planning. We have also engaged a leading sustainability consultant to review our greenhouse gas (“GHG”) emissions inventory, develop a management plan, and oversee data collection and gap analysis, as well as have made several investments in technology and processes that will allow us to gather data and track our usage, including with respect to our fleet management services and our utility expense management services. We anticipate that our engagement with a leading sustainability consultant and our investment in our utility expense management services will allow us to disclose water usage data in the future.

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
    Our annual corporate responsibility report (“IMPACT Report”), Corporate Governance Guidelines, Board of Directors Communication Policy, Business Code of Conduct and Ethics, Financial Code of Ethics, and the Charters of the Audit Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. In addition, we include a Stakeholder Impact section on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, Attention: Investor Relations or by telephone at (404) 277-7000. The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We are required to disclose any change to, or waiver from, our Business Code of Conduct and Ethics for our executive officers and members of our Board of Directors. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

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
•Inflation and increases in operating costs have adversely impacted, and may in the future continue to adversely impact, our business.
•Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe or that our practices are not sustainable may result in significant costs and adversely impact the demand for our products or services.
•Compliance with, or liabilities under, environmental, health and safety laws and regulations, including laws and regulations pertaining to the use and application of our products and climate change legislation, could result in significant costs.
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
•Significant or prolonged periods of higher interest rates would increase the costs of servicing our indebtedness and could reduce our profitability.
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

Risks Related to Our Common Stock
•The market price of our common stock may be volatile.
•Holdings is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.
•Our organizational documents contain certain provisions that may discourage, delay, or prevent a change of control of our Company and may limit our stockholders’ ability to obtain favorable judicial forum for certain disputes.

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

Sales of landscape supplies to contractors serving the residential construction sector represent a significant portion of our business, and demand for our products is highly correlated with residential construction, including repairs and upgrades. Housing starts are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability and mortgage rates, foreclosure rates, demographic changes, the availability of land, local zoning and permitting processes, the availability of construction financing, and the overall health of the economy. Unfavorable changes in any of these factors could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. In the 2023 Fiscal Year, we experienced a softening of the residential construction sector, including as a result of home price inflation and higher mortgage rates, which we anticipate may continue in the 2024 Fiscal Year. If the softening of the residential construction sector continues, the timing and extent of any such reduction in homebuilding activity and the resulting impact on demand for landscape supplies are uncertain.

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

Our business is affected by general business, financial market, and economic conditions, which could adversely affect our financial position, results of operations, and cash flows.

Our business and results of operations are significantly affected by general business, financial market, and economic conditions. General business, financial market, and economic conditions that could impact the level of activity in the wholesale landscape supply industry include the level of new home sales and construction activity, interest rate fluctuations, inflation, unemployment levels, geopolitics, tax rates, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate. With respect to the residential construction sector in particular, spending on landscape projects is largely discretionary and lower levels of consumer spending or the decision by homeowners to perform landscape upgrades or maintenance themselves rather than outsource to contractors, or to focus less on outdoor projects may adversely affect our business. For example, in the 2023 Fiscal Year and the 2022 Fiscal Year, we experienced historic levels of inflation, resulting in the Federal Reserve raising benchmark interest rates multiple times. While the rate of inflation has slowed, we cannot predict whether these and adverse economic conditions will continue, the impact that future economic developments will have on consumers, or the manner in which these economic trends will impact consumer demand or preferences over the long term.

Seasonality affects the demand for our products and services and our results of operations and cash flows.

The demand for our products and services and our results of operations are affected by the seasonal nature of our irrigation, outdoor lighting, nursery, landscape accessories, fertilizers, turf protection products, grass seed, turf care equipment, and golf course maintenance supplies. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Typically, our Net sales and Net income are higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales and Net income are typically significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Furthermore, natural disasters, adverse weather conditions and/or climate change-related events, such as droughts, severe storms, wildfires, hurricanes, and significant rain or snowfall, can adversely impact the demand for our products, availability of products, timing of product delivery, or our ability to deliver products at all. For example, demand for our products in the first quarter of the 2023 Fiscal Year was limited by unusually cold and rainy weather in our western and northern markets, including unprecedented precipitation in California. Other types of unexpected severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being omitted for a season or damage to or loss of nursery goods, sod, and other green products in our inventory, which could result in losses requiring write-downs. In addition, our business and operating results could be impacted to a greater degree than we previously experienced to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise.

The prices and costs of the products we purchase may be subject to large and significant price fluctuations. We might not be able to pass cost increases through to our customers, and we may experience losses in a rising price environment. In addition, we might have to lower our prices in a declining price environment, which could also lead to losses.

We purchase and sell a wide variety of products, the price and availability of which may fluctuate, and may be subject to large and significant price increases, especially in periods of high inflation. For example, certain of our contracts with suppliers include prices for commodities such as grass seed and chemicals used in fertilizer that are not fixed or tied to an index, which allows our suppliers to change the prices of their products as the input prices fluctuate. Conversely, we may experience lower Net sales in a deflationary environment. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution. Changes in prices for the products that we purchase affect our Net sales and Cost of goods sold, as well as our working capital requirements, levels of debt, and financing costs. We might not always be able to reflect increases in our costs in our own pricing, especially in times of extreme price volatility. Any inability to pass cost increases on to customers may adversely affect our business, financial condition, and results of operations. In addition, if market prices for the products that we sell decline, we may realize reduced profitability levels from selling such products and lower revenues from sales of existing inventory of such products.

Market variables and other events outside of our control could cause our Cost of goods sold and operating costs to grow more rapidly than Net sales, which could result in lower Gross profit and gross margin as well as lower Net income.

Market variables, such as inflation of product costs, labor and fuel rates, and freight and energy costs, as well as other events outside of our control, such as supply shortages, geopolitical conflicts, trade disputes, or public health emergencies, could adversely impact the management of our Cost of goods sold and operating costs in a manner that would prevent us from leveraging our Net sales growth into higher Net income. For example, the ongoing conflicts between Russia and Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East, as well as the international response related thereto (e.g., sanctions, export controls, etc.), has and may continue to create economic instability, including, among other things, inflationary pressures causing increases in fuel and other energy costs. In addition, our inability to pass on such increases in costs to customers in a timely manner, or at all, could cause our Cost of goods sold and operating costs to grow, which could result in lower Gross profit and gross margin as well as lower Net income.

Inflation and increases in operating costs have adversely impacted, and may in the future continue to adversely impact, our business, financial position, results of operations, and cash flows.

Our financial performance is affected by the level of our operating expenses, such as occupancy costs associated with the leases for our branch locations and costs of fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. Given the inflation rates over the past few years, we experienced elevated product and logistics costs as well as increased commodity costs.

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

In addition, companies across many industries are facing increasing interest from stakeholders related to their environmental, social, and governance (“ESG”) practices, particularly as it relates to perceived effects of climate change. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and have placed increasing importance on the implications and social cost of their investments. While we believe that we currently hold a favorable view from stakeholders related to our ESG practices, there can be no assurance that we will be able to meet the future expectations of our stakeholders, which are evolving rapidly. As a result, we may suffer from reputational damage and our business or financial condition could be adversely affected.

Compliance with, or liabilities under, environmental, health and safety laws and regulations, including laws and regulations pertaining to the use and application of our products as well as climate change legislation, could result in significant costs that adversely impact our reputation, business, financial position, results of operations, and cash flows.

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

Further, new legislation or regulatory change in response to the perceived effects of climate change has been, or is expected to be, adopted at both the state and federal level. These changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to additional operational and compliance burdens, and collecting, measuring, and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation, and unreliable. Such changes in climate change laws or regulations could further subject us to additional costs and restrictions, including additional investment in product designs and increased energy and raw material costs, as well as increased risk of litigation concerning our disclosures related thereto. We cannot predict how managing our climate change-related reporting obligations, as well as the consumer and retail impacts of climate change, could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins, and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery. In addition, we may be materially adversely impacted by disruptions within our supply chain network. Such disruptions may result from weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, public health issues (including public health emergencies and related shut-downs, re-openings, or other actions by the government), civil unrest, or other factors beyond our control. For example, in the 2022 Fiscal Year, our supply chains were negatively impacted by the COVID-19 pandemic, especially with respect to freight and labor availability. Although our supply chains stabilized in the 2023 Fiscal Year, when shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows, as well as our ability to benefit from ongoing supply chain initiatives.

Our ability to continue to identify and develop relationships with qualified suppliers who can comply with our Supplier Code of Conduct and satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions, trade restrictions, tariffs or increased costs, or face other factors beyond our control, including, for example, as a result of the conflicts between Russia and Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East.

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

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, or the life-cycle of nursery goods, sod, and other green products. For example, while we increased our inventory levels in the 2022 Fiscal Year to mitigate the adverse impact of supply chain disruptions, we were able to normalize inventory levels in the 2023 Fiscal Year. In order to successfully manage our inventories, including grass seed, chemicals used in fertilizers, and nursery goods, sod, and other green products, we must estimate demand from our customers and purchase products that substantially correspond to that demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell profitably. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. Contracts with certain suppliers require us to take on additional inventory or pay a penalty, even in circumstances where we have excess inventory. By contrast, if we underestimate demand and purchase insufficient quantities of a product and the price of that product were to rise, we could be forced to purchase that product at a higher price and forego profitability in order to meet customer demand. Insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Our business, financial condition, and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes.

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

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth, or other initiatives, such as our procurement and supply chain management initiatives, as well as our transportation and customer relationship management systems. Our various business strategies and initiatives, including our growth, operational, and management initiatives, are subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel, and our executive management team’s ability to execute the operational initiatives that they are undertaking. In addition, we may incur certain costs as we pursue our growth, operational, and management initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships, or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

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

We have an employee base of approximately 7,800 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition, and results of operations. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Like many companies in our industry, our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in our key positions to deliver the customer experience, particularly our transportation and supply chain associates, it could adversely impact our business, financial position, results of operations, and cash flows.

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

Due to the highly regulated nature of certain of our products, from time to time, we may be involved in government inquiries and investigations, as well as tort proceedings, including toxic tort and product liability actions, and employment and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental investigation, remediation, and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters regardless of the ultimate outcome.

An impairment of goodwill and/or other intangible assets could reduce Net income.

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 31, 2023, goodwill represented approximately 17% of our total assets. Goodwill is currently not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

We strive to allocate capital in a manner that enhances stockholder value, lowers our cost of capital, or demonstrates our commitment to return excess capital to stockholders, while maintaining our ability to invest in strategic acquisition opportunities. In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of the Company’s common stock. The Company has, and intends to continue to, purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital, including with respect to returning value to our stockholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in stockholder value.

The majority of our Net sales are derived from credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our working capital and financial condition.

The majority of our Net sales in our 2023 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems, as well as those of our third-party service providers and other third parties with whom we do business and communicate. In connection with the increase in work-from-home arrangements, there has been a spike in cybersecurity attacks as work-from-home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks. In addition, the technology systems of businesses that we have acquired or may acquire, as well as their practices related to the collection, use, maintenance, and disclosure of data, could present issues that we were not able to identify prior the acquisition or other issues that continue to pose risk to use, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. We have established security policies, processes, and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, and especially in light of increasingly sophisticated techniques used in cybersecurity attacks, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances where we cannot fully anticipate, detect, repel, or implement fully effective preventative measures, our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates, and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation. Furthermore, our increased use of mobile and cloud technologies, including as a result of changes in working environments such as work-from-home arrangements, has heighted these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software.

Additionally, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Attachments crafted with artificial intelligence tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers, and other business partners and third-party providers. Use of artificial intelligence by us or such third parties, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

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

We are subject to income and other taxes in U.S. federal and state jurisdictions, as well as Canada. Changes in applicable U.S. or Canadian tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could impact our tax expense and profitability. There may also be technical corrections or superseding legislation proposed with respect to tax laws, the risk of which may be elevated due to the current presidential administration, and the effect and timing cannot be predicted and may be adverse to us or our business, financial position, results of operations, and cash flows. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which contains a number of tax-related provisions, including, among others, a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and a 1% excise tax on corporate stock repurchases. The 1% excise tax on share repurchases applies to shares repurchased after December 31, 2022, subject to certain exceptions. We are unable to predict the full extent to which the IRA or other potential changes in the tax laws or changes in their interpretation could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.

Acts or threats of terrorism, public health emergencies, violence, or unfavorable or uncertain political conditions could harm our business.

Acts of terrorism or war, public health emergencies, political or civil unrest and uncertainty, public health emergencies, and other catastrophes may disrupt commerce and undermine consumer confidence, which could negatively affect our sales by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, political or civil unrest or uncertainty, public health emergencies (such as the COVID-19 pandemic), and other catastrophes, could negatively affect our business by interfering with our ability to obtain products from our suppliers or distribute products to our customers.

Risks Related to Our Current Indebtedness

We have outstanding indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business, or satisfy our obligations.

As of December 31, 2023, we had $379.0 million of total long-term consolidated indebtedness outstanding and $91.6 million of finance lease obligations excluding interest.

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to (i) a credit agreement dated December 23, 2013, providing for an asset-based loan facility in the amount of up to $600.0 million, subject to availability under a borrowing base (as so amended, the “ABL Facility”) and (ii) an amended and restated credit agreement dated April 29, 2016, providing for a syndicated senior secured term loan facility, which had an outstanding balance of $369.6 million as of December 31, 2023 (as so amended, “the New Term Loans” and, together with the ABL Facility, the “Credit Facilities”).

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

Although the Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions may be significant. If additional indebtedness is added to our current debt levels, the risks to our financial health, our ability to react to changes in our business, or satisfy our obligations may intensify.

Significant or prolonged periods of higher interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, significant or prolonged periods of higher interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. The impact of significant or prolonged periods of higher interest rates could be more significant for us than it would be for some other companies because of our current indebtedness. As of December 31, 2023, an increase of one percentage point in interest rates would result in an increase of approximately $1.9 million in projected interest payments for the 2024 Fiscal Year based on the amounts outstanding under the ABL Facility and the New Term Loans that were not covered by our interest rate swap contracts.

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
•war, civil unrest, terrorist acts, and epidemic disease, including the ongoing conflicts between Russia and Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East;
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

Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund operations and expenses, to pay dividends, or to meet debt service obligations is highly dependent on the earnings, and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings, or cash flow of Landscape and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Holdings needs funds, and its subsidiaries are restricted from providing funding or capital under applicable law or regulation or under the terms of our Credit Facilities, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

Our organizational documents contain certain provisions that may discourage, delay, or prevent a change of control of our Company and may limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes.

Our third amended and restated certificate of incorporation (“Charter”) and third amended and restated by-laws (“By-laws”) include a number of provisions that may discourage, delay, or prevent a change in control over us that stockholders may consider favorable. For example, our Charter and By-laws, collectively:
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

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may limit the price that investors might be willing to pay in the future for shares of our common stock and/or adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

In addition, our Charter provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents, or stockholders, (iii) any action asserting a claim arising out of or under the General Corporation Law of the State of Delaware (the “DGCL”), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our Charter or By-laws), or (iv) any action asserting a claim that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Charter related to choice of forum. The choice of forum provision in our Charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity

Risk Management and Strategy
    We maintain an information security program designed to detect, identify, manage, and protect against cybersecurity and other data security threats to our information technology systems. This information security program is based in-part on, and is periodically measured against, the National Institute of Standards and Technology (“NIST”) framework. Risks identified by our information security program are monitored and analyzed to determine the severity and likelihood of occurrence. IT risks are incorporated into our annual Enterprise Risk Management process and are presented to the Audit Committee annually.
    Additionally, in furtherance of detecting, identifying, managing, and protecting against cybersecurity and other data security threats, we also:
•utilize Geo-IP blocking to restrict access from outside North America to our external networks, systems, and websites;
•maintain established information security policies and processes;
•provide regular security and privacy workforce training to instruct all associates on identifying and safeguarding against cybersecurity concerns;
•deploy regular network and endpoint software updates on all company-managed systems and workstations to detect and prevent, among others, viruses, malicious code, unauthorized access, and phishing attempts;
•maintain a disaster recovery plan, and perform at least two disaster recovery exercises annually to validate and optimize our recovery efforts in event of a cybersecurity incident;
•conduct quarterly phishing exercises for all associates and, if necessary, additional training or remedial action is taken;
•regularly engage third-party cybersecurity experts to conduct vulnerability assessments and penetration testing on our information networks, systems, and applications; and
•maintain cybersecurity liability insurance.
    We also have an incident response plan that includes procedures to notify, triage, contain, and investigate material cybersecurity incidents. In connection with such plan, we retain a leading cybersecurity incident response firm to provide immediate support in the event of a material cybersecurity incident.

    Cybersecurity risks related to third-party IT providers and solutions are managed as part of our vendor security protocol that includes vendors, software, and cloud-based service providers. We partner with our vendors to minimize the customer data needed to provide services and ensure compliance with regulations. Vendors are reviewed annually to identify any changes to services, data requirements, and associated security and protections. Where applicable, vendors are contractually bound to protect customer data and support enforcement of all regulatory requirements. We proactively evaluate the cybersecurity risk of third-party IT providers and solutions by utilizing a repository of risk assessments and an external monitoring solution that includes threat intelligence to better inform us during contracting and vendor selection processes. When third party risks are identified, we require those third parties to agree by contract to implement appropriate security controls or refrain from doing business with them. Security issues are documented, tracked, and periodic monitoring is conducted for third parties in order to mitigate risk.
    Like other companies that process a wide variety of information, our information technology systems, networks, and infrastructure have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, and as previously disclosed, in July 2020, we experienced a ransomware attack on our information technology systems. While there has been no material impact to our business strategy, results of operations, or financial condition as a result of the ransomware attack, this incident, as well as any other breach of our systems may result in cybersecurity-related risks that could have a material impact. Refer to “Risk Factors – Risks Relating to Our Business and Our Industry” for additional information regarding the cybersecurity risks faced by the Company.
Governance
    The Company’s Board of Directors has ultimate oversight responsibility for risks relating to our information security program. In addition, the Company’s Board of Directors has delegated primary responsibility to its Audit Committee for reviewing and discussing with management the Company’s compliance with its information security program, as well as monitoring and controlling material risks relating to cybersecurity.
    We also have a dedicated security team overseeing our information security program, which is led by our Chief Information Security Officer (“CISO”), who has over 30 years of experience working in cyber and information security roles with large companies, including senior executive positions. Members of the security team hold a variety of professional security and network credentials and certifications, including, among others, Certified Information Systems Security Professional (“CISSP”) credentials, Information Systems Security Management Professional (“ISSMP”) credentials, Certified in Risk and Information Systems Control (“CRISC”) certifications, and Certified Information Security Manager (“CISM”) certifications. The security team is responsible for leading our company-wide cybersecurity architecture, policies, procedures, strategies, and standards. In addition to our internal security team, we partner with various third-party information security providers to augment our staffing, expertise, monitoring, and response to ensure 24x7x365 coverage. Our CISO provides regular updates to our Chief Information Officer as well as to the Audit Committee, and more frequently as needed, regarding information security matters and risks, including, cybersecurity threats.

Item 2. Properties
    Our corporate headquarters is located on leased premises at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076. Our corporate headquarters is approximately 55,000 square feet and the lease will expire in April 2026.
    We own and lease a variety of facilities in 45 U.S. states and six Canadian provinces for our branch operations, offices, and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet. As of December 31, 2023, we leased four distribution center facilities across the United States. Our West distribution center operations transitioned from Colton, California (approximately 179,000 square feet) to Goodyear, Arizona (approximately 392,000 square feet) in April 2023. The Hutchins, Texas distribution center is approximately 338,000 square feet and the Palmetto, Georgia distribution center is approximately 335,000 square feet, both of which commenced operations in the fourth quarter of 2021. The Carlisle, Pennsylvania distribution center is approximately 201,000 square feet and commenced operations in the first quarter of 2018. The significant majority of our facilities are subject to operating leases, and we own 16 properties. As of December 31, 2023, we operated 699 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	73	Idaho	5
Florida	69	Louisiana	5
Texas	57	Nevada	5
North Carolina	39	Oklahoma	5
Virginia	38	New Hampshire	4
Arizona	33	Oregon	4
Massachusetts	31	Kentucky	3
Colorado	26	Nebraska	3
New York	26	Rhode Island	3
Georgia	24	Utah	3
New Jersey	20	Arkansas	2
Michigan	19	Delaware	2
South Carolina	18	Iowa	2
Illinois	16	Hawaii	1
Ohio	16	Maine	1
Connecticut	14	Mississippi	1
Tennessee	14	New Mexico	1
Maryland	13	North Dakota	1
Missouri	13	South Dakota	1
Washington	13	Alberta	9
Pennsylvania	10	British Columbia	7
Alabama	9	Ontario	7
Indiana	9	Saskatchewan	1
Minnesota	9	Manitoba	1
Kansas	6	Québec	1
Wisconsin	6

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
    Shares of our common stock trade on the NYSE under the symbol “SITE”. As of February 16, 2024, there was one registered holder of our common stock (this excludes stockholders whose shares are held of record by brokers, banks, or other nominees).
Dividends
    We do not expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, to service our debt, finance the growth and development of our business, fund acquisitions and share repurchases, and for working capital and general corporate purposes. Our ability to pay dividends to holders of our common stock in the future will be limited as a practical matter by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by Landscape or its subsidiaries, because Landscape’s debt instruments directly or indirectly restrict Landscape’s ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions, and other factors that our Board of Directors may deem relevant. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions and Dividends by Subsidiaries” for a description of the restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
    Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

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
    The graph and table below present our cumulative total stockholder returns relative to the performance of the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index for the five most recent fiscal years. All values assume a $100 initial investment at the closing price of our common stock on the NYSE and in each index on the last trading day of fiscal year 2018. The data for the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Fiscal Year Ended
Company / Index	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023	December 31, 2023
SiteOne Landscape Supply, Inc.	$100.00	$162.73	$285.36	$435.83	$211.05	$292.32
NYSE Composite	$100.00	$126.69	$135.29	$163.26	$147.99	$168.38
S&P 400 MidCap	$100.00	$127.42	$144.91	$180.79	$157.18	$183.01
Dow Jones US Industrial Suppliers Index	$100.00	$132.87	$168.02	$224.50	$194.87	$289.13

Recent Sales of Unregistered Securities
    None.

Purchases of Equity Securities by Issuer and Affiliates Purchasers
    The following table provides information about the purchases of our common stock made during the three months ended December 31, 2023:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 2, 2023 to November 5, 2023	—	$—	—	$375.0
November 6, 2023 to December 3, 2023	90,000	$126.21	90,000	$363.6
December 4, 2023 to December 31, 2023	—	$—	—	$363.6
Total	90,000	$126.21	90,000	$363.6
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
    For the discussion of the financial condition and results of operations for the year ended January 1, 2023 compared to the year ended January 2, 2022, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 filed with the SEC on February 23, 2023, which discussion is incorporated herein by reference.
    The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements and Information” and “Risk Factors”.
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
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of December 31, 2023, we had over 690 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 160,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.

Business Environment and Trends
    Economic headwinds, including softer markets, commodity price deflation, and operating cost inflation, were a challenge during the 2023 Fiscal Year. We expect the current macroeconomic trends of elevated interest rates, tighter financial markets, reduced consumer spending, residual inflation, and deflation in select commodity products will continue to put pressure on Net sales growth and Net income in 2024. Organic Daily Sales were flat for the 2023 Fiscal Year, compared to 11% growth for the 2022 Fiscal Year. Organic Daily Sales benefitted from higher prices in the first half of the 2023 Fiscal Year, but were negatively impacted by lower prices for commodity products such as PVC pipe, grass seed, and fertilizer in the second half of the 2023 Fiscal Year. Overall, price deflation reduced Organic Daily Sales by less than 1% for the 2023 Fiscal Year but the negative price trend from the second half of the 2023 Fiscal Year is expected to continue before moderating in the first half of 2024. We expect prices to be down 1% to 2% for the 2024 Fiscal Year. For the 2023 Fiscal Year, we achieved Net sales growth of 7%, driven by contributions from acquisitions. Gross margin decreased 70 basis points for the 2023 Fiscal Year, primarily due to the absence of the price realization benefit that was achieved in the 2022 Fiscal Year, partially offset by acquisitions with higher gross margins as well as lower freight costs. Selling, general and administrative expenses (“SG&A”) increased 15% for the 2023 Fiscal Year, primarily due to the impact of acquisitions and cost inflation. Net income decreased 29% for the 2023 Fiscal Year, primarily due to higher SG&A and lower gross margins, partially offset by Net sales growth.
    Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels compared to the three-year pandemic peak. Increases in home values, lack of affordable new homes, and elevated mortgage interest rates for prolonged periods have resulted in homeowners staying in their homes longer. The long-term outlook for the landscape supply industry remains strong however, driven by favorable population trends, housing demand, and increased interest in outdoor living. We are confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. With a robust acquisition pipeline and a flexible business model, we remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. We are operational in four distribution center facilities across the United States that expanded our supply chain capacity in 2023. Our West distribution center operations transitioned from Colton, California (179,000 square feet) to Goodyear, Arizona (392,000 square feet) in April 2023. We operate three other distribution centers that are located in Hutchins, Texas (338,000 square feet), Palmetto, Georgia (335,000 square feet), and Carlisle, Pennsylvania (201,000 square feet). In addition, we achieved strong operating cash flows in the 2023 Fiscal Year through effective working capital management due primarily to our progress in reducing inventory levels which were elevated in response to supply chain uncertainty in the prior year.
    As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. We continue to closely monitor the impact on our business and the related uncertainties and risks of moderating prices and demand weakness resulting from the challenging market conditions described above as well as the potential effects of uncertain political conditions and geopolitical conflicts, such as the ongoing war in Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
    Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively.
    The discussion of our financial condition is presented for the 2023 Fiscal Year, which ended on December 31, 2023, and the 2022 Fiscal Year, which ended on January 1, 2023, both of which included 52 weeks and 252 Selling Days. “Selling Days” are defined below within the “Key Business and Performance Metrics” section.

    We manage our business as a single reportable segment. Within our organizational framework, the same operational resources support multiple geographic regions, and performance is evaluated at a consolidated level. We also evaluate performance based on discrete financial information on a regional basis. Since all of our regions have similar operations and share similar economic characteristics, we aggregate regions into a single operating and reportable segment. These similarities include (i) long-term financial performance, (ii) the nature of products and services, (iii) the types of customers we sell to, and (iv) the distribution methods utilized. Further, all of our product categories have similar supply chain processes and classes of customers.

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
    Cost of goods sold. Our Cost of goods sold includes all inventory costs, such as the purchase price paid to suppliers, net of any volume-based incentives, as well as inbound freight and handling, and other costs associated with inventory. Cost of goods sold also includes salaries, wages, employee benefits, payroll taxes, bonuses, depreciation, and amortization related to inventory production activities. Our Cost of goods sold excludes the cost to deliver the products to our customers through our branches, which is included in Selling, general and administrative expenses. Cost of goods sold is recognized primarily using the first-in, first-out method of accounting for the inventory sold.
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
Industry and Key Economic Conditions
    Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods, and landscape accessories, for use in the construction of newly built homes, commercial buildings and facilities, and recreational spaces. The landscape supply industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, mortgage interest rates, home sales, and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape supply industry also includes a significant amount of agronomic products such as fertilizer, herbicides, and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.
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
Acquisitions
    In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired companies and seek to achieve synergies. As of December 31, 2023, we have invested $444.4 million in 27 acquisitions since the start of the 2022 Fiscal Year. The following is a summary of the acquisitions completed during the 2023 Fiscal Year and the 2022 Fiscal Year:
•In December 2023, we acquired the assets and assumed the liabilities of Newsom Seed, Inc. (“Newsom Seed”). With two locations in Fulton, Maryland, Newsom Seed is a wholesale distributor of seed and agronomic products to landscape professionals.
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

Volume-Based Pricing
    We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with select suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and strategic positioning. We typically have annual supplier agreements, and while they generally do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. In certain cases, we enter into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, grass seed, and landscape supply products, which may require us to purchase products in the future.
Strategic Initiatives
    We continue to undertake initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. We are focusing on our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We are also implementing new inventory planning and stocking system functionalities and new transportation management systems in an effort to reduce costs as well as improve our reliability and level of service. In addition, we continue to enhance our website and B2B e-Commerce platform. We also work closely with our local branches to improve sales, delivery, and branch productivity. We believe we will continue to benefit from the following initiatives, among others:
•Category management initiatives, including the implementation of organic growth strategies, assortment planning, private label expansion, line of business training, and supplier management.
•Supply chain initiatives, including the implementation of new inventory planning and stocking systems and functionalities, the continued expansion of our distribution network footprint and capabilities, local hubs in large markets, inbound freight optimization, and local fleet utilization and cost improvements.
•Sales force initiatives, including optimizing our commercial sales strategies, leads, and opportunities, while improving the skills and performance of the team.
•Marketing initiatives, including customer analytics and lifecycle marketing, product marketing, Hispanic customer engagement, optimization of our digital marketing strategy, and a continued focus on the new Partners Program.
•Digital initiatives, including increasing customer demand as well as adoption of our website, mobile application, and overall B2B e-Commerce platform, SiteOne.com, which provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers.
•Operational excellence initiatives, including the implementation of best practices in branch operations which encompasses safety, merchandising, stocking and assortment, customer engagement, delivery, labor management, as well as the additional automation and enhancement of branch systems, including the rollout of improved associate mobile capabilities.
Working Capital
    Our business is characterized by a relatively high level of reported working capital, the effects of which can be compounded by changes in prices. In addition to affecting our Net sales, fluctuations in prices of supplies tend to result in changes in our reported inventories, trade receivables, and trade payables, even when our sales volumes and our rate of turnover of these working capital items remain relatively constant. Our working capital needs are exposed to these price fluctuations, as well as to fluctuations in our cost for transportation and distribution. We may not always be able to reflect these changes in our pricing. The strategic initiatives described above are designed to reduce our exposure to these fluctuations and maintain and improve our efficiency.

Results of Operations
    In the following discussion of our results of operations, we make comparisons between the 2023 Fiscal Year and the 2022 Fiscal Year (in millions, except percentages).

	Consolidated Statements of Operations
	January 2, 2023 to December 31, 2023		January 3, 2022 to January 1, 2023
Net sales	$4,301.2	100.0%	$4,014.5	100.0%
Cost of goods sold	2,810.0	65.3%	2,593.0	64.6%
Gross profit	1,491.2	34.7%	1,421.5	35.4%
Selling, general and administrative expenses	1,256.6	29.2%	1,097.0	27.3%
Other income	15.7	0.4%	8.6	0.2%
Operating income	250.3	5.8%	333.1	8.3%
Interest and other non-operating expenses, net	27.1	0.6%	20.0	0.5%
Income tax expense	49.8	1.2%	67.7	1.7%
Net income	$173.4	4.0%	$245.4	6.1%

Comparison of the 2023 Fiscal Year to the 2022 Fiscal Year

Net sales

    Net sales for the 2023 Fiscal Year increased 7% to $4,301.2 million as compared to $4,014.5 million for the 2022 Fiscal Year primarily due to contributions from acquisitions. Organic Daily Sales for the 2023 Fiscal Year were flat compared to the 2022 Fiscal Year due to moderating economic conditions in our end markets. Based upon year-over-year price changes in our highest selling SKUs, we estimate price deflation reduced Organic Daily Sales by less than 1% in the 2023 Fiscal Year. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) decreased 4% due primarily to lower prices for fertilizer and grass seed, partially offset by increased volume for those products. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) grew 1% reflecting modest end market demand and slightly higher prices. Acquisitions contributed $278.7 million, or 7%, to Net sales growth for the 2023 Fiscal Year.

Cost of goods sold

    Cost of goods sold for the 2023 Fiscal Year increased 8% to $2,810.0 million from $2,593.0 million for the 2022 Fiscal Year. The increase in Cost of goods sold was primarily attributable to acquisitions.

Gross profit and gross margin

    Gross profit for the 2023 Fiscal Year increased 5% to $1,491.2 million as compared to $1,421.5 million for the 2022 Fiscal Year. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin decreased 70 basis points to 34.7% for the 2023 Fiscal Year as compared to 35.4% for the 2022 Fiscal Year. The decrease in gross margin primarily reflects the absence of the price realization benefit recognized in the 2022 Fiscal Year, partially offset by contributions from acquisitions with higher gross margins as well as lower freight costs.

Selling, general and administrative expenses

    Selling, general and administrative expenses (“SG&A”) for the 2023 Fiscal Year increased 15% to $1,256.6 million from $1,097.0 million for the 2022 Fiscal Year. SG&A as a percentage of Net sales increased 190 basis points to 29.2% for the 2023 Fiscal Year compared to 27.3% for the 2022 Fiscal Year. This increase was primarily due to the impact of acquisitions and operating cost inflation. Depreciation and amortization increased $23.9 million to $127.7 million due to our acquisitions.

Interest and other non-operating expense, net

    Interest and other non-operating expense, net increased 36% to $27.1 million in the 2023 Fiscal Year from $20.0 million in the 2022 Fiscal Year. The increase in interest expense was primarily due to increased borrowings and a higher average interest rate during the 2023 Fiscal Year as compared to the 2022 Fiscal Year.

Income tax expense

    Income tax expense was $49.8 million for the 2023 Fiscal Year as compared to $67.7 million for the 2022 Fiscal Year. The effective tax rate was 22.3% for the 2023 Fiscal Year as compared to 21.6% for the 2022 Fiscal Year. The increase in the effective tax rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $5.9 million were recognized for the 2023 Fiscal Year as compared to $10.4 million for the 2022 Fiscal Year.

 Net income

    Net income for the 2023 Fiscal Year decreased 29% to $173.4 million as compared to $245.4 million for the 2022 Fiscal Year. The decrease in Net income was primarily due to lower gross margin and higher SG&A, partially offset by an increase in Net sales.

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

(In millions except per share information and percentages, unaudited)
	2023 Fiscal Year					2022 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$4,301.2	$965.0	$1,145.1	$1,353.7	$837.4	$4,014.5	$890.0	$1,102.6	$1,216.6	$805.3
Cost of goods sold	2,810.0	638.4	757.0	864.3	550.3	2,593.0	587.4	714.0	755.5	536.1
Gross profit	1,491.2	326.6	388.1	489.4	287.1	1,421.5	302.6	388.6	461.1	269.2
Selling, general and administrative expenses	1,256.6	332.8	311.8	320.6	291.4	1,097.0	304.6	289.2	272.7	230.5
Other income, net	(15.7)	(4.3)	(4.9)	(2.5)	(4.0)	(8.6)	(2.0)	(2.4)	(1.7)	(2.5)
Operating income (loss)	250.3	(1.9)	81.2	171.3	(0.3)	333.1	—	101.8	190.1	41.2
Interest and other non-operating expenses, net	27.1	6.5	6.4	7.3	6.9	20.0	5.5	5.6	4.6	4.3
Income tax expense (benefit)	49.8	(5.0)	17.5	40.0	(2.7)	67.7	(4.6)	22.9	44.8	4.6
Net income (loss)	$173.4	$(3.4)	$57.3	$124.0	$(4.5)	$245.4	$(0.9)	$73.3	$140.7	$32.3
Net income (loss) per common share:
Basic	$3.84	$(0.08)	$1.27	$2.75	$(0.10)	$5.45	$(0.02)	$1.63	$3.12	$0.72
Diluted	$3.80	$(0.08)	$1.25	$2.71	$(0.10)	$5.36	$(0.02)	$1.60	$3.07	$0.70
Adjusted EBITDA(a)	$410.7	$39.9	$119.8	$211.2	$39.8	$464.3	$38.9	$135.6	$222.0	$67.8

Net sales as a percentage of annual Net sales	100.0%	22.4%	26.6%	31.5%	19.5%	100.0%	22.2%	27.5%	30.3%	20.0%
Gross profit as a percentage of annual Gross profit	100.0%	21.9%	26.0%	32.8%	19.3%	100.0%	21.3%	27.3%	32.4%	19.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	9.7%	29.2%	51.4%	9.7%	100.0%	8.4%	29.2%	47.8%	14.6%
_____________________________________

(a)    In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Annual Report on Form 10-K to evaluate the operating performance and efficiency of our business. EBITDA represents our Net income (loss) plus the sum of Income tax expense (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:
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
•does not reflect our Income tax expense (benefit) or the cash requirements to pay our income taxes;
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions, unaudited):

	2023 Fiscal Year					2022 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$173.4	$(3.4)	$57.3	$124.0	$(4.5)	$245.4	$(0.9)	$73.3	$140.7	$32.3
Income tax expense (benefit)	49.8	(5.0)	17.5	40.0	(2.7)	67.7	(4.6)	22.9	44.8	4.6
Interest expense, net	27.1	6.5	6.4	7.3	6.9	20.0	5.5	5.6	4.6	4.3
Depreciation & amortization	127.7	34.6	31.3	31.0	30.8	103.8	31.6	27.4	23.1	21.7
EBITDA	378.0	32.7	112.5	202.3	30.5	436.9	31.6	129.2	213.2	62.9
Stock-based compensation(a)	25.7	5.0	5.0	7.1	8.6	18.3	4.3	4.5	5.8	3.7
(Gain) loss on sale of assets(b)	(0.5)	(0.1)	(0.2)	0.2	(0.4)	(0.8)	0.2	(0.7)	(0.2)	(0.1)
Financing fees(c)	0.5	—	0.4	0.1	—	0.3	—	0.1	0.2	—
Acquisitions and other adjustments(d)	7.0	2.3	2.1	1.5	1.1	9.6	2.8	2.5	3.0	1.3
Adjusted EBITDA(e)	$410.7	$39.9	$119.8	$211.2	$39.8	$464.3	$38.9	$135.6	$222.0	$67.8
_____________________________________

(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents fees associated with our debt refinancing and debt amendments.
(d)    Represents professional fees, retention and severance payments, and performance bonuses related to historical acquisitions. Although we have incurred professional fees, retention and severance payments, and performance bonuses related to acquisitions in several historical periods and expect to incur such fees and payments for any future acquisitions, we cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.
    The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days; unaudited):

	2023 Fiscal Year					2022 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$4,301.2	$965.0	$1,145.1	$1,353.7	$837.4	$4,014.5	$890.0	$1,102.6	$1,216.6	$805.3
Organic sales(a)	3,937.3	860.6	1,046.7	1,252.4	777.6	3,929.3	857.0	1,068.9	1,201.4	802.0
Acquisition contribution(b)	363.9	104.4	98.4	101.3	59.8	85.2	33.0	33.7	15.2	3.3
Selling Days	252	61	63	64	64	252	60	63	64	65
Organic Daily Sales	$15.6	$14.1	$16.6	$19.6	$12.2	$15.6	$14.3	$17.0	$18.8	$12.3
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
    In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the 2023 Fiscal Year, we repurchased 90,000 shares of our common stock at an average price per share of $126.21. As of December 31, 2023, the dollar value of shares that may yet be purchased under the share repurchase authorization was $363.6 million.
    Our borrowing base capacity under the ABL Facility was $578.2 million as of December 31, 2023, after giving effect to $7.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $14.3 million. Our borrowing base capacity under the ABL Facility was $487.4 million as of January 1, 2023, after giving effect to $100.0 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $11.5 million. As of December 31, 2023, we had total cash and cash equivalents of $82.5 million, total gross long-term debt of $379.0 million, and total finance lease obligations (excluding interest) of $91.6 million.
    Working capital was $827.0 million as of December 31, 2023, an increase of $67.5 million as compared to $759.5 million as of January 1, 2023. The change in working capital was primarily attributable to an increase in cash and cash equivalents and higher receivables supporting our sales growth.
    Capital expenditures of $32.1 million for the 2023 Fiscal Year were 0.7% of Net sales for the year. Capital expenditures have averaged $30.6 million annually from the 2021 Fiscal Year to the 2023 Fiscal Year representing an average of 0.8% of Net sales over this time period. We expect capital expenditures to be in a range of 0.8% to 1.4% as a percentage of Net sales for the 2024 Fiscal Year.
    The following table summarizes current and long-term material cash requirements for our aggregate contractual obligations and other commercial commitments as of December 31, 2023 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$379.0	$5.3	$373.7
Interest on long-term debt	$112.4	$20.4	$92.0
Finance leases, including interest	$104.9	$26.6	$78.3
Operating leases, including interest	$471.9	$93.6	$378.3
Purchase obligations	$162.4	$87.8	$74.6
    Our gross long-term debt balance increased $22.9 million since January 1, 2023 to $379.0 million. This increase was primarily attributable to higher working capital as described above and our acquisition investments. We have current maturities on our long-term debt of $5.3 million, which includes $3.8 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of December 31, 2023 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of December 31, 2023. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt increased $14.5 million since January 1, 2023 to $112.4 million, primarily due to the increase in borrowings under the term loans and rising interest rates. Refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
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

    Our purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. The largest purchase obligations include contracts with various farmers that run through the 2026 Fiscal Year and obligate us to make payments for grass seeds for approximately $76.1 million, which includes expected payments of $44.5 million for the 2024 Fiscal Year. There are also other supplier and service arrangements with vendors totaling $86.3 million, of which $43.3 million of payments are expected to be made in the 2024 Fiscal Year. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. We have excluded purchase orders and agreements made in the ordinary course of business that are cancelable without penalty. Any amounts for which we are liable under purchase orders for goods received are reflected in Accounts payable on our Consolidated Balance Sheets and are excluded from the table above. Refer to “Note 10. Commitments and Contingencies” in the notes to the consolidated financial statements for additional information regarding our purchase commitments.
Cash Flow Summary
    Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	For the year
Net cash provided by (used in):	January 2, 2023 to December 31, 2023	January 3, 2022 to January 1, 2023
Operating activities	$297.5	$217.2
Investing activities	$(226.0)	$(284.4)
Financing activities	$(18.3)	$43.4
Cash flow provided by operating activities

    Net cash provided by operating activities for the 2023 Fiscal Year was $297.5 million compared to $217.2 million for the 2022 Fiscal Year. The increase reflected improved working capital management due primarily to our progress in reducing inventory levels.

Cash flow used in investing activities

    Net cash used in investing activities for the 2023 Fiscal Year was $226.0 million compared to $284.4 million for the 2022 Fiscal Year. The decrease reflects lower acquisition investments in the 2023 Fiscal Year compared to the 2022 Fiscal Year. Capital expenditures of $32.1 million were $5.0 million higher in the 2023 Fiscal Year compared to $27.1 million in the 2022 Fiscal Year due to increased investment in branch improvements including relocations.

Cash flow (used in) provided by financing activities

    Net cash used in financing activities was $(18.3) million for the 2023 Fiscal Year compared to net cash provided by financing activities of $43.4 million in the 2022 Fiscal Year. The increase in net cash used in financing activities primarily reflects higher net repayments under the ABL Facility, partially offset by increased borrowings under the term loan facility, as a result of lower investments in working capital and acquisitions during the 2023 Fiscal Year compared to the 2022 Fiscal Year.

External Financing
Term Loans
    Landscape Holding and Landscape, as borrowers (collectively, the “Borrowers”), entered into the Fifth Amendment to the Amended and Restated Credit Agreement, the (“Fifth Amendment”), dated as of March 23, 2021, with JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amended and restated the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”). The New Term Loans mature on March 23, 2028.

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
Amendments of Term Loans
    On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement, which provided for an additional $120.0 million of New Term Loans and made such other changes to the Second Amended and Restated Credit Agreement as agreed between Landscape Holding and JPMorgan Chase Bank, N.A. Proceeds of the term loans borrowed pursuant to the Increase Supplement were used, among other things, to (i) repay certain loans outstanding under the ABL Facility and (ii) pay fees and expenses related to the Increase Supplement. The maturity date of the New Term Loans of March 23, 2028 did not change as a result of the Increase Supplement.
    On March 27, 2023, Landscape Holding entered into Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 7.47044% as of December 31, 2023.
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
    Loans under the ABL Credit Agreement bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on the average daily excess availability under the ABL Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the ABL Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the ABL Credit Agreement.
    The interest rate on outstanding balances under the ABL Facility was 6.69508% as of December 31, 2023 and ranged from 5.68561% to 5.77336% as of January 1, 2023. The commitment fee paid on unfunded amounts was 0.25% and 0.20% as of December 31, 2023 and January 1, 2023, respectively.

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

    During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets since the interest rate swap arrangements executed during the first quarter of 2021 were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of December 31, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $0.4 million was classified as Long-term debt, less current portion on our Consolidated Balance Sheets.
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
Inventory Valuation
Summary:
    Product inventories represent our largest asset and are recorded at the lower of actual cost or estimated net realizable value. Our goal is to manage our inventory so that we minimize out of stock positions. To do this, we maintain an adequate inventory of approximately 160,000 SKUs and manage inventory at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory.
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

Sensitivity of Estimates to Change:
    Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of sales. A 10% change to our current reserve for excess and obsolete inventory would not result in a material change to our consolidated financial statements; however, given the value of inventory on hand, a significant change in demand or market conditions could result in a material adjustment to our reserve in future periods. We have not recorded any material net adjustments or such changes to our inventory reserves during the 2023 Fiscal Year or the 2022 Fiscal Year.
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
    We use the multi-period excess earnings method to estimate the fair value of customer relationship intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets and includes the selection of discount rates. Estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), a brand’s relative market position, and the appropriate discount rate applied to the cash flows. Changes in the underlying assumptions and estimates, including the selected discount rates, could have a material impact on the fair value of intangible assets. Further, unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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

Sensitivity of Estimates to Change:
    We completed 11 acquisitions during the 2023 Fiscal Year for an aggregate purchase price of $195.7 million and the preliminary valuations of the assets acquired included customer relationship intangible assets of $58.4 million and trademarks and other intangible assets of $7.4 million. Key assumptions used in determining the fair values of customer relationships included future earnings projections, customer attrition rates, and discount rates, among others. Additionally, assumptions used to calculate the fair values of trademarks and other intangible assets included relief-from-royalty models and revenue projections, royalty rates, future earnings projections, discount rates, and probabilities of competition and successful competition, among others. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired. We believe the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine the fair values of the assets acquired, which could result in impairment losses in the future. Changes in business conditions may also require future adjustments to the useful lives of the assets acquired. If we determine that the useful lives of the assets acquired are shorter than we had originally estimated, the rate of amortization would be accelerated over the assets’ new, shorter useful lives. Changes in key assumptions resulting in a 10% revision of the estimated fair values of the finite-lived intangible assets acquired during the 2023 Fiscal Year would impact amortization of acquisition intangible assets by $6.6 million over a weighted-average amortization period of 18.2 years primarily on an accelerated basis. No material adjustments to the valuation of such assets, impairment loss, or accelerated amortization of intangible assets due to revised useful lives was recorded in the 2023 Fiscal Year or the 2022 Fiscal Year.
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
Sensitivity of Estimates to Change:
    During the third quarter of the 2023 Fiscal Year, we performed our annual quantitative assessment of goodwill. No goodwill impairment charge was recorded as a result of the testing and the estimated fair value of each of our reporting units significantly exceeded its carrying value. In addition, a 10% decline in the projected cash flows or a 10% increase in the discount rate assumption utilized in our annual quantitative testing would not result in an impairment of any of our reporting units.
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
    Inflationary pressures may also cause potentially unfavorable effects through higher asset replacement costs and related depreciation, higher interest rates, and higher material costs.
Commodity Risk
    Our operating performance may be affected by price fluctuations in commodity-based products like PVC pipe, grass seed, and fertilizer that we purchase and sell. We are also exposed to fluctuations in fuel costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management, resulting in cost reductions and productivity improvements as well as price adjustments to maintain gross margins.
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
•Loans under the ABL Credit Agreement bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on the average daily excess availability under the ABL Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00.
•The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%.
    The portions of our outstanding balance under the New Term Loans that are not covered by interest rate swap contracts and outstanding balances under the ABL Credit Agreement are subject to variable interest rates. We performed a sensitivity analysis and determined that an increase of one percentage point in interest rates on our variable-rate debt outstanding at December 31, 2023 would increase our projected interest payments by approximately $1.9 million for the 2024 Fiscal Year. Actual interest payments may differ in the future based on additional changes in floating interest rates or other factors and events, including our entry into amendments of the ABL Facility and the New Term Loans.
Credit Risk
    We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers, and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 5% of gross receivables as of December 31, 2023.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Acquisitions – Customer Relationship Intangible Assets – Refer to Note 1 (Intangible Assets) and Note 5 to the financial statements
Critical Audit Matter Description
The Company completed various acquisitions during the year ended December 31, 2023. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $58.4 million. Management estimated the fair value of the customer relationship intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of customer relationship intangible assets required management to make estimates and assumptions, including the selection of the discount rates. Significant changes in the discount rates could have a material impact on the fair value of customer relationship intangible assets.

We identified the initial valuation of customer relationship intangible assets as a critical audit matter because of the judgment associated with the determination of the discount rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s selection of the discount rates used in the determination of the initial fair value of the customer relationship intangible assets.
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
•For a sample of acquisitions, with the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
1)Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
2)Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 22, 2024

We have served as the Company’s auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

Assets	December 31, 2023	January 1, 2023
Current assets:
Cash and cash equivalents	$82.5	$29.1
Accounts receivable, net of allowance for doubtful accounts of $27.3 and $21.7, respectively	490.6	455.5
Inventory, net	771.2	767.7
Income tax receivable	—	10.9
Prepaid expenses and other current assets	61.0	56.1
Total current assets	1,405.3	1,319.3

Property and equipment, net (Note 4)	249.4	188.8
Operating lease right-of-use assets, net (Note 6)	388.9	321.6
Goodwill (Note 5)	485.5	411.9
Intangible assets, net (Note 5)	280.8	276.0
Deferred tax assets (Note 1 and Note 9)	5.3	3.7
Other assets	13.7	12.6
Total assets	$2,828.9	$2,533.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$270.8	$279.7
Current portion of finance leases (Note 6)	21.8	14.8
Current portion of operating leases (Note 6)	83.6	70.1
Accrued compensation	74.2	81.2
Long-term debt, current portion (Note 8)	5.3	4.0
Income tax payable	8.0	—
Accrued liabilities	114.6	110.0
Total current liabilities	578.3	559.8

Other long-term liabilities	11.5	12.8
Finance leases, less current portion (Note 6)	69.8	43.9
Operating leases, less current portion (Note 6)	313.3	260.1
Deferred tax liabilities (Note 1 and Note 9)	2.3	7.8
Long-term debt, less current portion (Note 1 and Note 8)	367.6	346.6
Total liabilities	1,342.8	1,231.0

Commitments and contingencies (Note 10)

Stockholders’ equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,404,091 and 45,148,312 shares issued, and 45,082,070 and 44,916,291 shares outstanding at December 31, 2023 and January 1, 2023, respectively	0.5	0.5
Additional paid-in capital	601.8	577.1
Retained earnings	916.3	742.9
Accumulated other comprehensive income	4.2	7.7
Treasury stock, at cost, 322,021 and 232,021 shares at December 31, 2023 and January 1, 2023, respectively	(36.7)	(25.3)
Total stockholders’ equity	1,486.1	1,302.9
Total liabilities and stockholders’ equity	$2,828.9	$2,533.9
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Net sales	$4,301.2	$4,014.5	$3,475.7
Cost of goods sold	2,810.0	2,593.0	2,263.1
Gross profit	1,491.2	1,421.5	1,212.6

Selling, general and administrative expenses	1,256.6	1,097.0	900.6
Other income	15.7	8.6	1.7
Operating income	250.3	333.1	313.7

Interest and other non-operating expenses, net	27.1	20.0	19.2
Income before taxes	223.2	313.1	294.5
Income tax expense	49.8	67.7	56.1
Net income	$173.4	$245.4	$238.4

Net income per common share:
Basic	$3.84	$5.45	$5.35
Diluted	$3.80	$5.36	$5.20
Weighted average number of common shares outstanding:
Basic	45,112,977	45,048,218	44,578,649
Diluted	45,686,268	45,780,836	45,805,373
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Net income	$173.4	$245.4	$238.4
Other comprehensive income (loss):
Foreign currency translation adjustments	1.3	(3.9)	(0.1)
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $1.7, $(4.8), and $(1.4), respectively	(4.8)	13.8	4.2
Total other comprehensive (loss) income	(3.5)	9.9	4.1
Comprehensive income	$169.9	$255.3	$242.5
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 3, 2021	44,279.5	$0.4	$542.1	$259.1	$(6.3)	$(0.3)	$795.0
Net income	—	—	—	238.4	—	—	238.4
Other comprehensive income	—	—	—	—	4.1	—	4.1
Issuance of common shares under stock-based compensation plan	488.0	—	5.9	—	—	—	5.9
Stock-based compensation	—	—	14.3	—	—	—	14.3
Balance at January 2, 2022	44,767.5	$0.4	$562.3	$497.5	$(2.2)	$(0.3)	$1,057.7
Net income	—	—	—	245.4	—	—	245.4
Other comprehensive income	—	—	—	—	9.9	—	9.9
Issuance of common shares under stock-based compensation plan	359.9	0.1	(3.5)	—	—	—	(3.4)
Stock-based compensation	—	—	18.3	—	—	—	18.3
Repurchases of common stock	(211.1)	—	—	—	—	(25.0)	(25.0)
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9
Net income	—	—	—	173.4	—	—	173.4
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)
Issuance of common shares under stock-based compensation plan	255.8	—	(1.0)	—	—	—	(1.0)
Stock-based compensation	—	—	25.7	—	—	—	25.7
Repurchases of common stock	(90.0)	—	—	—	—	(11.4)	(11.4)
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Cash Flows from Operating Activities:
Net income	$173.4	$245.4	$238.4
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	64.1	51.6	36.2
Stock-based compensation	25.7	18.3	14.3
Amortization of software and intangible assets	63.6	52.2	46.8
Amortization of debt related costs	1.2	1.1	2.3
Loss on extinguishment of debt	—	0.6	0.8
Gain on sale of equipment	(0.5)	(0.8)	(0.1)
Deferred income taxes	(14.5)	(5.2)	(3.1)
Other	(5.6)	2.3	6.5
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(17.4)	(44.6)	(92.1)
Inventory	38.1	(99.3)	(156.9)
Income tax receivable	10.9	(7.6)	3.5
Prepaid expenses and other assets	(4.3)	3.5	(3.2)
Accounts payable	(35.1)	8.9	74.4
Income tax payable	7.9	—	—
Accrued expenses and other liabilities	(10.0)	(9.2)	43.0
Net Cash Provided By Operating Activities	$297.5	$217.2	$210.8

Cash Flows from Investing Activities:
Purchases of property and equipment	(32.1)	(27.1)	(32.5)
Purchases of intangible assets	(3.9)	(14.6)	(4.5)
Acquisitions, net of cash acquired	(192.7)	(244.9)	(147.2)
Proceeds from the sale of property and equipment	2.7	2.2	2.2
Net Cash Used In Investing Activities	$(226.0)	$(284.4)	$(182.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	5.2	3.6	9.3
Repurchases of common stock	(12.0)	(24.4)	—
Borrowings under term loan	120.0	—	325.0
Repayments under term loan	(3.2)	(2.6)	(338.6)
Borrowings on asset-based credit facility	434.3	732.8	161.9
Repayments on asset-based credit facility	(526.8)	(632.8)	(161.9)
Payments of debt issuance costs	(1.8)	(2.3)	(2.4)
Payments on finance lease obligations	(18.5)	(12.6)	(10.4)
Payments of acquisition related contingent obligations	(8.0)	(10.0)	(8.6)
Other financing activities	(7.5)	(8.3)	(4.7)
Net Cash (Used In) Provided By Financing Activities	$(18.3)	$43.4	$(30.4)

Effect of exchange rate on cash	0.2	(0.8)	0.1
Net Change In Cash	53.4	(24.6)	(1.5)

Cash and cash equivalents:
Beginning	29.1	53.7	55.2
Ending	$82.5	$29.1	$53.7

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$26.8	$15.5	$15.6
Cash paid during the year for income taxes	$46.0	$82.1	$55.8
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of Business
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than four percent of sales and less than four percent of total assets in Canada for all periods presented. As of December 31, 2023, the Company had over 690 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.
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
The following table summarizes the activity under the share repurchase program during the periods presented.

Fiscal Year	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
2022	211,110	$118.40	$375.0
2023	90,000	$126.21	$363.6
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
The Company’s chief operating decision maker (“CODM”) manages the business as a single reportable segment. Within the organizational framework, the same operational resources support multiple geographic regions and performance is evaluated primarily by the CODM at a consolidated level. The CODM also evaluates regional performance based on financial and operational measures and receives discrete financial information on a regional basis. Since all of the Company’s regions have similar operations and share similar economic characteristics, the Company aggregates regions into a single operating and reportable segment. These similarities include (i) long-term financial performance, (ii) the nature of products and services, (iii) the types of customers the Company sells to, and (iv) the distribution methods used. Further, all of the Company’s product categories have similar supply chain processes and classes of customers.

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
The Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for the Company are presented for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 each included 52 weeks.
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
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Beginning balance	$21.7	$13.5	$9.1
Provision for allowance	10.8	10.9	4.3
(Write-offs) recoveries, net	(5.2)	(2.7)	0.1
Ending balance	$27.3	$21.7	$13.5
Inventory: The majority of the Company’s inventories are valued at the lower of actual cost or estimated net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was $13.7 million and $14.0 million as of December 31, 2023 and January 1, 2023, respectively.

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
For impairment tests using a quantitative approach, the Company is required to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. No impairment of goodwill has occurred during the periods presented. Refer to “Note 5. Goodwill and Intangible Assets, Net” for more information regarding goodwill.
Intangible assets, net: Intangible assets include customer relationships as well as trademarks and other intangibles acquired through acquisitions. The fair value of customer relationships is determined using the multi-period excess earnings method, which is a specific discounted cash flow method that requires management to make estimates and assumptions, including the selection of the discount rates. Intangible assets with finite useful lives are amortized on an accelerated method or a straight-line method of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. The Company considers the period of expected cash flows and the underlying data used to measure the fair value of the intangible assets when selecting a useful life. The Company’s customer relationships are amortized on an accelerated method. Refer to “Note 5. Goodwill and Intangible Assets, Net” for more information regarding amortization of intangible assets.
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
•Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs, other than quoted prices in active markets, which are observable either directly or indirectly.
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
Interest rate swaps: The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. In 2021, the Company amended and restructured its interest rate swap contracts using a strategy commonly referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. The Company evaluates its blend and extend arrangements under ASC Topic 815: Derivatives and Hedging, to determine if they are stand-alone derivative instruments or hybrid instruments.
The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk to determine the fair value of the interest rate swap contracts. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.
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
Revenue recognition: The Company recognizes revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the Company’s branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration, such as returns, provisions for doubtful accounts, and sales incentives, to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the customer’s obligation to pay. The Company also enters into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which the Company can sell their merchandise. The Company recognizes these agency sales on a net basis and records only the product margin as commission revenue. Net sales include billings for freight and handling charges and commissions on the sale of control products that the Company sells as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes. Provisions for returns are estimated and accrued at the time a sale is recognized.

Sales incentives: The Company offers rebates to certain customers, which are accrued based on sales volumes. In addition, the Company offers a points-based reward program which allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers. The Company often receives cash payments from customers in advance of the Company’s performance of the customer loyalty rewards program resulting in contract liabilities, which are determined on a contract-by-contract basis. These contract liabilities are classified in Accrued liabilities on the Company’s Consolidated Balance Sheets. Refer to “Note 2. Revenue from Contracts with Customer” for further details regarding the Company’s customer loyalty rewards program.
Sales taxes: The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use, value-added, and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from sales).
Cost of goods sold: Cost of goods sold includes all inventory costs, such as the purchase price from suppliers, net of any volume-based incentives, as well as inbound freight and handling, and other costs associated with inventory, and is exclusive of the costs to deliver the products to customers.
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
Advertising costs: Advertising costs are charged to expense as incurred and were $13.7 million, $13.5 million, and $10.4 million, during the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
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
Stock-based compensation expense for restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of option awards. The exercise price of option awards is set to equal the value of the common stock at the date of the grant. The following weighted-average assumptions are also used to calculate the estimated fair value of option awards:
•Expected volatility: The expected volatility of the Company’s shares is estimated using the Company’s historical stock price volatility over the most recent period commensurate with the estimated expected term of the awards.
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

Income taxes: The Company files a consolidated federal income tax return and files both combined or unitary state income tax returns as well as separate state income tax returns in certain jurisdictions. Deferred taxes are provided on an asset and liability method in which deferred tax assets are recognized for deductible temporary differences as well as operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income.
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
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which, among other things, implemented a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and imposes a 1% excise tax on corporate stock repurchases after December 31, 2022. The legislation has not had a material impact on the Company’s consolidated financial statements and related disclosures.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. The legislation has not had a material impact on the Company’s consolidated financial statements and related disclosures.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which included several changes to existing U.S. tax laws that impacted the Company, most notably the limitation on U.S. interest deductibility, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property. In accordance with the CARES Act, the Company deferred the payment of qualifying employer payroll taxes of $12.2 million during the fiscal year ended January 3, 2021, which were required to be paid over two years, with 50% to be paid by December 31, 2021 and the remainder by December 31, 2022. During the fiscal year ended January 2, 2022, the Company paid $6.1 million of the previously deferred employer payroll taxes. During the fiscal year ended January 1, 2023, the Company paid the remaining $6.1 million of the previously deferred employer payroll taxes.
Refer to “Note 9. Income Taxes” for further information pertaining to income taxes.
Foreign currency translation: The functional currency for the Company’s Canadian operations is the Canadian dollar, which is the local currency. The assets and liabilities of these operations are translated into U.S. dollars using the exchange rates at the end of the reporting period. The revenues and expenses are translated at average exchange rates for the period. The gains or losses from these translations are recorded in Other comprehensive income (loss). Gains or losses recognized on transactions denominated in a currency other than the functional currency are included in Other income.
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

The Company previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions would be based matches the index for the corresponding derivatives. On March 27, 2023, the Company amended its term loans to implement a forward-looking interest rate based on the secured overnight financing rate (“SOFR”) in lieu of LIBOR. On March 31, 2023, the Company amended the terms of its interest rate swaps to implement SOFR in place of LIBOR. Concurrent with the amendments to its interest rate swaps, the Company elected certain of the optional expedients provided in Topic 848 that allowed the Company to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. The adoption of Topic 848 did not have a material impact on the Company’s consolidated financial statements. Refer to “Note 8. Long-Term Debt” for additional information regarding these amended agreements.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of Staff Accounting Bulletin No. 120. ASU 2023-03 provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. ASU 2023-03 does not provide new guidance so there is no transition or effective date associated with it. Therefore, these updates were immediately effective. The adoption of ASU 2023-03 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Accounting Pronouncements Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard will be effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the segment disclosure impact of the amended guidance; however, ASU 2023-07 is not expected to have an impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The new standard will be effective on a prospective basis for fiscal years beginning after December 15, 2024 and interim periods therein, with early adoption permitted. The Company is currently evaluating the amended guidance and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Landscaping products(a)	$3,359.6	$3,059.6	$2,584.8
Agronomic and other products(b)	941.6	954.9	890.9
	$4,301.2	$4,014.5	$3,475.7
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
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $12.4 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract Liabilities

As of December 31, 2023 and January 1, 2023, contract liabilities were $12.4 million and $10.5 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 31, 2023 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $12.8 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3. Acquisitions
The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company made various acquisitions during the years ended December 31, 2023, January 1, 2023, and January 2, 2022. The following acquisitions had an aggregate purchase price of $195.7 million, $248.7 million, and $147.2 million, and deferred contingent consideration of $12.6 million, $17.4 million, and $4.8 million, for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The aggregate assets acquired were $199.4 million, $196.6 million, and $108.6 million, aggregate liabilities assumed were $66.5 million, $32.3 million, and $15.5 million, and excess purchase price attributed to goodwill acquired was $75.4 million, $101.8 million, and $58.9 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The Company has completed the acquisition accounting for Triangle Landscape Supplies, Inc. and Hickory Hill Farm & Garden, LLC, each made during the 2023 Fiscal Year, as well as each acquisition made during the 2022 Fiscal Year and the 2021 Fiscal Year. The Company recorded the preliminary acquisition accounting for the remaining acquisitions completed during the 2023 Fiscal Year at their estimated fair values as of the respective acquisition dates.
•In December 2023, the Company acquired the assets and assumed the liabilities of Newsom Seed, Inc. (“Newsom Seed”). With two locations in Fulton, Maryland, Newsom Seed is a wholesale distributor of seed and agronomic products to landscape professionals.
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

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in millions):

	December 31, 2023	January 1, 2023
Land	$13.2	$13.2
Buildings and leasehold improvements:
Buildings	8.4	8.1
Leasehold improvements	55.7	46.2
Branch equipment	121.5	114.7
Office furniture and fixtures and vehicles:
Office furniture and fixtures	30.4	28.2
Vehicles	77.5	43.2
Finance lease right-of-use assets	151.0	103.1
Mineral rights	2.2	—
Tooling	—	0.1
Construction in process	14.0	7.7
Total Property and equipment, gross	473.9	364.5
Less: accumulated depreciation and amortization	224.5	175.7
Total Property and equipment, net	$249.4	$188.8
Amortization of finance ROU assets and depreciation expense was $64.1 million, $51.6 million, and $36.2 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at December 31, 2023 and January 1, 2023 were $19.7 million and $10.8 million, less accumulated amortization of $11.1 million and $10.2 million, respectively. Amortization of these software costs was $1.0 million, $1.4 million, and $1.8 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Note 5. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and January 1, 2023 are as follows (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Beginning balance	$411.9	$311.1
Goodwill acquired during the year	75.4	101.8
Goodwill adjusted during the year	(1.8)	(1.0)
Ending balance	$485.5	$411.9
Additions to goodwill during the years ended December 31, 2023 and January 1, 2023 related to the acquisitions during the 2023 Fiscal Year and the 2022 Fiscal Year as described in “Note 3. Acquisitions.” There have been no impairments of the Company’s goodwill for the years ended December 31, 2023 and January 1, 2023.

Intangible Assets
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		December 31, 2023			January 1, 2023
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	17.0 years	$551.8	$295.7	$256.1	$490.5	$241.2	$249.3
Trademarks and other	3.4 years	49.5	24.8	24.7	47.9	21.2	26.7
Total intangibles		$601.3	$320.5	$280.8	$538.4	$262.4	$276.0
During the year ended December 31, 2023, the Company recorded $67.7 million of intangible assets, including $61.3 million in Customer relationship intangibles and $6.4 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $58.4 million and $7.4 million, respectively, as a result of the acquisitions completed in 2023 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $2.9 million and $(1.0) million, respectively.
During the year ended January 1, 2023, the Company recorded $112.5 million of intangible assets, including $95.7 million in Customer relationship intangibles and $16.8 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $95.8 million and $15.4 million, respectively, as a result of the acquisitions completed in 2022 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $(0.1) million and $1.4 million, respectively.
The Customer relationship intangible assets are amortized over a weighted-average period of approximately 20 years. The Trademarks and other intangible assets are amortized over a weighted-average period of approximately five years.
Amortization expense for intangible assets for the years ended December 31, 2023, January 1, 2023, and January 2, 2022 was $62.6 million, $50.8 million, and $45.0 million, respectively.
Total future amortization estimated as of December 31, 2023, is as follows (in millions):

Fiscal year ending:
2024	$56.6
2025	46.8
2026	38.3
2027	30.0
2028	22.8
Thereafter	86.3
Total future amortization	$280.8

Note 6. Leases

The components of lease expense were as follows (in millions):

Lease cost	Classification	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$19.9	$13.2	$10.8
Interest on lease liabilities	Interest and other non-operating expenses, net	4.0	2.0	1.5
Operating lease cost	Cost of goods sold	8.2	5.7	3.7
Operating lease cost	Selling, general and administrative expenses	87.7	76.2	70.4
Short-term lease cost	Selling, general and administrative expenses	3.3	2.1	1.5
Variable lease cost	Selling, general and administrative expenses	1.9	1.4	0.9
Sublease income	Selling, general and administrative expenses	(0.9)	(1.1)	(1.1)
Total lease cost		$124.1	$99.5	$87.7

Supplemental cash flow information related to leases was as follows (in millions):

Other information	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$4.0	$2.0	$1.5
Operating cash flows from operating leases	$96.0	$81.5	$72.5
Financing cash flows from finance leases	$18.5	$12.6	$10.4
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$51.4	$26.0	$14.2
Operating leases	$114.8	$86.7	$94.9

The aggregate future lease payments for operating and finance leases as of December 31, 2023 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2024	$93.6	$26.6
2025	86.0	23.5
2026	70.2	20.4
2027	56.6	16.6
2028	44.4	12.9
Thereafter	121.1	4.9
Total lease payments	471.9	104.9
Less: interest	75.0	13.3
Present value of lease liabilities	$396.9	$91.6

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	December 31, 2023	January 1, 2023
Weighted-average remaining lease term:
Finance leases	4.5 years	4.3 years
Operating leases	6.3 years	6.5 years
Weighted-average discount rate:
Finance leases	6.0%	4.7%
Operating leases	5.1%	4.7%

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $16.5 million, $14.5 million, and $11.4 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares, of which 2,006,912 remain available as of December 31, 2023.

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

In February 2023, the Company’s Human Resources and Compensation Committee approved amendments to the applicable equity award agreements governing the terms of the stock options, RSUs, and PSUs granted under the 2020 Plan. Pursuant to such amendments, all unvested stock options and RSUs granted to an associate after the effective date of the amendments under an applicable award agreement, as amended, will fully vest following the end of their employment, generally in four equal annual installments and expire in 10 years from date of grant for stock options, if such associate’s combined age (minimum of 55 years of age) and completed years of employment with the Company (minimum of five years of service) equals 65 or more (the “Rule of 65”). The amendments did not alter any equity award agreements outstanding on or prior to the effective date or the pro-rated vesting schedule with respect to PSUs, other than to change the definition of retirement to reflect the Rule of 65.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Since the start of fiscal year 2023, expected volatilities are based on the historical volatility of the Company’s common stock. Prior to fiscal year 2023, expected volatilities were based on the historical equity volatility of comparable publicly traded companies. The change in estimate was due to the length of time the Company’s common stock had been publicly traded, which exceeded the expected term of the stock options at the start of fiscal year 2023. The expected term of stock options granted is derived from the output of the option valuation model and represents the period of time that stock options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the stock options are based on the U.S. Treasury security yields at the time of grant. DSUs, RSUs, and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The compensation costs for stock options and RSUs are recognized on a straight-line basis over the requisite vesting periods. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.
The estimated grant-date fair value of stock options is calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	December 31, 2023	January 1, 2023	January 2, 2022
Risk-free interest rate	3.82%	2.26%	0.70%
Expected dividends	—	—	—
Expected volatility	43.5%	28.0%	28.0%
Expected term	6.25 years	6.25 years	6.25 years

The following table summarizes the information about stock options as of and for the years ended December 31, 2023 and January 1, 2023:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 2, 2022	1,193.3	$48.09	5.2 years	$231.7
Granted	77.1	169.27
Exercised	(284.9)	12.45
Expired or forfeited	(13.6)	136.29
Outstanding as of January 1, 2023	971.9	$66.91	5.2 years	$56.0
Granted	56.6	149.42
Exercised	(185.3)	28.30
Expired or forfeited	(6.2)	151.46
Outstanding as of December 31, 2023	837.0	$80.40	5.0 years	$70.0
Exercisable as of December 31, 2023(a)	667.5	$62.66	4.3 years	$67.0
Unvested and expected to vest after December 31, 2023	169.5	$150.27	7.9 years	$3.0
______________
(a) Does not include 21.3 thousand stock options granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they are not exercisable.

The following table summarizes other stock-based compensation award activities for the year ended December 31, 2023 (in thousands):

	RSUs	DSUs	PSUs
Outstanding as of January 1, 2023	205.3	52.0	52.2
Granted(a)	124.1	2.7	42.9
Exercised/Vested/Settled(a)(b)	(80.0)	—	(32.0)
Expired or forfeited	(9.9)	—	(0.6)
Outstanding as of December 31, 2023	239.5	54.7	62.5
______________
(a) Includes 16.0 thousand PSUs granted and settled during the year ended December 31, 2023 at greater than 100% of their original grant amount.
(b) Does not include 19.0 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

The weighted average grant date fair value of awards granted were as follows:

	December 31, 2023	January 1, 2023
Stock options	$72.27	$54.91
RSUs	$148.78	$164.36
DSUs	$148.09	$120.12
PSUs(a)	$148.89	$143.86
______________
(a) Includes PSUs granted and settled during the years ended December 31, 2023 and January 1, 2023 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Stock options(a)	$4.7	$3.7	$4.0
RSUs(a)	15.1	9.6	6.4
DSUs	0.4	0.7	0.6
PSUs	5.5	4.3	3.3
Total stock-based compensation	$25.7	$18.3	$14.3
______________
(a) Stock-based compensation expense for the year ended December 31, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $1.2 million related to stock options and $2.2 million related to RSUs.

A summary of unrecognized stock-based compensation expense was as follows:

	December 31, 2023		January 1, 2023
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$4.9	2.3 years	$5.6	2.5 years
RSUs	$23.7	2.5 years	$21.7	2.7 years
DSUs	$0.2	0.9 years	$0.1	0.9 years
PSUs	$3.9	1.7 years	$3.3	1.7 years

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	December 31, 2023	January 1, 2023
ABL facility	$7.5	$100.0
Term loans	369.6	252.8
Hybrid debt instruments	1.9	3.3
Total gross long-term debt	379.0	356.1
Less: unamortized debt issuance costs and discounts on debt	(6.1)	(5.5)
Total debt	$372.9	$350.6
Less: current portion	(5.3)	(4.0)
Total long-term debt	$367.6	$346.6

ABL Facility
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $578.2 million and $487.4 million as of December 31, 2023 and January 1, 2023, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
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
Loans under the ABL Credit Agreement bear interest, at Landscape Holding’s option, at either (i) an adjusted term SOFR rate equal to term SOFR plus 0.10% (subject to a floor of 0.00%) plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on the average daily excess availability under the ABL Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the ABL Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the ABL Credit Agreement.
The interest rate on outstanding balances under the ABL Facility was 6.69508% as of December 31, 2023 and ranged from 5.68561% to 5.77336% as of January 1, 2023. The commitment fee on unfunded amounts was 0.25% and 0.20% as of December 31, 2023 and January 1, 2023, respectively.

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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of December 31, 2023, the Company was in compliance with all of the ABL Facility covenants.
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
Amendments of Term Loans

On July 12, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Increase Supplement by and between Landscape Holding, as borrower representative, and JPMorgan Chase Bank, N.A., as increasing lender (the “Increasing Lender”), to the Second Amended and Restated Credit Agreement. The Increase Supplement provided for an additional $120.0 million of New Term Loans and made such other changes to the Second Amended and Restated Credit Agreement as agreed between Landscape Holding and the Increasing Lender. Proceeds of the term loans borrowed pursuant to the Increase Supplement were used, among other things, to (i) repay certain loans outstanding under the ABL Facility and (ii) pay fees and expenses related to the Increase Supplement. The maturity date of the New Term Loans of March 23, 2028 did not change as a result of the Increase Supplement.

On March 27, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Terms Loans was 7.47044% as of December 31, 2023.

On March 23, 2021, the Company, through its subsidiaries, entered into the Fifth Amendment, by and among the Borrowers, JPMorgan Chase Bank, N.A. (the “New Agent”), as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amended and restated the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch (the “Existing Agent”) as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent, and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used, among other things, (i) to repay in full the Tranche E Term Loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment, (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.
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
The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of December 31, 2023, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.
Interest Expense
During the years ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company incurred total interest expense of $27.1 million, $20.0 million, and $19.2 million, respectively, of which $23.0 million, $16.5 million, and $14.7 million, respectively, related to interest on the ABL Facility and the term loans. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Increase Supplement, new debt fees and issuance costs of $1.8 million were capitalized during the year ended December 31, 2023. As a result of the Seventh Amendment to the ABL Credit Agreement, unamortized debt issuance costs and discounts in the amount of $0.6 million were written off to expense in accordance with ASC 470-50, “Debt Modifications and Extinguishments”, and new debt fees and issuance costs of $2.3 million were capitalized during the year ended January 1, 2023. In addition, as a result of the Fifth Amendment to the Amended and Restated Credit Agreement, unamortized debt issuance costs and discounts in the amount of $0.8 million were written off to expense and new debt fees and issuance costs of $2.4 million were capitalized during the year ended January 2, 2022. No gain or loss was recorded as it related to all participating lenders for the years ended January 1, 2023 and January 2, 2022. During the year ended January 2, 2022, the Company paid down $68.0 million of the New Term Loans principal with cash on hand. As a result of the repayment, unamortized debt issuance costs and discounts in the amount of $0.9 million were charged to interest expense. Amortization expense related to debt issuance costs and discounts was $1.2 million, $1.1 million, and $2.3 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The remaining $2.9 million, $1.8 million, and $1.4 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Hybrid Debt Instruments
During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets since the interest rate swap arrangements executed on March 23, 2021 were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of December 31, 2023, approximately $1.5 million was classified as Long-term debt, current portion and approximately $0.4 million was classified as Long-term debt, less current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Interest Rate Swaps” below for additional information regarding interest rate swaps and hybrid debt instruments.

Debt Maturities
Maturities of long-term debt outstanding, in principal amounts at December 31, 2023, are summarized below (in millions):

Fiscal year:
2024	$4.3
2025	4.2
2026	4.8
2027	11.3
2028	354.4
Thereafter	—
Total	$379.0

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
On March 23, 2021, the Company restructured the interest rate swap positions of its Forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Term Loans” and “Amendments of the Term Loans” above for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for Forward-starting interest rate swaps 4, 5, and 6 at that time were amended and restructured as new agreements designated by the Company as interest rate swaps 7, 8, and 9 with the same counterparties. Each of the liability positions of the Forward-starting interest rate swaps were blended into the amended interest rate swap agreements and the term of the hedged positions were extended to mature on March 23, 2025. The interest rate swaps were net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month LIBOR as applied to the notional amounts of each interest rate swap. Due to the size of the initial net investment amounts resulting from the termination values of the Forward-starting interest rate swaps that were rolled into the interest rate swap arrangements, interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Hybrid Debt Instruments” above for additional information regarding the Company’s hybrid debt instruments.
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

The following table provides additional details related to the swap contracts designated as hedging instruments as of December 31, 2023:

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

The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023 (in millions):

	Derivative Assets
	December 31, 2023		January 1, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$8.4	Prepaid expenses and other current assets	$8.6
	Other assets	1.3	Other assets	7.7
Total derivative assets		$9.7		$16.3

As of December 31, 2023, the net fair value of the interest rate swaps in the amount of $7.2 million, net of taxes, was recorded in AOCI for the derivatives designated as hedging instruments. To the extent the interest rate swaps designated as hedging instruments are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings.
For the years ended December 31, 2023 and January 1, 2023, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate contracts expected to be reclassified into earnings during the next 12 months was $6.3 million as of December 31, 2023. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
The table below provides details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the years ended December 31, 2023 and January 1, 2023 (in millions):

	December 31, 2023			January 1, 2023
Derivatives in cash flow hedging relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$3.0	Interest and other non-operating expenses, net	$9.6	$17.2	Interest and other non-operating expenses, net	$1.6

The table below provides details regarding gain (loss) reclassified from AOCI into income and gain (loss) recorded in income for derivatives not designated as hedging instruments for the years ended December 31, 2023 and January 1, 2023 (in millions):

		Gain (Loss) Reclassified from AOCI into Income		Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	December 31, 2023	January 01, 2023	December 31, 2023	January 01, 2023
Interest rate contracts	Interest and other non-operating expenses, net	$(0.1)	$(3.0)	$—	$—

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

Note 9. Income Taxes

In August 2022, the IRA was enacted, which, among other things, implemented a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and imposes a 1% excise tax on corporate stock repurchases after December 31, 2022. In addition, effective for tax years beginning after December 31, 2021, the 2017 Tax Act eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to capitalize and amortize such expenses. Refer to “Note 1. Nature of Business and Significant Accounting Policies” for additional information regarding this legislation.
The Company recorded Income tax expense of $49.8 million, $67.7 million, and $56.1 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Components of Income before taxes were as follows (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
U.S.	$221.1	$309.4	$286.3
Foreign	2.1	3.7	8.2
Total	$223.2	$313.1	$294.5

Components of Income tax expense were as follows (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Current income tax expense:
U.S. federal	$49.9	$56.6	$44.1
U.S. state and local	13.6	15.2	12.4
Foreign	0.8	1.1	2.7
Total current	64.3	72.9	59.2
Deferred income tax benefit:
U.S. federal	(11.6)	(3.5)	(1.8)
U.S. state and local	(2.7)	(1.4)	(0.7)
Foreign	(0.2)	(0.3)	(0.6)
Total deferred	(14.5)	(5.2)	(3.1)
Income tax expense	$49.8	$67.7	$56.1

The Company’s effective tax rate was 22.3%, 21.6%, and 19.0% for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The following table provides a reconciliation of Income tax expense at the statutory U.S. federal tax rate to actual Income tax expense for the periods presented (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
U.S. federal statutory expense	$46.9	$65.8	$61.9
State and local income taxes, net(a)	8.1	10.6	9.1
Excess tax benefits	(4.8)	(8.5)	(16.5)
Other, net	(0.4)	(0.2)	1.6
Income tax expense	$49.8	$67.7	$56.1
______________
(a) Includes excess tax benefits pursuant to ASU 2016-09 of $(1.1) million, $(1.9) million, and $(3.7) million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Undistributed earnings of the Company’s foreign subsidiaries approximate $27.6 million as of December 31, 2023. Those earnings are considered indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes, state and local income taxes, and withholding taxes payable to the foreign country. From a U.S. income tax perspective, however, the Company expects to claim a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.4 million may be payable upon remittance of all previously unremitted earnings as of December 31, 2023.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	December 31, 2023	January 1, 2023
Deferred tax assets:
Net operating losses	$3.0	$3.5
Allowance for uncollectible accounts	11.7	8.9
Inventory	6.1	4.7
Intangible assets	13.9	6.9
Accrued compensation	4.2	4.0
Stock compensation	9.7	7.4
Environmental reserve	0.6	0.6
Deferred transaction costs	3.2	2.9
Operating lease liabilities	102.1	83.4
Capitalized research and development expenditures(a)	9.9	4.2
Other	2.9	4.3
Total gross deferred tax assets	167.3	130.8
Valuation allowance	(2.7)	(3.4)
Total net deferred tax assets	164.6	127.4
Deferred tax liabilities:
Fixed assets and land	(43.8)	(30.7)
Goodwill	(15.8)	(12.7)
Deferred financing costs	—	(0.1)
Operating lease right-of-use assets	(97.6)	(81.5)
Interest rate swaps	(2.4)	(4.1)
Other	(2.0)	(2.4)
Total deferred tax liabilities	(161.6)	(131.5)
Net deferred tax assets (liabilities)	$3.0	$(4.1)

______________
(a) Effective for tax years beginning after December 31, 2021, research and development expenditures must be capitalized and amortized for tax-purposes as part of the 2017 Tax Act.
Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	December 31, 2023	January 1, 2023
U.S. state and local net deferred tax assets	$4.4	$3.1
Foreign net deferred tax assets	0.9	0.6
U.S. state and local and foreign net deferred tax assets	5.3	3.7

U.S. federal net deferred tax liabilities	(2.3)	(7.8)
U.S. federal net deferred tax liabilities	(2.3)	(7.8)

Net deferred tax assets (liabilities)	$3.0	$(4.1)

The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2023 and January 1, 2023, a valuation allowance of $2.7 million and $3.4 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Beginning balance	$3.4	$4.2	$4.5
Decrease in valuation allowance	(0.7)	(0.8)	(0.3)
Ending balance	$2.7	$3.4	$4.2

As of December 31, 2023, the Company had available a tax-effected federal net operating loss carryforward of approximately $0.3 million that is indefinite-lived, and state net operating loss carryforwards of $2.7 million that generally expire at various dates through 2037, if not utilized.

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

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries. With limited exceptions, years prior to the 2020 Fiscal Year are no longer open to U.S. federal, state, and local examination by the taxing authorities.

Note 10. Commitments and Contingencies

Litigation

From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of December 31, 2023 and January 1, 2023, and sales, expenses, changes in equity, and cash flows for the years ended December 31, 2023, January 1, 2023, and January 2, 2022.

Environmental Liability

As part of the sale by LESCO of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost, and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of December 31, 2023 and January 1, 2023, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of December 31, 2023 and January 1, 2023, respectively.

Letters of Credit

As of December 31, 2023 and January 1, 2023, outstanding letters of credit were $14.3 million and $11.5 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Purchase Commitments

The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2026. The total future obligation was $76.1 million as of December 31, 2023 with expected payments of $44.5 million, $25.0 million, and $6.6 million during fiscal years 2024, 2025, and 2026, respectively. The Company’s purchases were $73.9 million, $67.4 million, and $68.3 million for the years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The Company also contracted with a supplier beginning in 2020 and subsequently amended the contract in 2021 to purchase an aggregate minimum of 18,000 tons of fertilizer annually for 10 years or until the total purchase commitment of 180,000 tons of product is fulfilled. If the Company does not meet minimum volume commitments, the Company must pay a $195 per tonnage shortfall. As of December 31, 2023, the total remaining amount contracted with this supplier was $18.6 million. Other supplier contracts total $20.8 million for arrangements that run through fiscal year 2027. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was $46.9 million as of December 31, 2023.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the years ended December 31, 2023, January 1, 2023, and January 2, 2022:

	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023	For the year January 4, 2021 to January 2, 2022
Shares used in the computation of basic earnings per share	45,112,977	45,048,218	44,578,649
Effect of dilutive securities:
Stock options	492,075	619,508	1,066,589
RSUs and PSUs	71,686	99,013	156,074
DSUs	9,530	14,097	4,061
Shares used in the computation of diluted earnings per share	45,686,268	45,780,836	45,805,373

The diluted earnings per common share calculation for the years ended December 31, 2023, January 1, 2023, and January 2, 2022 excluded the effect of 182,467, 262,510, and 4,690 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded J&J Materials, Adams Wholesale Supply, Link, Hickory Hill, New England Silica, Timothy’s, Pioneer Landscape, Regal, JMJ Organics, and Newsom Seed from its annual report on internal control over financial reporting as of December 31, 2023. These excluded acquisitions collectively represented approximately 4% of the Company’s consolidated Total assets (excluding goodwill and intangible assets acquired in the transactions, which are included in management’s report on internal control over financial reporting) and approximately 3% of the Company’s consolidated Net sales as of and for the year ended December 31, 2023.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded J&J Materials, Adams Wholesale Supply, Link, Hickory Hill, New England Silica, Timothy’s, Pioneer Landscape, Regal, JMJ Organics, and Newsom Seed from its annual report on internal control over financial reporting as of December 31, 2023. These excluded acquisitions collectively represented approximately 4% of the Company’s consolidated Total assets (excluding goodwill and intangible assets acquired in the transactions, which are included in management’s report on internal control over financial reporting) and approximately 3% of the Company’s consolidated Net sales as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at J&J Materials, Adams Wholesale Supply, Link, Hickory Hill, New England Silica, Timothy’s, Pioneer Landscape, Regal, JMJ Organics, and Newsom Seed.
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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 22, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or executive officers adopted, modified, or terminated any contracts, instructions, or written plans for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).    Financial Statements, Schedules and Exhibits.

1.    Financial Statements

Refer to Index to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

10.13†	Amended and Restated SiteOne Landscape Supply, Inc. Stock Incentive Plan is incorporated by reference to Exhibit 10.19 to the Form S-1.

10.14†	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.20 to the Form S-1.

10.15†	Form of Employee Stock Subscription Agreement, is incorporated by reference to Exhibit 10.21 to the Form S-1.

10.16†	Form of Director Indemnification Agreement between SiteOne Landscape Supply, Inc. and each of its directors, is incorporated by reference to Exhibit 10.25 to the Form S-1.

10.17†	SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.26 to the Form S-1.

10.18†	Amendment to SiteOne Landscape Supply, Inc. 2016 Omnibus Incentive Plan effective as of January 1, 2019, is incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on May 1, 2019.

10.19†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc., 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed February 12, 2019.

10.20†	Form of Separation Benefit Agreement, is incorporated by reference to Exhibit 10.30 to the Form S-1.

10.21†	Form of Employee Offer Letter, is incorporated by reference to Exhibit 10.31 to the Form S-1.

10.22†	2016 Form of Employee Option Agreement, is incorporated by reference to Exhibit 10.32 to the Form S-1.

10.23†	2016 Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.33 to the Form S-1.

10.24†	2016 Form of Non-Employee Director Deferred Stock Unit Agreement, is incorporated by reference to Exhibit 10.34 to the Form S-1.

10.25†	Summary of Non-Employee Director Compensation, as amended and restated on May 15, 2019, is incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on July 31, 2019.

10.26†	Executive Stock Ownership Policy, is incorporated by reference to Exhibit 10.37 to the Form S-1.

10.27†	Form of Employee Stock Option Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.42 to the November 2016 Form S-1.

10.28†	Form of Employee Restricted Stock Unit Agreement, as amended November 2016, is incorporated by reference to Exhibit 10.43 to the November 2016 Form S-1.

10.29
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

10.30
Increase Supplement, dated as of November 23, 2016, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed November 23, 2016.

10.31
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

10.32
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

10.33
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

10.34
Increase Supplement, dated as of December 12, 2017, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed December 12, 2017.

10.35†	SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.36†	Amendment to SiteOne Savings and Investment Plan in incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of SiteOne Landscape Supply, Inc., filed November 9, 2017.

10.37†
Summary of Non-Employee Director Compensation Program, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended July 2, 2017, file number 001-37760.

10.38†	Form of Employee Stock Option Agreement, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended April 1, 2018, file number 001-37760.

10.39†
Form of Employee Restricted Stock Unit Agreement, is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended April 1, 2018, file number 001-37760.

10.40†
Summary of Non-Employee Director Compensation, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., for the quarter ended July 1, 2018, file number 001-37760.

10.41
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

10.42
Increase Supplement, dated as of August 14, 2018, by and among SiteOne Landscape Supply Holding, LLC (f/k/a JDA Holding LLC) and UBS AG, Stamford Branch, as increasing lender, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed August 15, 2018.

10.43†
Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, as amended February 2020, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed April 29, 2020.

10.44†
Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, , is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed April 29, 2020.

10.45†
Form of Performance Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2016 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed April 29, 2020.

10.46†	SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 5, 2020.

Exhibit Number	Description

10.47†
Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.48†
Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.49†
Form of Non-Employee Director Deferred Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.5 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.50†
Summary of Non-Employee Director Compensation, as amended and restated on May 13, 2020, is incorporated by reference to Exhibit 10.6 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 29, 2020.

10.51†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 18, 2021.

10.52†
Summary of Non-Employee Director Compensation, as amended and restated on May 12, 2021, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed August 4, 2021.

10.53
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

10.54†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 14, 2022.

10.55
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

10.56†
Summary of Non-Employee Director Compensation, as amended and restated on August 10, 2022, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed November 3, 2022.

10.57†
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

10.59†
Form of Employee Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.65 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 23, 2023.

10.60†
Form of Employee Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.66 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 23, 2023.

10.61
First Amendment to Second Amended and Restated Credit Agreement dated as of March 27, 2023, by and among SiteOne Landscape Supply Holding, LLC and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2023.

10.62†
Summary of Non-Employee Director Compensation, as amended and restated on May 11, 2023, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed August 2, 2023.

10.63
Increase Supplement, dated as of July 12, 2023, by and between SiteOne Landscape Supply Holding, LLC and JPMorgan Chase Bank, N.A., as increasing lender, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2023.

10.64*†	Form of Separation Benefit Agreement.

10.65†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 13, 2024.

Exhibit Number	Description

10.66*†	Form of ELT Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan.

10.67*†	Form of ELT Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan.

21.1*	List of Subsidiaries of SiteOne Landscape Supply, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	SiteOne Landscape Supply, Inc. Clawback Policy.

101*
The following audited financial information from this Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 22, 2024	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2024	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 22, 2024	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 22, 2024	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 22, 2024	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 22, 2024	By:	/s/ Larisa J. Drake
			Name:	Larisa J. Drake
			Title:	Director

Date:	February 22, 2024	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 22, 2024	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 22, 2024	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	December 31, 2023	January 1, 2023
Assets
Investment in wholly-owned subsidiary	$1,485.7	$1,302.4
Deferred tax asset (Note 3)	0.4	0.5
Total assets	$1,486.1	$1,302.9

Liabilities and Stockholders' Equity
Total liabilities	$—	$—

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,404,091 and 45,148,312 shares issued, and 45,082,070 and 44,916,291 shares outstanding at December 31, 2023 and January 1, 2023, respectively	0.5	0.5
Additional paid-in capital	601.8	577.1
Retained earnings	916.3	742.9
Accumulated other comprehensive income	4.2	7.7
Treasury stock, at cost, 322,021 and 232,021 shares at December 31, 2023 and January 1, 2023, respectively	(36.7)	(25.3)
Total stockholders' equity	1,486.1	1,302.9
Total liabilities and stockholders' equity	$1,486.1	$1,302.9
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year
	January 2, 2023	January 3, 2022	January 4, 2021
	to December 31, 2023	to January 1, 2023	to January 2, 2022
Equity in Net income of subsidiary	$173.4	$245.4	$238.4

Income before taxes	173.4	245.4	238.4
Net income	$173.4	$245.4	$238.4

Other comprehensive (loss) income, net of tax	(3.5)	9.9	4.1
Comprehensive income	$169.9	$255.3	$242.5
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year
	January 2, 2023	January 3, 2022	January 4, 2021
	to December 31, 2023	to January 1, 2023	to January 2, 2022
Cash Flows from Operating Activities:
Net income	$173.4	$245.4	$238.4
Adjustments to reconcile Net income to net cash provided by operating activities:
Equity in Net income of subsidiary	(173.4)	(245.4)	(238.4)
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution to subsidiary	—	—	—
Distribution received from subsidiary	12.0	24.4	—
Net cash provided by investing activities	$12.0	$24.4	$—

Cash Flows from Financing Activities:
Equity proceeds from common stock	—	—	—
Repurchases of common stock	(12.0)	(24.4)	—
Net cash used in financing activities	$(12.0)	$(24.4)	$—

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
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
The following table summarizes the activity under the share repurchase program during the periods presented.

Fiscal Year	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
2022	211,110	$118.40	$375.0
2023	90,000	$126.21	$363.6

Note 2. Basis of Presentation
The accompanying Condensed Parent Company Only Financial Statements include Holdings’ amounts and its investment in subsidiary since the Closing Date under the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. Under the equity method, investment in subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received since the date of acquisition. The condensed Parent Company Only Financial Statements should be read in conjunction with SiteOne Landscape Supply, Inc. Consolidated Financial Statements and their accompanying Notes to Consolidated Financial Statements.
Note 3. Income Taxes
In connection with the CD&R Acquisition, transaction expenses of $9.8 million were recorded within the period ended December 29, 2013. Of the $9.8 million of transaction expenses, $3.7 million were not deductible for tax purposes and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. Amortization of the deferred tax asset for the years ended December 31, 2023 and January 1, 2023 was $0.4 million ($0.1 million tax-effected) and $0.4 million ($0.1 million tax-effected), respectively, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount. As of December 31, 2023, the deferred tax asset related to these transaction expenses has a balance of $0.4 million.
In August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, implemented a 15% corporate alternative minimum tax on book income of certain large corporations effective for tax years beginning after December 31, 2022, and imposes a 1% excise tax on corporate stock repurchases after December 31, 2022. The legislation has not had a material impact on Holdings’ consolidated financial statements and related disclosures.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. The legislation has not had a material impact on Holdings’ consolidated financial statements and related disclosures.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted which included several changes to existing U.S. tax laws that impacted Holdings, most notably the limitation on U.S. interest deductibility, the ability to defer the payment of qualifying employer payroll taxes to December 31, 2021 and December 31, 2022, and certain changes to the depreciable life of qualified improvement property.