Form 10-Q
period 2024-03-31
SiteOne Landscape Supply, Inc.
filed 2024-05-01
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of April 26, 2024
Common Stock, $0.01 par value per share	45,212,090

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$41.5	$82.5
Accounts receivable, net of allowance for doubtful accounts of $26.9 and $27.3, respectively	528.5	490.6
Inventory, net	933.6	771.2
Income tax receivable	2.8	—
Prepaid expenses and other current assets	73.6	61.0
Total current assets	1,580.0	1,405.3

Property and equipment, net (Note 5)	252.1	249.4
Operating lease right-of-use assets, net (Note 7)	380.5	388.9
Goodwill (Note 6)	485.2	485.5
Intangible assets, net (Note 6)	266.9	280.8
Deferred tax assets	5.3	5.3
Other assets	11.4	13.7
Total assets	$2,981.4	$2,828.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$390.9	$270.8
Current portion of finance leases (Note 7)	23.7	21.8
Current portion of operating leases (Note 7)	83.4	83.6
Accrued compensation	52.5	74.2
Long-term debt, current portion (Note 9)	5.3	5.3
Income tax payable	—	8.0
Accrued liabilities	114.2	114.6
Total current liabilities	670.0	578.3

Other long-term liabilities	10.3	11.5
Finance leases, less current portion (Note 7)	77.8	69.8
Operating leases, less current portion (Note 7)	304.7	313.3
Deferred tax liabilities	2.1	2.3
Long-term debt, less current portion (Note 9)	442.7	367.6
Total liabilities	1,507.6	1,342.8

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,520,704 and 45,404,091 shares issued, and 45,198,683 and 45,082,070 shares outstanding at March 31, 2024 and December 31, 2023, respectively	0.5	0.5
Additional paid-in capital	610.7	601.8
Retained earnings	897.0	916.3
Accumulated other comprehensive income	2.3	4.2
Treasury stock, at cost, 322,021 and 322,021 shares at March 31, 2024 and December 31, 2023, respectively	(36.7)	(36.7)
Total stockholders' equity	1,473.8	1,486.1
Total liabilities and stockholders' equity	$2,981.4	$2,828.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales	$904.8	$837.4
Cost of goods sold	603.6	550.3
Gross profit	301.2	287.1

Selling, general and administrative expenses	327.7	291.4
Other income	4.2	4.0
Operating loss	(22.3)	(0.3)

Interest and other non-operating expenses, net	6.7	6.9
Loss before taxes	(29.0)	(7.2)
Income tax benefit	(9.7)	(2.7)
Net loss	$(19.3)	$(4.5)

Net loss per common share:
Basic	$(0.43)	$(0.10)
Diluted	$(0.43)	$(0.10)
Weighted average number of common shares outstanding:
Basic	45,263,984	45,045,851
Diluted	45,263,984	45,045,851
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net loss	$(19.3)	$(4.5)
Other comprehensive loss:
Foreign currency translation adjustments	(1.2)	0.2
Interest rate swaps - net unrealized gains (losses) and reclassifications into earnings, net of taxes of $0.3 and $0.7, respectively	(0.7)	(1.9)
Total other comprehensive loss	(1.9)	(1.7)
Comprehensive loss	$(21.2)	$(6.2)
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1
Net loss	—	—	—	(19.3)	—	—	(19.3)
Other comprehensive loss	—	—	—	—	(1.9)	—	(1.9)
Issuance of common shares under stock-based compensation plan	116.6	—	(1.6)	—	—	—	(1.6)
Stock-based compensation	—	—	10.5	—	—	—	10.5
Balance at March 31, 2024	45,198.7	$0.5	$610.7	$897.0	$2.3	$(36.7)	$1,473.8

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9
Net loss	—	—	—	(4.5)	—	—	(4.5)
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)
Issuance of common shares under stock-based compensation plan	62.9	—	(2.6)	—	—	—	(2.6)
Stock-based compensation	—	—	8.6	—	—	—	8.6
Balance at April 2, 2023	44,979.2	$0.5	$583.1	$738.4	$6.0	$(25.3)	$1,302.7
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash Flows from Operating Activities:
Net loss	$(19.3)	$(4.5)
Adjustments to reconcile Net loss to net cash used in operating activities:
Amortization of finance lease right-of-use assets and depreciation	16.9	15.5
Stock-based compensation	10.5	8.6
Amortization of software and intangible assets	16.0	15.3
Amortization of debt related costs	0.3	0.3
Gain on sale of equipment	(1.0)	(0.4)
Other	(1.5)	(3.2)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(38.1)	(39.3)
Inventory	(160.9)	(168.2)
Income tax receivable	(2.8)	(3.1)
Prepaid expenses and other assets	(8.9)	(14.8)
Accounts payable	121.0	81.8
Income tax payable	(8.0)	—
Accrued expenses and other liabilities	(23.5)	(40.6)
Net Cash Used In Operating Activities	$(99.3)	$(152.6)

Cash Flows from Investing Activities:
Purchases of property and equipment	(8.9)	(7.1)
Acquisitions, net of cash acquired	—	(33.2)
Proceeds from the sale of property and equipment	1.6	0.7
Net Cash Used In Investing Activities	$(7.3)	$(39.6)

Cash Flows from Financing Activities:
Equity proceeds from common stock	2.6	1.1
Repurchases of common stock	—	(0.6)
Repayments under term loan	(1.0)	(0.6)
Borrowings on asset-based credit facility	158.2	298.3
Repayments on asset-based credit facility	(82.1)	(85.3)
Payments on finance lease obligations	(5.8)	(3.9)
Payments of acquisition related contingent obligations	(1.8)	(1.6)
Other financing activities	(4.4)	(4.0)
Net Cash Provided By Financing Activities	$65.7	$203.4

Effect of exchange rate on cash	(0.1)	—
Net change in cash	(41.0)	11.2
Cash and cash equivalents:
Beginning	82.5	29.1
Ending	$41.5	$40.3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$6.0	$6.0
Cash paid during the year for income taxes	$1.1	$1.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and less than three percent of total assets in Canada for all periods presented. As of March 31, 2024, the Company had over 690 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

During the three months ended March 31, 2024, there were no shares purchased under the share repurchase program. As of March 31, 2024, the dollar value of shares that may yet be purchased under the share repurchase authorization was $363.6 million.

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

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2023. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 29, 2024 (the “2024 Fiscal Year”) and December 31, 2023 (the “2023 Fiscal Year”) both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended March 31, 2024 and April 2, 2023 both include 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All of the Company’s subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the 2023 Fiscal Year.

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” (“ASU 2021-08”). The guidance requires an acquirer in a business combination to recognize and measure contract assets and liabilities in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) rather than at fair value. The Company adopted ASU 2021-08 on a prospective basis when it became effective in the first quarter of the 2023 Fiscal Year. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Accounting Pronouncements Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard will be effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the segment disclosure impact of the amended guidance; however, ASU 2023-07 is not expected to have a material impact on its consolidated financial statements.
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

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended
	March 31, 2024	April 2, 2023
Landscaping products(a)	$670.8	$636.9
Agronomic and other products(b)	234.0	200.5
	$904.8	$837.4
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

As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $11.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of March 31, 2024 and December 31, 2023, contract liabilities were $11.5 million and $12.4 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the three months ended March 31, 2024 is primarily a result of $4.6 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. There were no acquisitions completed by the Company during the three months ended March 31, 2024. The Company completed acquisitions for an aggregate purchase price of $31.8 million and deferred contingent consideration of $3.5 million for the three months ended April 2, 2023. As of March 31, 2024, the Company completed the following acquisitions since the start of the 2023 Fiscal Year:
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

On March 31, 2023, the Company amended the terms of its interest rate swaps to implement a forward-looking interest rate based on SOFR in place of LIBOR. Since the interest rate swaps were affected by reference rate reform, the Company applied the expedients and exceptions provided in Topic 848 to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All interest rate swap amendments were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships. The interest rate swaps will continue to be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month Term SOFR (subject to a floor of 0.23839% for interest rate swaps 7, 8, and 9) as applied to the notional amounts of each interest rate swap.

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

The following table provides additional details related to the swap contracts designated as hedging instruments as of March 31, 2024:

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

The following table provides additional details related to interest rate swap 3, which was designated as a hedging instrument and terminated upon maturity on January 14, 2024:

Derivatives designated as hedging instruments	Inception Date	Amended Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Interest rate swap 3	December 17, 2018	April 14, 2023	January 14, 2024	$34.0	2.73040%	Cash flow

The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	Derivative Assets
	March 31, 2024		December 31, 2023
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$8.7	Prepaid expenses and other current assets	$8.4
	Other assets	—	Other assets	1.3
Total derivative assets		$8.7		$9.7

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

For the three months ended March 31, 2024 and April 2, 2023, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $6.5 million as of March 31, 2024. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The table below provides details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three months ended March 31, 2024 and April 2, 2023 (in millions):

	Three Months Ended
	March 31, 2024			April 2, 2023
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$1.5	Interest and other non-operating expenses, net	$2.5	$(0.8)	Interest and other non-operating expenses, net	$1.9

The table below provides details regarding gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments for the three months ended March 31, 2024 and April 2, 2023 (in millions):

		Three Months Ended
		Gain (Loss) Reclassified from AOCI into Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	March 31, 2024	April 2, 2023
Interest rate contracts	Interest and other non-operating expenses, net	$—	$(0.1)

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Land	$13.2	$13.2
Buildings and leasehold improvements:
Buildings	8.4	8.4
Leasehold improvements	58.6	55.7
Branch equipment	118.5	121.5
Office furniture and fixtures and vehicles:
Office furniture and fixtures	30.5	30.4
Vehicles	75.4	77.5
Finance lease right-of-use assets	166.6	151.0
Mineral rights	2.2	2.2
Construction in progress	16.5	14.0
Total property and equipment, gross	489.9	473.9
Less: accumulated depreciation and amortization	237.8	224.5
Property and equipment, net	$252.1	$249.4

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $16.9 million and $15.5 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at March 31, 2024 and December 31, 2023 were $19.7 million and $19.7 million, less accumulated amortization of $11.7 million and $11.1 million, respectively. Amortization of these software costs was $0.6 million and $0.2 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	January 1, 2024	January 2, 2023
	to March 31, 2024	to December 31, 2023
Beginning balance	$485.5	$411.9
Goodwill acquired during the period	—	75.4
Goodwill adjusted during the period	(0.3)	(1.8)
Ending balance	$485.2	$485.5

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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		March 31, 2024			December 31, 2023
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.7 years	$553.1	$308.8	$244.3	$551.8	$295.7	$256.1
Trademarks and other	3.2 years	49.3	26.7	22.6	49.5	24.8	24.7
Total intangibles		$602.4	$335.5	$266.9	$601.3	$320.5	$280.8
During the three months ended March 31, 2024, the Company recorded $1.2 million of intangible assets, including $1.3 million in Customer relationship intangibles and $(0.1) million in Trademarks and other intangibles. There were no acquisitions completed during the three months ended March 31, 2024. Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $1.3 million and $(0.1) million, respectively.

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

Amortization expense for intangible assets was $15.4 million and $15.1 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

Total future amortization estimated as of March 31, 2024 is as follows (in millions):

Fiscal year ending:
2024 (remainder)	$41.7
2025	47.0
2026	38.5
2027	30.1
2028	22.9
Thereafter	86.7
Total future amortization	$266.9

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

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease Cost	Classification	March 31, 2024	April 2, 2023
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$6.2	$4.2
Interest on lease liabilities	Interest and other non-operating expenses, net	1.4	0.8
Operating lease cost	Cost of goods sold	2.0	1.7
Operating lease cost	Selling, general and administrative expenses	24.3	20.4
Short-term lease cost	Selling, general and administrative expenses	0.9	0.8
Variable lease cost	Selling, general and administrative expenses	0.9	0.4
Sublease income	Selling, general and administrative expenses	(0.2)	(0.2)
Total lease cost		$35.5	$28.1

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
Other Information	March 31, 2024	April 2, 2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$1.4	$0.8
Operating cash flows from operating leases	$27.4	$22.2
Financing cash flows from finance leases	$5.8	$3.9
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$15.8	$8.7
Operating leases	$12.6	$49.8

The aggregate future lease payments for operating and finance leases as of March 31, 2024 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2024 (remainder)	$69.4	$22.1
2025	88.6	26.7
2026	72.5	23.6
2027	58.7	19.8
2028	46.3	16.0
2029	34.5	8.0
Thereafter	91.3	0.4
Total lease payments	461.3	116.6
Less: interest	73.2	15.1
Present value of lease liabilities	$388.1	$101.5

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	March 31, 2024	April 2, 2023
Weighted-average remaining lease term:
Finance leases	4.6 years	4.3 years
Operating leases	6.2 years	6.4 years
Weighted-average discount rate:
Finance leases	6.2%	5.0%
Operating leases	5.2%	4.7%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $4.9 million and $4.6 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares of which 1,871,030 remain available as of March 31, 2024.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Since the start of the 2023 Fiscal Year, expected volatilities are based on the historical volatility of the Company’s common stock. Prior to the 2023 Fiscal Year, expected volatilities were based on the historical equity volatility of comparable publicly traded companies. The change in estimate was due to the length of time the Company’s common stock had been publicly traded, which exceeded the expected term of the stock options at the start of the 2023 Fiscal Year. The expected term of stock options granted is derived from the output of the option valuation model and represents the period of time that stock options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the stock options are based on the U.S. Treasury security yields at the time of grant. DSUs, RSUs, and PSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. Share-based compensation expense is recognized in the financial statements based upon fair value on the date of grant. The compensation costs for stock options and RSUs are recognized on a straight-line basis over the requisite vesting periods. The Company recognizes compensation expense for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.

A summary of stock-based compensation activities during the three months ended March 31, 2024 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 31, 2023	837.0	239.5	54.7	62.5
Granted	—	114.2	—	51.9
Exercised/Vested/Settled(a)	(71.6)	(70.9)	—	—
Expired or forfeited	(0.6)	(3.4)	—	(0.3)
Outstanding as of March 31, 2024	764.8	279.4	54.7	114.1
______________
(a)    Does not include 25.1 thousand stock options and 47.0 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

The weighted average grant date fair value of awards granted were as follows:

	March 31, 2024	April 2, 2023
Stock options	$—	$72.24
RSUs	$157.66	$149.09
DSUs	$—	$—
PSUs	$157.57	$149.36

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended
	March 31, 2024	April 2, 2023
Stock options(a)	$0.8	$2.4
RSUs(a)	8.5	5.4
DSUs	0.1	0.1
PSUs	1.1	0.7
Total stock-based compensation	$10.5	$8.6
______________
(a)    Stock-based compensation expense for the three months ended March 31, 2024 and April 2, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $0.1 million related to stock options and $4.6 million related to RSUs for the three months ended March 31, 2024 and $1.5 million related to stock options and $2.5 million related to RSUs for the three months ended April 2, 2023.

A summary of unrecognized stock-based compensation expense was as follows:

	March 31, 2024		December 31, 2023
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$4.0	2.1 years	$4.9	2.3 years
RSUs	$32.6	2.9 years	$23.7	2.5 years
DSUs	$0.1	0.9 years	$0.2	0.9 years
PSUs	$10.9	2.4 years	$3.9	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	March 31, 2024	December 31, 2023
ABL facility	$83.6	$7.5
Term loans	368.7	369.6
Hybrid debt instruments	1.5	1.9
Total gross long-term debt	453.8	379.0
Less: unamortized debt issuance costs and discounts on debt	(5.8)	(6.1)
Total debt	$448.0	$372.9
Less: current portion	(5.3)	(5.3)
Total long-term debt	$442.7	$367.6

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $497.6 million and $578.2 million as of March 31, 2024 and December 31, 2023, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on outstanding balances under the ABL Facility ranged from 6.54483% to 6.55167% as of March 31, 2024 and was 6.69508% as of December 31, 2023. The commitment fee on unfunded amounts was 0.25% and 0.25% as of March 31, 2024 and December 31, 2023, respectively.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of March 31, 2024, the Company was in compliance with all of the ABL Facility covenants.

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

On March 27, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 7.44464% as of March 31, 2024.

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

The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of March 31, 2024, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.

Interest Expense

During the three months ended March 31, 2024, the Company incurred total interest expense of $6.7 million, of which $5.2 million related to interest on the ABL Facility and the term loans. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million for the three months ended March 31, 2024. The remaining $1.2 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three months ended March 31, 2024.

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

Hybrid Debt Instruments

During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets for the interest rate swap arrangements executed on March 23, 2021 that were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of March 31, 2024, the outstanding amount of $1.5 million was classified as Long-term debt, current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10.    Income Taxes

The Company’s effective tax rate was approximately 33.4% for the three months ended March 31, 2024 and approximately 37.5% for the three months ended April 2, 2023. The change in the effective rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $2.3 million for the three months ended March 31, 2024, and $0.8 million for the three months ended April 2, 2023. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended March 31, 2024 and April 2, 2023, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.    Commitments and Contingencies

Environmental Liability

As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of March 31, 2024 and December 31, 2023, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of March 31, 2024 and December 31, 2023, respectively.

Letters of Credit

As of March 31, 2024 and December 31, 2023, outstanding letters of credit were $18.8 million and $14.3 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
	March 31, 2024	April 2, 2023
Shares used in the computation of basic earnings per share	45,263,984	45,045,851
Effect of dilutive securities:
Stock options	—	—
RSUs and PSUs	—	—
DSUs	—	—
Shares used in the computation of diluted earnings per share(a)	45,263,984	45,045,851
______________
(a)    The shares used in the computation of diluted EPS do not give effect to any dilutive securities for the three months ended March 31, 2024 and April 2, 2023 as its inclusion would have the effect of decreasing the Net loss per common share.

The diluted earnings per common share calculation for the three months ended March 31, 2024 and April 2, 2023 excluded the effect of 1,042,007 and 1,253,714 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

Note 13.    Subsequent Events

In April 2024, the Company acquired the assets and assumed the liabilities of Eggemeyer Land Clearing, LLC (“Eggemeyer”). With one location in New Braunfels, Texas, Eggemeyer is a wholesale distributor of bulk landscape supplies to landscape professionals.

In April 2024, the Company entered into a joint venture agreement with Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”), pursuant to which it acquired a 75% ownership interest in Devil Mountain. The agreement contains separate put and call options whereby the remaining 25% ownership interest in Devil Mountain may be sold to the Company through the exercise of the joint venture partner’s put option or purchased by the Company through the exercise of the Company’s call option. With eight wholesale nursery distribution branches and six growing facilities across California, Devil Mountain is a wholesale distributor of landscape trees and plants to landscape professionals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements and Information” included herein and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of March 31, 2024, we had over 690 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 160,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
Economic headwinds, including softer markets, commodity price deflation, and cost inflation, continued to be a challenge during the three months ended March 31, 2024. We expect the current macroeconomic trends, including elevated interest rates, tighter financial markets, reduced consumer spending, continuing inflation, and deflation in select commodity products, to continue to put pressure on Net sales growth and Net income during 2024. Organic Daily Sales growth was 1% for the three months ended March 31, 2024 due to solid demand, partially offset by commodity price deflation. Overall, price deflation reduced Organic Daily Sales by 4% for the three months ended March 31, 2024. The negative price trend that began in the second half of the 2023 Fiscal Year is expected to continue before moderating in the second half of 2024. For the 2024 Fiscal Year, we expect prices to be down approximately 2%, which is at the high end of our initial range of 1% to 2%. For the three months ended March 31, 2024, we achieved Net sales growth of 8%, driven primarily by contributions from acquisitions. Gross margin decreased 100 basis points for the three months ended March 31, 2024, primarily due to lower price realization, partially offset by contributions from acquisitions with higher gross margins. Selling, general and administrative expenses (“SG&A”) increased 12% for the three months ended March 31, 2024, primarily due to the impact of acquisitions. Net loss increased to $19.3 million for the three months ended March 31, 2024, compared to $4.5 million for the three months ended April 2, 2023, primarily due to lower gross margin and higher SG&A, partially offset by Net sales growth. Net cash used in operating activities decreased to $99.3 million for the three months ended March 31, 2024, compared to $152.6 million for the three months ended April 2, 2023, as a result of positive changes in working capital for the first three months of 2024 compared to the same period of 2023.
Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels compared to the three-year pandemic peak. Increases in home values, lack of affordable new homes, and elevated mortgage interest rates for prolonged periods have resulted in homeowners staying in their homes for longer periods. The long-term outlook for the landscape supply industry remains strong however, driven by favorable population trends, housing demand, and increased interest in outdoor living. We are confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. With a robust acquisition pipeline and a flexible business model, we remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. We are also operational in four distribution center facilities across the United States that expanded our supply chain capacity in 2023.

As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. We continue to closely monitor the impact on our business and the related uncertainties and risks of moderating prices and softer markets resulting from the challenging market conditions described above as well as the potential effects of uncertain political conditions and geopolitical conflicts, such as the ongoing war in Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the 2023 Fiscal Year for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal years ending December 29, 2024 (the “2024 Fiscal Year”) and December 31, 2023 (the “2023 Fiscal Year”) both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended March 31, 2024 and April 2, 2023 both included 13 weeks.
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

Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired companies and seek to achieve synergies. As of March 31, 2024, we completed the following acquisitions since the start of the 2023 Fiscal Year:
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended March 31, 2024 and April 2, 2023 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended
	March 31, 2024		April 2, 2023
Net sales	$904.8	100.0%	$837.4	100.0%
Cost of goods sold	603.6	66.7%	550.3	65.7%
Gross profit	301.2	33.3%	287.1	34.3%
Selling, general and administrative expenses	327.7	36.2%	291.4	34.8%
Other income	4.2	0.5%	4.0	0.5%
Operating loss	(22.3)	(2.5)%	(0.3)	—%
Interest and other non-operating expenses, net	6.7	0.7%	6.9	0.8%
Income tax benefit	(9.7)	(1.1)%	(2.7)	(0.3)%
Net loss	$(19.3)	(2.1)%	$(4.5)	(0.5)%
Net sales
Net sales for the three months ended March 31, 2024 increased 8% to $904.8 million as compared to $837.4 million for the three months ended April 2, 2023 primarily due to contributions from acquisitions. Organic Daily Sales for the first quarter of 2024 increased by 1% compared to the first quarter of 2023 due to solid demand, partially offset by commodity price deflation. Based upon year-over-year price changes in our highest selling SKUs, we estimate price deflation reduced Organic Daily Sales by 4% during the three months ended March 31, 2024. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 10% primarily due to strong volume growth resulting from lower prices, solid end market demand, more snow events, and an earlier start to spring in many of our key Northern markets. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) decreased 2% reflecting lower prices and less favorable weather in several of our key construction markets. Acquisitions contributed $62.5 million, or 7%, to the Net sales growth for the first quarter of 2024.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2024 increased 10% to $603.6 million from $550.3 million for the three months ended April 2, 2023. The increase in Cost of goods sold was primarily attributable to acquisitions.
Gross profit and gross margin
Gross profit for the three months ended March 31, 2024 increased 5% to $301.2 million compared to $287.1 million for the three months ended April 2, 2023. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin decreased 100 basis points to 33.3% for the first quarter of 2024 as compared to 34.3% for the first quarter of 2023. The decrease in gross margin is primarily due to lower price realization, partially offset by contributions from acquisitions with higher gross margins.

Selling, general and administrative expenses
SG&A for the three months ended March 31, 2024 increased 12% to $327.7 million from $291.4 million for the three months ended April 2, 2023. SG&A as a percentage of Net sales increased 140 basis points to 36.2% for the first quarter of 2024 compared to 34.8% for the first quarter of 2023 primarily due to the impact of acquisitions. Depreciation and amortization expense increased $2.1 million to $32.9 million due to our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net decreased $0.2 million to $6.7 million for the three months ended March 31, 2024 from $6.9 million for the three months ended April 2, 2023. The decrease in interest expense was primarily due to decreased borrowings, partially offset by a higher average interest rate during the first quarter of 2024 as compared to the first quarter of 2023.
Income tax benefit
Income tax benefit was $9.7 million for the three months ended March 31, 2024 as compared to $2.7 million for the three months ended April 2, 2023. The effective tax rate was 33.4% for the first quarter of 2024 as compared to 37.5% for the first quarter of 2023. The change in the effective tax rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Consolidated Statements of Operations. Excess tax benefits of $2.3 million were recognized for the first quarter of 2024 as compared to $0.8 million for the first quarter of 2023.
Net income
Net loss for the three months ended March 31, 2024 increased $14.8 million to $19.3 million as compared to $4.5 million for the three months ended April 2, 2023. The increase in Net loss was primarily due to lower gross margins and higher SG&A, partially offset by an increase in Net sales.

Quarterly Results of Operations Data
The following table sets forth certain financial data for each of the most recent eight fiscal quarters including our unaudited Net sales, Cost of goods sold, Gross profit, Selling, general and administrative expenses, Net income (loss), and Adjusted EBITDA data (including a reconciliation of Adjusted EBITDA to Net income (loss)). We have prepared the quarterly data on a basis that is consistent with the financial statements included in this Quarterly Report on Form 10-Q. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information is not a complete set of financial statements and should be read in conjunction with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

(In millions, except per share information and percentages)
	2024	2023				2022
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Net sales	$904.8	$965.0	$1,145.1	$1,353.7	$837.4	$890.0	$1,102.6	$1,216.6
Cost of goods sold	603.6	638.4	757.0	864.3	550.3	587.4	714.0	755.5
Gross profit	301.2	326.6	388.1	489.4	287.1	302.6	388.6	461.1
Selling, general and administrative expenses	327.7	332.8	311.8	320.6	291.4	304.6	289.2	272.7
Other income, net	(4.2)	(4.3)	(4.9)	(2.5)	(4.0)	(2.0)	(2.4)	(1.7)
Operating income (loss)	(22.3)	(1.9)	81.2	171.3	(0.3)	—	101.8	190.1
Interest and other non-operating expenses, net	6.7	6.5	6.4	7.3	6.9	5.5	5.6	4.6
Income tax expense (benefit)	(9.7)	(5.0)	17.5	40.0	(2.7)	(4.6)	22.9	44.8
Net income (loss)	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)	$73.3	$140.7
Net income (loss) per common share:
Basic	$(0.43)	$(0.08)	$1.27	$2.75	$(0.10)	$(0.02)	$1.63	$3.12
Diluted	$(0.43)	$(0.08)	$1.25	$2.71	$(0.10)	$(0.02)	$1.60	$3.07
Adjusted EBITDA(a)	$21.1	$39.9	$119.8	$211.2	$39.8	$38.9	$135.6	$222.0

Net sales as a percentage of annual Net sales		22.4%	26.6%	31.5%	19.5%	22.2%	27.5%	30.3%
Gross profit as a percentage of annual Gross profit		21.9%	26.0%	32.8%	19.3%	21.3%	27.3%	32.4%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		9.7%	29.2%	51.4%	9.7%	8.4%	29.2%	47.8%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2024	2023				2022
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported Net income (loss)	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)	$73.3	$140.7
Income tax expense (benefit)	(9.7)	(5.0)	17.5	40.0	(2.7)	(4.6)	22.9	44.8
Interest expense, net	6.7	6.5	6.4	7.3	6.9	5.5	5.6	4.6
Depreciation and amortization	32.9	34.6	31.3	31.0	30.8	31.6	27.4	23.1
EBITDA	10.6	32.7	112.5	202.3	30.5	31.6	129.2	213.2
Stock-based compensation(a)	10.5	5.0	5.0	7.1	8.6	4.3	4.5	5.8
(Gain) loss on sale of assets(b)	(1.0)	(0.1)	(0.2)	0.2	(0.4)	0.2	(0.7)	(0.2)
Financing fees(c)	—	—	0.4	0.1	—	—	0.1	0.2
Acquisitions and other adjustments(d)	1.0	2.3	2.1	1.5	1.1	2.8	2.5	3.0
Adjusted EBITDA(e)	$21.1	$39.9	$119.8	$211.2	$39.8	$38.9	$135.6	$222.0
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2024	2023
	Qtr 1	Qtr 1
Reported Net sales	$904.8	$837.4
Organic Sales(a)	840.7	835.8
Acquisition contribution(b)	64.1	1.6
Selling Days	64	64
Organic Daily Sales	$13.1	$13.1
_____________________________________
(a)    Organic sales equal Net sales less Net sales from branches acquired in 2024 and 2023.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2024 Fiscal Year. Includes Net sales from branches acquired in 2024 and 2023.
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the three months ended March 31, 2024, we did not repurchase shares under the share repurchase program. As of March 31, 2024, the dollar value of shares that may yet be purchased under the share repurchase authorization was $363.6 million.
Our borrowing base capacity under the ABL Facility was $497.6 million as of March 31, 2024, after giving effect to $83.6 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $18.8 million. Our borrowing base capacity under the ABL Facility was $578.2 million as of December 31, 2023, after giving effect to $7.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $14.3 million. As of March 31, 2024, we had total cash and cash equivalents of $41.5 million, total gross long-term debt of $453.8 million, and total finance lease obligations (excluding interest) of $101.5 million.
Working capital was $910.0 million as of March 31, 2024, an increase of $83.0 million compared to $827.0 million as of December 31, 2023. The change in working capital was primarily attributable to the seasonality of our business.

The following table summarizes current and long-term material cash requirements related to our long-term debt as of March 31, 2024 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$453.8	$5.3	$448.5
Interest on long-term debt	$123.3	$25.5	$97.8
Our gross long-term debt balance increased $74.8 million since December 31, 2023. This increase was primarily attributable to funding the seasonal increase in our working capital. We have current maturities on our long-term debt of $5.3 million, which includes $3.8 million related to the term loan facility and $1.5 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of March 31, 2024 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of March 31, 2024. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt increased $10.9 million since December 31, 2023 to $123.3 million, primarily due to the increase in borrowings under the ABL Facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Three Months Ended
Net cash provided by (used in):	March 31, 2024	April 2, 2023
Operating activities	$(99.3)	$(152.6)
Investing activities	$(7.3)	$(39.6)
Financing activities	$65.7	$203.4
Cash flow used in operating activities
Net cash used in operating activities for the three months ended March 31, 2024 was $99.3 million compared to $152.6 million for the three months ended April 2, 2023. The decrease in cash used in operating activities reflects a lower seasonal investment in working capital.
Cash flow used in investing activities
Net cash used in investing activities was $7.3 million for the three months ended March 31, 2024 compared to $39.6 million for the three months ended April 2, 2023. The decrease reflects no acquisition investments in the first three months of 2024 compared to $33.2 million for the same period of 2023. Capital expenditures were $8.9 million for the first three months of 2024 compared to $7.1 million for the same period of 2023 due to increased investment in material handling equipment used in our branches.
Cash flow provided by financing activities
Net cash provided by financing activities was $65.7 million for the three months ended March 31, 2024 compared to $203.4 million for the three months ended April 2, 2023. The decrease primarily reflects lower borrowings under the ABL Facility as a result of no acquisition investments and a lower seasonal increase in working capital during the first three months of 2024 compared to the same period of 2023.

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
On March 27, 2023, Landscape Holding entered into the Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 7.44464% as of March 31, 2024.
On March 23, 2021, the Borrowers entered into the Fifth Amendment in order to, among other things, (i) incur $325.0 million of term loans, (ii) replace the Existing Agent as administrative and collateral agent with the New Agent, and (iii) make such other changes in the Second Amended and Restated Credit Agreement as agreed among the Borrowers and the lenders. Proceeds of the New Term Loans were used, among other things, (i) to repay in full the term loans outstanding under the Existing Credit Agreement immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”), (ii) to pay fees and expenses related to the Fifth Amendment and the Second Amended and Restated Credit Agreement, and (iii) for working capital and other general corporate purposes.

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
On July 22, 2022, the ABL Borrowers entered into the Seventh Amendment to the ABL Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended and restated the ABL Credit Agreement in order to, among other things, (i) increase the aggregate principal amount of the commitments to $600.0 million, (ii) extend the final scheduled maturity of the revolving credit facility to July 22, 2027, (iii) establish an alternate rate of interest to the LIBOR rate, (iv) replace the administrative and collateral agent, and (v) make such other changes as agreed among the ABL Borrowers and the lenders. Proceeds of the initial borrowings under the ABL Credit Agreement on the closing date of the Seventh Amendment were used, among other things, (i) to repay in full the loans outstanding under the ABL Credit Agreement immediately prior to the effectiveness of the Seventh Amendment, (ii) to pay fees and expenses related to the Seventh Amendment and the ABL Credit Agreement, and (iii) for working capital and other general corporate purposes.
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
The interest rate on outstanding balances under the ABL Facility ranged from 6.54483% to 6.55167% as of March 31, 2024 and was 6.69508% as of December 31, 2023. The commitment fee paid on unfunded amounts was 0.25% and 0.25% as of March 31, 2024 and December 31, 2023, respectively.

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
Subject to certain conditions and subject to the receipt of commitments, the ABL Facility may be increased (or a new term loan facility added) by up to (i) the greater of (a) $450.0 million and (b) 100% of Consolidated EBITDA (as defined in the ABL Credit Agreement) for the period of the most recent four consecutive fiscal quarters ending prior to the date of such determination plus (ii) an additional amount that will not cause the Consolidated First Lien Leverage Ratio, after giving effect to the incurrence of such additional amount and any use of proceeds thereof, to exceed 5.00 to 1.00.
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
During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of March 31, 2024, the outstanding amount of $1.5 million was classified as Long-term debt, current portion on our Consolidated Balance Sheets.
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

Critical Accounting Estimates
The accounting estimates we believe to be most sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations are: inventory valuation, acquisitions, and goodwill. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the 2023 Fiscal Year for additional detail and discussion of these critical accounting estimates. There have been no material changes to our critical accounting estimates as described in our most recent Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the 2023 Fiscal Year.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the 2023 Fiscal Year.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	May 1, 2024	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)