Form 10-Q
period 2024-06-30
SiteOne Landscape Supply, Inc.
filed 2024-07-31
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of July 26, 2024
Common Stock, $0.01 par value per share	45,121,230

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$71.9	$82.5
Accounts receivable, net of allowance for doubtful accounts of $25.9 and $27.3, respectively	610.4	490.6
Inventory, net	935.1	771.2
Prepaid expenses and other current assets	72.2	61.0
Total current assets	1,689.6	1,405.3

Property and equipment, net (Note 5)	285.2	249.4
Operating lease right-of-use assets, net (Note 7)	406.6	388.9
Goodwill (Note 6)	509.6	485.5
Intangible assets, net (Note 6)	278.5	280.8
Deferred tax assets	5.4	5.3
Other assets	10.5	13.7
Total assets	$3,185.4	$2,828.9

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$347.6	$270.8
Current portion of finance leases (Note 7)	26.3	21.8
Current portion of operating leases (Note 7)	86.4	83.6
Accrued compensation	60.5	74.2
Long-term debt, current portion (Note 9)	4.9	5.3
Income tax payable	27.7	8.0
Accrued liabilities	129.6	114.6
Total current liabilities	683.0	578.3

Other long-term liabilities	13.1	11.5
Finance leases, less current portion (Note 7)	89.0	69.8
Operating leases, less current portion (Note 7)	327.4	313.3
Deferred tax liabilities	1.7	2.3
Long-term debt, less current portion (Note 9)	475.3	367.6
Total liabilities	1,589.5	1,342.8

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	19.0	—

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,549,753 and 45,404,091 shares issued, and 45,119,721 and 45,082,070 shares outstanding at June 30, 2024 and December 31, 2023, respectively	0.5	0.5
Additional paid-in capital	615.4	601.8
Retained earnings	1,017.2	916.3
Accumulated other comprehensive income	0.3	4.2
Treasury stock, at cost, 430,032 and 322,021 shares at June 30, 2024 and December 31, 2023, respectively	(56.5)	(36.7)
Total stockholders' equity	1,576.9	1,486.1
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,185.4	$2,828.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$1,413.9	$1,353.7	$2,318.7	$2,191.1
Cost of goods sold	903.6	864.3	1,507.2	1,414.6
Gross profit	510.3	489.4	811.5	776.5

Selling, general and administrative expenses	343.8	320.6	671.5	612.0
Other income	3.1	2.5	7.3	6.5
Operating income	169.6	171.3	147.3	171.0

Interest and other non-operating expenses, net	9.0	7.3	15.7	14.2
Income before taxes	160.6	164.0	131.6	156.8
Income tax expense	40.0	40.0	30.3	37.3
Net income	120.6	124.0	101.3	119.5

Less: Net income attributable to non-controlling interest	0.4	—	0.4	—

Net income attributable to common shares	$120.2	$124.0	$100.9	$119.5

Net income per common share:
Basic	$2.66	$2.75	$2.23	$2.65
Diluted	$2.63	$2.71	$2.21	$2.62
Weighted average number of common shares outstanding:
Basic	45,266,829	45,093,712	45,265,407	45,069,781
Diluted	45,647,328	45,682,976	45,687,660	45,661,533
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$120.6	$124.0	$101.3	$119.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.5)	1.1	(1.7)	1.3
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $0.4, $(0.4), $0.7, and $0.3 respectively	(1.5)	1.0	(2.2)	(0.9)
Total other comprehensive income (loss)	(2.0)	2.1	(3.9)	0.4
Comprehensive income	118.6	126.1	97.4	119.9
Less: Comprehensive income attributable to non-controlling interest	0.4	—	0.4	—
Comprehensive income attributable to common shares	$118.2	$126.1	$97.0	$119.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1	$—
Net loss attributable to common shares	—	—	—	(19.3)	—	—	(19.3)	—
Other comprehensive loss	—	—	—	—	(1.9)	—	(1.9)	—
Issuance of common shares under stock-based compensation plan	116.6	—	(1.6)	—	—	—	(1.6)	—
Stock-based compensation	—	—	10.5	—	—	—	10.5	—
Balance at March 31, 2024	45,198.7	$0.5	$610.7	$897.0	$2.3	$(36.7)	$1,473.8	$—
Net income attributable to common shares	—	—	—	120.2	—	—	120.2	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.4
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	18.6
Issuance of common shares under stock-based compensation plan	49.9	—	0.9	—	—	—	0.9	—
Stock-based compensation	—	—	3.8	—	—	—	3.8	—
Repurchases of common stock	(128.9)	—	—	—	—	(19.8)	(19.8)	—
Balance at June 30, 2024	45,119.7	$0.5	$615.4	$1,017.2	$0.3	$(56.5)	$1,576.9	$19.0

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9	$—
Net loss attributable to common shares	—	—	—	(4.5)	—	—	(4.5)	—
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)	—
Issuance of common shares under stock-based compensation plan	62.9	—	(2.6)	—	—	—	(2.6)	—
Stock-based compensation	—	—	8.6	—	—	—	8.6	—
Balance at April 2, 2023	44,979.2	$0.5	$583.1	$738.4	$6.0	$(25.3)	$1,302.7	$—
Net income attributable to common shares	—	—	—	124.0	—	—	124.0	—
Other comprehensive income	—	—	—	—	2.1	—	2.1	—
Issuance of common shares under stock-based compensation plan	62.7	—	(0.9)	—	—	—	(0.9)	—
Stock-based compensation	—	—	7.1	—	—	—	7.1	—
Balance at July 2, 2023	45,041.9	$0.5	$589.3	$862.4	$8.1	$(25.3)	$1,435.0	$—
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30, 2024	July 2, 2023
Cash Flows from Operating Activities:
Net income	$101.3	$119.5
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	35.8	31.0
Stock-based compensation	14.3	15.7
Amortization of software and intangible assets	31.7	30.8
Amortization of debt related costs	0.7	0.5
Gain on sale of equipment	(1.3)	(0.2)
Other	(1.6)	(2.5)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(109.9)	(111.2)
Inventory	(97.9)	(84.8)
Income tax receivable	—	10.9
Prepaid expenses and other assets	(3.1)	(16.7)
Accounts payable	67.4	98.5
Income tax payable	19.7	24.8
Accrued expenses and other liabilities	(9.0)	(15.1)
Net Cash Provided By Operating Activities	$48.1	$101.2

Cash Flows from Investing Activities:
Purchases of property and equipment	(21.0)	(16.3)
Purchases of intangible assets	(3.1)	(1.1)
Acquisitions, net of cash acquired	(99.1)	(58.6)
Proceeds from the sale of property and equipment	3.4	1.1
Net Cash Used In Investing Activities	$(119.8)	$(74.9)

Cash Flows from Financing Activities:
Equity proceeds from common stock	4.5	2.1
Repurchases of common stock	(19.8)	(0.6)
Repayments under term loan	(1.9)	(1.3)
Borrowings on asset-based credit facilities	335.2	302.8
Repayments on asset-based credit facilities	(235.1)	(271.5)
Payments on finance lease obligations	(12.3)	(8.3)
Payments of acquisition related contingent obligations	(3.0)	(2.7)
Other financing activities	(6.2)	(6.5)
Net Cash Provided By Financing Activities	$61.4	$14.0

Effect of exchange rate on cash	(0.3)	0.2
Net change in cash	(10.6)	40.5
Cash and cash equivalents:
Beginning	82.5	29.1
Ending	$71.9	$69.6

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$15.1	$13.9
Cash paid during the year for income taxes	$11.1	$2.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and less than three percent of total assets in Canada for all periods presented. As of June 30, 2024, the Company had over 710 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the three and six months ended June 30, 2024.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	128,922	$153.84	$343.8

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 29, 2024 (the “2024 Fiscal Year”) and December 31, 2023 (the “2023 Fiscal Year”) both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended June 30, 2024 and July 2, 2023 both include 13 weeks. The six months ended June 30, 2024 and July 2, 2023 both include 26 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated immediately below and by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the 2023 Fiscal Year.

Redeemable Non-controlling Interest

In April 2024, the Company entered into a Securities Purchase and Redemption Agreement, pursuant to which it acquired a 75% ownership interest in Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”). The Company maintains a controlling financial interest in Devil Mountain and consolidates this entity. The portion of Net income (loss) and Comprehensive income (loss) of Devil Mountain attributable to the non-controlling interest is shown separately in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income. The share of equity in Devil Mountain attributable to the non-controlling interest is reported as Redeemable non-controlling interest in the Consolidated Balance Sheets as temporary equity. In addition, the Company entered into an amended operating agreement, the Second Amended and Restated Operating Agreement (the “Operating Agreement”), in connection with the acquisition of the Company’s controlling interest. The Operating Agreement contains put and call options whereby the remaining 25% ownership interest in Devil Mountain may be sold to the Company through the exercise of the holders’ put option or purchased by the Company through the exercise of the Company’s call option. The put option may be exercised any time on or after three years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The Company’s call option may be redeemed any time on or after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price is based on a multiple of earnings, subject to the terms of the Operating Agreement.

Non-controlling interest represents the portion of profit or loss, net assets, and comprehensive income or loss that is not allocable to the Company. A non-controlling interest that contains an option requiring the Company to purchase such ownership interest for cash is considered to be a redeemable non-controlling interest as the redemption feature is not deemed to be a freestanding financial instrument and the redemption is not solely within the Company’s control. The put and call options embedded in the Redeemable non-controlling interest did not require bifurcation as they did not meet the definition of a derivative and were considered to be clearly and closely related to the Redeemable non-controlling interest. Redeemable non-controlling interest is recorded as a temporary equity mezzanine item between liabilities and stockholders’ equity in the Consolidated Balance Sheets. In connection with the purchase accounting of the Company’s ownership interest in Devil Mountain, the Company recorded the estimated fair value of the non-controlling interest as redeemable. The carrying value of the Redeemable non-controlling interest is remeasured to allocate Net income (loss) each reporting period and by adjusting the carrying amount of the redeemable security to what would be the redemption amount assuming the security was redeemable at the balance sheet date. Any increase (decrease) in the carrying amount of the Redeemable non-controlling interest as a result of adjusting to the redemption value is recorded as an offset to retained earnings. In addition, the earnings (loss) per share (“EPS”) impact of the Redeemable non-controlling interest is included in the allocation of the Net income (loss) during the period. Should an adjustment to the redemption value of the Redeemable non-controlling interest exceed the then current fair value of the Redeemable non-controlling interest, the Company will apply the two-class method and reduce the EPS numerator by the portion of the periodic adjustment that reflects a redemption in excess of fair value. Refer to “Note 3. Acquisitions” for additional information.

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

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Landscaping products(a)	$1,128.9	$1,075.2	$1,799.7	$1,712.1
Agronomic and other products(b)	285.0	278.5	519.0	479.0
	$1,413.9	$1,353.7	$2,318.7	$2,191.1
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

As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $15.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of June 30, 2024 and December 31, 2023, contract liabilities were $15.5 million and $12.4 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the six months ended June 30, 2024 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $5.9 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $98.9 million and $56.7 million and deferred contingent consideration of $5.4 million and $5.5 million for the six months ended June 30, 2024 and July 2, 2023, respectively. As of June 30, 2024, the Company completed the following acquisitions since the start of the 2023 Fiscal Year:
•In June 2024, the Company acquired the assets and assumed the liabilities of Cohen & Cohen Natural Stone Inc. (“Cohen & Cohen”). With one location in Ottawa, Ontario, Canada, Cohen & Cohen is a wholesale distributor of hardscapes to landscape professionals.
•In May 2024, the Company acquired the assets and assumed the liabilities of AC Florida Pavers, LLC, doing business as Hardscape.com (“Hardscape.com”). With four locations in Boca Raton, Ft. Myers, Tampa, and Jupiter, Florida, Hardscape.com is a wholesale distributor of hardscapes to landscape professionals.
•In April 2024, the Company entered into a Securities Purchase and Redemption agreement, pursuant to which it acquired a 75% ownership interest in Devil Mountain. The Company also entered into the Operating Agreement in connection with the acquisition of the Company’s controlling interest that contains put and call options whereby the remaining 25% ownership interest in Devil Mountain may be sold to the Company through the exercise of the holders’ put option or purchased by the Company through the exercise of the Company’s call option. The acquisition date fair value of the Redeemable non-controlling interest was $18.6 million. With eight wholesale nursery distribution branches and six growing facilities across California, Devil Mountain is a wholesale distributor of landscape trees and plants to landscape professionals.
•In April 2024, the Company acquired the assets and assumed the liabilities of Eggemeyer Land Clearing, LLC (“Eggemeyer”). With one location in New Braunfels, Texas, Eggemeyer is a wholesale distributor of bulk landscape supplies to landscape professionals.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, interest rate swap contracts, long-term debt, and redeemable non-controlling interest. The variable interest rate on the long-term debt is reflective of current market borrowing rates. As such, the Company has determined that the carrying value of these financial instruments approximates fair value.
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

The following table provides additional details related to the swap contracts designated as hedging instruments as of June 30, 2024:

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

The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	Derivative Assets
	June 30, 2024		December 31, 2023
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$6.8	Prepaid expenses and other current assets	$8.4
	Other assets	—	Other assets	1.3
Total derivative assets		$6.8		$9.7

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

For the three and six months ended June 30, 2024 and July 2, 2023, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $5.0 million as of June 30, 2024. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The tables below provide details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and six months ended June 30, 2024 and July 2, 2023 (in millions):

	Three Months Ended
	June 30, 2024			July 2, 2023
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$0.5	Interest and other non-operating expenses, net	$2.4	$3.8	Interest and other non-operating expenses, net	$2.4

	Six Months Ended
	June 30, 2024			July 2, 2023
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$2.0	Interest and other non-operating expenses, net	$4.9	$3.0	Interest and other non-operating expenses, net	$4.3

For the three months ended June 30, 2024 and July 2, 2023, there was no gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments.

The table below provides details regarding gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments for the six months ended June 30, 2024 and July 2, 2023 (in millions):

		Six Months Ended
		Gain (Loss) Reclassified from AOCI into Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	June 30, 2024	July 2, 2023
Interest rate contracts	Interest and other non-operating expenses, net	$—	$(0.1)

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Land	$13.2	$13.2
Buildings and leasehold improvements:
Buildings	8.4	8.4
Leasehold improvements	72.5	55.7
Branch equipment	128.3	121.5
Office furniture and fixtures and vehicles:
Office furniture and fixtures	34.4	30.4
Vehicles	75.2	77.5
Finance lease right-of-use assets	186.3	151.0
Mineral rights	2.2	2.2
Construction in progress	17.6	14.0
Total property and equipment, gross	538.1	473.9
Less: accumulated depreciation and amortization	252.9	224.5
Property and equipment, net	$285.2	$249.4

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $18.9 million and $35.8 million for the three and six months ended June 30, 2024, and $15.5 million and $31.0 million for the three and six months ended July 2, 2023, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at June 30, 2024 and December 31, 2023 were $19.7 million and $19.7 million, less accumulated amortization of $12.3 million and $11.1 million, respectively. Amortization of these software costs was $0.6 million and $1.2 million for the three and six months ended June 30, 2024, and $0.1 million and $0.3 million for the three and six months ended July 2, 2023, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	January 1, 2024	January 2, 2023
	to June 30, 2024	to December 31, 2023
Beginning balance	$485.5	$411.9
Goodwill acquired during the period(a)	21.1	75.4
Goodwill adjusted during the period	3.0	(1.8)
Ending balance	$509.6	$485.5
______________
(a)    Additions to goodwill during the six months ended June 30, 2024 related to the acquisitions completed in 2024 as described in Note 3.

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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		June 30, 2024			December 31, 2023
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.8 years	$574.6	$321.6	$253.0	$551.8	$295.7	$256.1
Trademarks and other	3.3 years	53.4	27.9	25.5	49.5	24.8	24.7
Total intangibles		$628.0	$349.5	$278.5	$601.3	$320.5	$280.8
During the six months ended June 30, 2024, the Company recorded $27.8 million of intangible assets, including $22.8 million in Customer relationship intangibles and $5.0 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $21.7 million and $5.1 million, respectively, as a result of the acquisitions completed in 2024 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $1.1 million and $(0.1) million, respectively.

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

Amortization expense for intangible assets was $15.1 million and $30.5 million for the three and six months ended June 30, 2024, and $15.4 million and $30.5 million for the three and six months ended July 2, 2023, respectively.

Total future amortization estimated as of June 30, 2024 is as follows (in millions):

Fiscal year ending:
2024 (remainder)	$29.2
2025	50.8
2026	41.8
2027	33.0
2028	25.5
Thereafter	98.2
Total future amortization	$278.5

Note 7.    Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. Finance lease obligations consist primarily of the Company’s vehicle fleet. Certain leases include options to purchase the leased property. ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. As most of the Company's operating leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities and are expensed as incurred and recorded as variable lease expense. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets.

The components of lease expense were as follows (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$7.1	$4.7	$13.3	$8.9
Interest on lease liabilities	Interest and other non-operating expenses, net	1.6	0.9	3.0	1.7
Operating lease cost	Cost of goods sold	2.1	2.4	4.1	4.1
Operating lease cost	Selling, general and administrative expenses	24.1	21.1	48.4	41.5
Short-term lease cost	Selling, general and administrative expenses	1.2	0.7	2.1	1.5
Variable lease cost	Selling, general and administrative expenses	0.7	0.2	1.6	0.6
Sublease income	Selling, general and administrative expenses	(0.3)	(0.2)	(0.5)	(0.4)
Total lease cost		$36.5	$29.8	$72.0	$57.9

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
Other Information	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$1.6	$0.9	$3.0	$1.7
Operating cash flows from operating leases	$26.2	$22.0	$53.6	$44.2
Financing cash flows from finance leases	$6.5	$4.4	$12.3	$8.3
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$16.5	$15.3	$32.3	$24.0
Operating leases	$37.5	$22.9	$50.1	$72.7

The aggregate future lease payments for operating and finance leases as of June 30, 2024 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2024 (remainder)	$46.9	$16.8
2025	97.9	31.0
2026	81.6	27.8
2027	67.4	23.9
2028	54.1	20.0
2029	48.2	12.2
Thereafter	96.0	1.6
Total lease payments	492.1	133.3
Less: interest	78.3	18.0
Present value of lease liabilities	$413.8	$115.3

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	June 30, 2024	July 2, 2023
Weighted-average remaining lease term:
Finance leases	4.6 years	4.5 years
Operating leases	6.2 years	6.6 years
Weighted-average discount rate:
Finance leases	6.4%	5.4%
Operating leases	5.3%	4.9%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $5.0 million and $9.9 million for the three and six months ended June 30, 2024, and $4.8 million and $9.4 million for the three and six months ended July 2, 2023, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares of which 2,003,153 shares remain available as of June 30, 2024.

Stock options and RSUs granted to employees vest over a four-year period at 25% per year. Stock options expire 10 years after the date of grant. PSUs granted to employees vest upon the achievement of the performance conditions, over a three-year period, measured by the growth of the Company’s pre-tax income plus amortization relative to a select peer group, subject to adjustment based upon the application of a return on invested capital modifier.

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

A summary of stock-based compensation activities during the six months ended June 30, 2024 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 31, 2023	837.0	239.5	54.7	62.5
Granted(a)	—	118.8	3.4	53.8
Exercised/Vested/Settled(a)(b)	(105.4)	(77.3)	—	(18.8)
Expired or forfeited	(1.7)	(6.0)	—	(0.7)
Outstanding as of June 30, 2024	729.9	275.0	58.1	96.8
______________
(a)    PSUs granted includes 2.0 thousand PSUs granted and settled during the six months ended June 30, 2024 at greater than 100% of their original grant amount.
(b)    Does not include 25.1 thousand stock options and 46.7 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

The weighted average grant date fair value of awards granted were as follows:

	June 30, 2024	July 2, 2023
Stock options	$—	$72.24
RSUs	$157.47	$148.31
DSUs	$156.14	$148.09
PSUs(a)	$157.59	$148.89
______________
(a)    Includes PSUs granted and settled during the six months ended June 30, 2024 and July 2, 2023 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Stock options(a)	$0.6	$0.8	$1.4	$3.2
RSUs(a)	3.5	3.4	12.0	8.8
DSUs	0.3	0.2	0.4	0.3
PSUs	(0.6)	2.7	0.5	3.4
Total stock-based compensation	$3.8	$7.1	$14.3	$15.7
______________
(a)    Stock-based compensation expense for the three and six months ended June 30, 2024 and July 2, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $4.1 million related to RSUs for the six months ended June 30, 2024, and $1.4 million related to stock options and $2.5 million related to RSUs for the six months ended July 2, 2023.

A summary of unrecognized stock-based compensation expense was as follows:

	June 30, 2024		December 31, 2023
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$3.4	1.9 years	$4.9	2.3 years
RSUs	$29.1	2.7 years	$23.7	2.5 years
DSUs	$0.5	1.3 years	$0.2	0.9 years
PSUs	$9.6	2.2 years	$3.9	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	June 30, 2024	December 31, 2023
ABL facility	$110.6	$7.5
Subsidiary ABL facility	6.2	—
Term loans	367.7	369.6
Hybrid debt instruments	1.1	1.9
Total gross long-term debt	485.6	379.0
Less: unamortized debt issuance costs and discounts on debt	(5.4)	(6.1)
Total debt	$480.2	$372.9
Less: current portion	(4.9)	(5.3)
Total long-term debt	$475.3	$367.6

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $470.6 million and $578.2 million as of June 30, 2024 and December 31, 2023, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rate on outstanding balances under the ABL Facility ranged from 6.55130% to 6.55252% as of June 30, 2024 and was 6.69508% as of December 31, 2023. The commitment fee on unfunded amounts was 0.25% and 0.25% as of June 30, 2024 and December 31, 2023, respectively.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of June 30, 2024, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 7.42918% as of June 30, 2024. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of June 30, 2024.

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

On March 27, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 7.45841% as of June 30, 2024.

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

The New Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the New Term Loans until the maturity date. In addition, the New Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amended and Restated Credit Agreement for the applicable fiscal year if 50% of excess cash flow exceeds $15.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amended and Restated Credit Agreement. As of June 30, 2024, the Company was in compliance with all of the Second Amended and Restated Credit Agreement covenants.

Interest Expense

During the three and six months ended June 30, 2024, the Company incurred total interest expense of $9.0 million and $15.7 million, respectively, of which $7.0 million and $12.2 million related to interest on the asset-based credit facilities and the term loans for the three and six months ended June 30, 2024, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively. The remaining $1.6 million and $2.8 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and six months ended June 30, 2024, respectively.

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

Hybrid Debt Instruments

During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets for the interest rate swap arrangements executed on March 23, 2021 that were determined to be hybrid debt instruments. As of June 30, 2024, the outstanding amount of $1.1 million was classified as Long-term debt, current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 23.0% for the six months ended June 30, 2024 and approximately 23.8% for the six months ended July 2, 2023. The decrease in the effective rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $2.8 million for the six months ended June 30, 2024, and $1.9 million for the six months ended July 2, 2023. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended June 30, 2024 and July 2, 2023, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.     Commitments and Contingencies

Environmental Liability

As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of June 30, 2024 and December 31, 2023, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively.

Letters of Credit

As of June 30, 2024 and December 31, 2023, outstanding letters of credit were $18.8 million and $14.3 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12.     Earnings (Loss) Per Share

The Company computes basic EPS by dividing Net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. The Company includes vested RSUs, DSUs, and PSUs that have not been settled in common shares in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such shares issuable are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of RSUs and stock options are used to repurchase common shares at the average market price during the period, thus reducing the dilutive effect. RSUs and stock options with assumed proceeds per unit above the Company’s average share price for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Shares used in the computation of basic earnings per share	45,266,829	45,093,712	45,265,407	45,069,781
Effect of dilutive securities:
Stock options	339,130	522,323	371,649	523,413
RSUs and PSUs	26,380	57,512	37,626	59,823
DSUs	14,989	9,429	12,978	8,516
Shares used in the computation of diluted earnings per share	45,647,328	45,682,976	45,687,660	45,661,533

The diluted earnings per common share calculation for the three months ended June 30, 2024 and July 2, 2023 excluded the effect of 210,957 and 238,178 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the six months ended June 30, 2024 and July 2, 2023 excluded the anti-dilutive effect of 225,229 and 233,704 potential shares of common stock, respectively.

Note 13. Subsequent Events

On July 1, 2024, the Company acquired the assets and assumed the liabilities of Millican Nurseries, LLC (“Millican Nurseries”). With one location in Chichester, New Hampshire, Millican Nurseries is a wholesale distributor of nursery products to landscape professionals.

On July 2, 2024, the Company, through its subsidiaries Landscape Holding and Landscape, entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for an aggregate principal amount of approximately $392.7 million in term loans (“Tranche B Term Loans”), and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to pay fees, costs and expenses related to the foregoing transactions, and (iii) to finance the working capital, capital expenditures, business requirements and for general corporate purposes of Holding and its subsidiaries.

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six-months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030.

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
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of June 30, 2024, we had over 710 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 160,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
Economic headwinds, including soft demand driven primarily by a weaker repair and remodel end market as well as persistent commodity price deflation in select products, continued to be a challenge during the three and six months ended June 30, 2024. The discretionary impacts on our business, which are affected by current general economic conditions, have decreased outdoor living spending. We expect the current macroeconomic trends, including elevated interest rates, tighter financial markets, reduced consumer spending, deflation in select commodity products, and general market and political uncertainty to continue to put pressure on Net sales growth and Net income for the remainder of 2024. Against these headwinds, Organic Daily Sales decreased 3% and 2% for the three and six months ended June 30, 2024, respectively, primarily due to commodity price deflation. Overall, we estimate price deflation reduced Organic Daily Sales by 3% for the three and six months ended June 30, 2024. The negative price trend that began in the second half of the 2023 Fiscal Year is expected to continue through the remainder of 2024 and then stabilize as we move into 2025. We expect prices to be down approximately 3% for the 2024 Fiscal Year, which is higher than our initial anticipated range of 1% to 2%. For the three and six months ended June 30, 2024, we achieved Net sales growth of 4% and 6%, respectively, driven primarily by positive contributions from acquisitions. Gross margin decreased 10 and 40 basis points for the three and six months ended June 30, 2024, respectively, primarily due to lower price realization, partially offset by contributions from acquisitions with higher gross margins. Selling, general and administrative expenses (“SG&A”) increased 7% and 10% for the three and six months ended June 30, 2024, respectively, primarily due to the impact of acquisitions. Net income attributable to common shares decreased to $120.2 million and $100.9 million for the three and six months ended June 30, 2024, compared to $124.0 million and $119.5 million for the three and six months ended July 2, 2023, primarily due to lower gross margins and higher SG&A from acquisitions, partially offset by Net sales growth. Net cash provided by operating activities decreased to $48.1 million for the six months ended June 30, 2024, compared to $101.2 million for the six months ended July 3, 2023 as a result of larger seasonal increase in working capital during the first six months of 2024 compared to the same period of 2023.

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
As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. Our strong balance sheet and liquidity position provide us the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases through the evolving market conditions. We continue to closely monitor the impact on our business and the related uncertainties and risks of declining prices and softer markets resulting from the challenging market conditions described above as well as the potential effects of uncertain political conditions and geopolitical conflicts, such as the ongoing war in Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the 2023 Fiscal Year for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal years ending December 29, 2024 (the “2024 Fiscal Year”) and December 31, 2023 (the “2023 Fiscal Year”) both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended June 30, 2024 and July 2, 2023 both included 13 weeks. The six months ended June 30, 2024 and July 2, 2023 both included 26 weeks.
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
Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents consolidated Net income (loss) plus the sum of income tax (benefit) expense, interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest. Refer to “Results of Operations – Quarterly Results of Operations Data” for more information regarding how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired companies and seek to achieve synergies. As of June 30, 2024, we completed the following acquisitions since the start of the 2023 Fiscal Year:
•In June 2024, we acquired the assets and assumed the liabilities of Cohen & Cohen Natural Stone Inc. (“Cohen & Cohen”). With one location in Ottawa, Ontario, Canada, Cohen & Cohen is a wholesale distributor of hardscapes to landscape professionals.
•In May 2024, we acquired the assets and assumed the liabilities of AC Florida Pavers, LLC, doing business as Hardscape.com (“Hardscape.com”). With four locations in Boca Raton, Ft. Myers, Tampa, and Jupiter, Florida, Hardscape.com is a wholesale distributor of hardscapes to landscape professionals.
•In April 2024, we entered into a Securities Purchase and Redemption agreement, pursuant to which we acquired a 75% ownership interest in Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”). We also entered into an amended operating agreement, the Second Amended and Restated Operating Agreement, in connection with the acquisition of our controlling interest that contains put and call options whereby the remaining 25% ownership interest in Devil Mountain may be sold to us through the exercise of the holders’ put option or purchased by us through the exercise of our call option. With eight wholesale nursery distribution branches and six growing facilities across California, Devil Mountain is a wholesale distributor of landscape trees and plants to landscape professionals.
•In April 2024, we acquired the assets and assumed the liabilities of Eggemeyer Land Clearing, LLC (“Eggemeyer”). With one location in New Braunfels, Texas, Eggemeyer is a wholesale distributor of bulk landscape supplies to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended June 30, 2024 and July 2, 2023 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	June 30, 2024		July 2, 2023		June 30, 2024		July 2, 2023
Net sales	$1,413.9	100.0%	$1,353.7	100.0%	$2,318.7	100.0%	$2,191.1	100.0%
Cost of goods sold	903.6	63.9%	864.3	63.8%	1,507.2	65.0%	1,414.6	64.6%
Gross profit	510.3	36.1%	489.4	36.2%	811.5	35.0%	776.5	35.4%
Selling, general and administrative expenses	343.8	24.3%	320.6	23.7%	671.5	29.0%	612.0	27.9%
Other income	3.1	0.2%	2.5	0.2%	7.3	0.3%	6.5	0.3%
Operating income	169.6	12.0%	171.3	12.7%	147.3	6.4%	171.0	7.8%
Interest and other non-operating expenses, net	9.0	0.6%	7.3	0.5%	15.7	0.7%	14.2	0.6%
Income tax expense	40.0	2.8%	40.0	3.0%	30.3	1.3%	37.3	1.7%
Net income	120.6	8.5%	124.0	9.2%	101.3	4.4%	119.5	5.5%
Less: Net income attributable to non-controlling interest	0.4	—%	—	—%	0.4	—%	—	—%
Net income attributable to common shares	$120.2	8.5%	$124.0	9.2%	$100.9	4.4%	$119.5	5.5%

Net sales
Net sales for the three months ended June 30, 2024 increased 4% to $1,413.9 million as compared to $1,353.7 million for the three months ended July 2, 2023, and increased 6% to $2,318.7 million compared to $2,191.1 million for the six months ended June 30, 2024. These increases were primarily due to contributions from acquisitions. Organic Daily Sales decreased 3% in the second quarter of 2024 and 2% in the first half of 2024, primarily due to soft demand and commodity price deflation. Based upon year-over-year price changes in our highest selling SKUs, we estimate price deflation reduced Organic Daily Sales by 3% for the three and six months ended June 30, 2024. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) decreased 1% in the second quarter of 2024 primarily due to price deflation, and increased 4% in the first half of 2024 primarily due to strong volume growth resulting from lower prices and solid end market demand. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) decreased 4% in the second quarter of 2024 and 3% in the first half of 2024 reflecting price deflation and weaker demand in the repair and remodel end market. Acquisitions contributed $103.2 million, or 8%, to the Net sales growth for the second quarter of 2024 and $165.7 million, or 8%, to the Net sales growth for the six months ended June 30, 2024.
Cost of goods sold
Cost of goods sold increased 5% to $903.6 million for the three months ended June 30, 2024 compared to $864.3 million for the three months ended July 2, 2023, and increased 7% to $1,507.2 million for the six months ended June 30, 2024 compared to $1,414.6 million for the six months ended July 2, 2023. The increase in Cost of goods sold for the three and six months ended June 30, 2024 was primarily attributable to acquisitions.
Gross profit and gross margin
Gross profit increased 4% to $510.3 million for the three months ended June 30, 2024 compared to $489.4 million for the three months ended July 2, 2023, and increased 5% to $811.5 million for the six months ended June 30, 2024 compared to $776.5 million for the six months ended July 2, 2023. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin decreased 10 basis points to 36.1% for the second quarter of 2024 as compared to 36.2% for the second quarter of 2023 and decreased 40 basis points to 35.0% for the six months ended June 30, 2024 compared to 35.4% for the six months ended July 2, 2023. The decrease in gross margin is primarily due to lower price realization, partially offset by contributions from acquisitions with higher gross margins.
Selling, general and administrative expenses
SG&A increased 7% to $343.8 million for the three months ended June 30, 2024 compared to $320.6 million for the three months ended July 2, 2023, and increased 10% to $671.5 million for the six months ended June 30, 2024 compared to $612.0 million for the six months ended July 2, 2023. SG&A as a percentage of Net sales increased 60 basis points to 24.3% for the for the three months ended June 30, 2024 compared to 23.7% for the second quarter of 2023, and increased 110 basis points to 29.0% for the six months ended June 30, 2024 compared to 27.9% for the six months ended July 2, 2023. These increases were primarily due to the impact of acquisitions. Depreciation and amortization expense increased $3.6 million to $34.6 million for the three months ended June 30, 2024, compared to $31.0 million for the three months ended July 2, 2023, and increased $5.7 million to $67.5 million for the six months ended June 30, 2024 compared to $61.8 million for the six months ended July 2, 2023. The increase in depreciation and amortization for the three and six months ended June 30, 2024 was primarily attributable to our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $1.7 million to $9.0 million for the three months ended June 30, 2024 compared to $7.3 million for the three months ended July 2, 2023, and increased $1.5 million to $15.7 million for the six months ended June 30, 2024 compared to $14.2 million for the six months ended July 2, 2023. The increase in interest expense was primarily due to increased borrowings during the three and six months ended June 30, 2024 as compared to the same periods of 2023.

Income tax expense
Income tax expense was $40.0 million for both the three months ended June 30, 2024 and the three months ended July 2, 2023. The effective tax rate was 24.9% for the three months ended June 30, 2024 compared to 24.4% for the three months ended July 2, 2023. The increase in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $0.5 million were recognized for the three months ended June 30, 2024 as compared to $1.1 million for the three months ended July 2, 2023.
Income tax expense was $30.3 million for the six months ended June 30, 2024 as compared to $37.3 million for the six months ended July 2, 2023. The effective tax rate was 23.0% for the six months ended June 30, 2024 compared to 23.8% for the six months ended July 2, 2023. The decrease in the effective tax rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $2.8 million were recognized for the six months ended June 30, 2024 as compared to $1.9 million for the six months ended July 2, 2023.
Net income attributable to non-controlling interest
Net income attributable to non-controlling interest was $0.4 million for the three and six months ended June 30, 2024 as a result of the acquisition of Devil Mountain. There was no Net income attributable to non-controlling interest for the three and six months ended July 2, 2023.
Net income attributable to common shares
Net income attributable to common shares decreased $3.8 million to $120.2 million for the three months ended June 30, 2024 as compared to $124.0 million for the three months ended July 2, 2023, and decreased $18.6 million to $100.9 million for the six months ended June 30, 2024 compared to $119.5 million for the six months ended July 2, 2023. The decrease in net income attributable to common shares for the three and six months ended June 30, 2024 was primarily due to higher SG&A from acquisitions and lower gross margins, partially offset by an increase in Net sales.

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

(In millions, except per share information and percentages)
	2024		2023				2022
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Net sales	$1,413.9	$904.8	$965.0	$1,145.1	$1,353.7	$837.4	$890.0	$1,102.6
Cost of goods sold	903.6	603.6	638.4	757.0	864.3	550.3	587.4	714.0
Gross profit	510.3	301.2	326.6	388.1	489.4	287.1	302.6	388.6
Selling, general and administrative expenses	343.8	327.7	332.8	311.8	320.6	291.4	304.6	289.2
Other income, net	(3.1)	(4.2)	(4.3)	(4.9)	(2.5)	(4.0)	(2.0)	(2.4)
Operating income (loss)	169.6	(22.3)	(1.9)	81.2	171.3	(0.3)	—	101.8
Interest and other non-operating expenses, net	9.0	6.7	6.5	6.4	7.3	6.9	5.5	5.6
Income tax expense (benefit)	40.0	(9.7)	(5.0)	17.5	40.0	(2.7)	(4.6)	22.9
Net income (loss)	$120.6	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)	$73.3
Less: Net income attributable to non-controlling interest	0.4	—	—	—	—	—	—	—
Net income (loss) attributable to common shares	$120.2	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)	$73.3
Net income (loss) per common share:
Basic	$2.66	$(0.43)	$(0.08)	$1.27	$2.75	$(0.10)	$(0.02)	$1.63
Diluted	$2.63	$(0.43)	$(0.08)	$1.25	$2.71	$(0.10)	$(0.02)	$1.60
Adjusted EBITDA(a)	$210.5	$21.1	$39.9	$119.8	$211.2	$39.8	$38.9	$135.6

Net sales as a percentage of annual Net sales			22.4%	26.6%	31.5%	19.5%	22.2%	27.5%
Gross profit as a percentage of annual Gross profit			21.9%	26.0%	32.8%	19.3%	21.3%	27.3%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			9.7%	29.2%	51.4%	9.7%	8.4%	29.2%
_____________________________________
(a)    In addition to our Net income (loss) determined in accordance with GAAP, we present Adjusted EBITDA in this Quarterly Report on Form 10-Q to evaluate the operating performance and efficiency of our business. EBITDA represents Net income (loss) plus the sum of Income tax expense (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA is further adjusted for stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. We believe that Adjusted EBITDA is an important supplemental measure of operating performance because:
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
•does not reflect the recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisitions) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and does not reflect any cash requirements for such replacements.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2024		2023				2022
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Reported Net income (loss)	$120.6	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)	$73.3
Income tax expense (benefit)	40.0	(9.7)	(5.0)	17.5	40.0	(2.7)	(4.6)	22.9
Interest expense, net	9.0	6.7	6.5	6.4	7.3	6.9	5.5	5.6
Depreciation and amortization	34.6	32.9	34.6	31.3	31.0	30.8	31.6	27.4
EBITDA	204.2	10.6	32.7	112.5	202.3	30.5	31.6	129.2
Stock-based compensation(a)	3.8	10.5	5.0	5.0	7.1	8.6	4.3	4.5
(Gain) loss on sale of assets(b)	(0.3)	(1.0)	(0.1)	(0.2)	0.2	(0.4)	0.2	(0.7)
Financing fees(c)	—	—	—	0.4	0.1	—	—	0.1
Acquisitions and other adjustments(d)	2.8	1.0	2.3	2.1	1.5	1.1	2.8	2.5
Adjusted EBITDA(e)	$210.5	$21.1	$39.9	$119.8	$211.2	$39.8	$38.9	$135.6
_____________________________________
(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents fees associated with our debt refinancing and debt amendments.
(d)    Represents the cost of inventory that was stepped up to fair value during the purchase accounting related to Devil Mountain, and also includes professional fees, performance bonuses, and retention and severance payments related to historical acquisitions. Although we have incurred purchase accounting adjustments, professional fees, performance bonuses, and retention and severance payments related to acquisitions in historical periods and expect to incur such fees and payments for any future acquisitions, we cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest of $0.9 million for the second quarter of 2024.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2024		2023
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Reported Net sales	$1,413.9	$904.8	$1,353.7	$837.4
Organic Sales(a)	1,291.5	840.7	1,334.5	835.8
Acquisition contribution(b)	122.4	64.1	19.2	1.6
Selling Days	64	64	64	64
Organic Daily Sales	$20.2	$13.1	$20.9	$13.1
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the three and six months ended June 30, 2024, we repurchased 128,922 shares of our common stock at an average price per share of $153.84. As of June 30, 2024, the dollar value of shares that may yet be purchased under the share repurchase authorization was $343.8 million.
Our borrowing base capacity under the ABL Facility was $470.6 million as of June 30, 2024, after giving effect to $110.6 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $18.8 million. Our borrowing base capacity under the ABL Facility was $578.2 million as of December 31, 2023, after giving effect to $7.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $14.3 million. As of June 30, 2024, we had total cash and cash equivalents of $71.9 million, total gross long-term debt of $485.6 million, and total finance lease obligations (excluding interest) of $115.3 million.
Working capital was $1,006.6 million as of June 30, 2024, an increase of $179.6 million compared to $827.0 million as of December 31, 2023. The change in working capital was primarily attributable to the seasonality of our business.

The following table summarizes current and long-term material cash requirements related to our long-term debt as of June 30, 2024 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$485.6	$4.9	$480.7
Interest on long-term debt	$124.9	$30.2	$94.7
Our gross long-term debt balance increased $106.6 million since December 31, 2023. This increase was primarily attributable to funding the seasonal increase in our working capital and our acquisition investments. We have current maturities on our long-term debt of $4.9 million, which includes $3.8 million related to the term loan facility and $1.1 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of June 30, 2024 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of June 30, 2024. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt increased $12.5 million since December 31, 2023 to $124.9 million, primarily due to the increase in borrowings under the ABL Facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Six Months Ended
Net cash provided by (used in):	June 30, 2024	July 2, 2023
Operating activities	$48.1	$101.2
Investing activities	$(119.8)	$(74.9)
Financing activities	$61.4	$14.0
Cash flow provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $48.1 million compared to $101.2 million for the six months ended July 2, 2023. The decrease in cash provided by operating activities reflects a larger seasonal increase in working capital.
Cash flow used in investing activities
Net cash used in investing activities was $119.8 million for the six months ended June 30, 2024 compared to $74.9 million for the six months ended July 2, 2023. The increase reflects higher acquisition investments in the first six months of 2024 compared to the same period of 2023. Capital expenditures were $21.0 million for the first six months of 2024 compared to $16.3 million for the same period of 2023 due to increased investment in material handling equipment used in our branches.
Cash flow provided by financing activities
Net cash provided by financing activities was $61.4 million for the six months ended June 30, 2024 compared to $14.0 million for the six months ended July 2, 2023. The increase primarily reflects higher borrowings under the ABL Facility to fund the larger seasonal increase in working capital and our acquisition investments during the first six months of 2024 compared to the same period of 2023.

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
On March 27, 2023, Landscape Holding entered into the Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occurred within the first 12 months after the date of the initial funding of the New Term Loans. The interest rate on the outstanding balance of the New Term Loans was 7.45841% as of June 30, 2024.
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
Subsequent Event
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for an aggregate principal amount of approximately $392.7 million in term loans (“Tranche B Term Loans”), and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to pay fees, costs and expenses related to the foregoing transactions, and (iii) to finance the working capital, capital expenditures, business requirements and for general corporate purposes of Holding and its subsidiaries. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six-months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030.
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
The interest rate on outstanding balances under the ABL Facility ranged from 6.55130% to 6.55252% as of June 30, 2024 and was 6.69508% as of December 31, 2023. The commitment fee paid on unfunded amounts was 0.25% and 0.25% as of June 30, 2024 and December 31, 2023, respectively.
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

Subsidiary ABL Facility
In connection with our acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.
Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 7.42918% as of June 30, 2024.
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
During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments. As of June 30, 2024, the outstanding amount of $1.1 million was classified as Long-term debt, current portion on our Consolidated Balance Sheets.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the purchases of our common stock made during the three months ended June 30, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2024 - May 5, 2024	65,131	$152.94	65,131	$353.7
May 6, 2024 - June 2, 2024	63,791	$154.75	63,791	$343.8
June 3, 2024 - June 30, 2024	—	$—	—	$343.8
Total	128,922	$153.84	128,922	$343.8
______________
(a) In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, the following directors or executive officers adopted, modified, or terminated contracts, instructions, or written plans for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

					Plans
Name	Title	Action	Adoption / Termination Date	Expiration Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate # of Securities to be Purchased/Sold
Fred M. Diaz	Director	Adoption	May 3, 2024	August 5, 2024	X		878
Briley Brisendine	Executive Vice President, General Counsel and Secretary	Adoption	May 21, 2024	December 31, 2025	X		36,035
Doug Black(a)	Chief Executive Officer, Chairman of the Board of Directors	Termination	June 18, 2024	November 29, 2024	X		120,000
______________
(a) This written plan was adopted on August 29, 2023. A total of 60,000 shares were sold under this written plan prior to its termination.

Item 6. Exhibits

Exhibit Number	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed on May 13, 2024.

10.1†	Summary of Non-Employee Director Compensation, as amended and restated on May 7, 2024.

10.2
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of July 2, 2024, by and among SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed on July 2, 2024.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	July 31, 2024	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)