Form 10-Q
period 2024-09-29
SiteOne Landscape Supply, Inc.
filed 2024-10-30
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of October 25, 2024
Common Stock, $0.01 par value per share	45,120,885

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
•severe weather and climate conditions, such as Hurricanes Helene and Milton;
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
•threats from terrorism, violence, uncertain political conditions (including as a result of the upcoming 2024 elections), and geopolitical conflicts such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip, and general unrest in the Middle East;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	September 29, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$85.5	$82.5
Accounts receivable, net of allowance for doubtful accounts of $25.8 and $27.3, respectively	574.9	490.6
Inventory, net	884.9	771.2
Income tax receivable	4.0	—
Prepaid expenses and other current assets	91.4	61.0
Total current assets	1,640.7	1,405.3

Property and equipment, net (Note 5)	288.4	249.4
Operating lease right-of-use assets, net (Note 7)	419.9	388.9
Goodwill (Note 6)	509.9	485.5
Intangible assets, net (Note 6)	268.3	280.8
Deferred tax assets	7.2	5.3
Other assets	11.8	13.7
Total assets	$3,146.2	$2,828.9

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$327.8	$270.8
Current portion of finance leases (Note 7)	28.1	21.8
Current portion of operating leases (Note 7)	86.1	83.6
Accrued compensation	67.5	74.2
Long-term debt, current portion (Note 9)	4.7	5.3
Income tax payable	—	8.0
Accrued liabilities	134.8	114.6
Total current liabilities	649.0	578.3

Other long-term liabilities	10.5	11.5
Finance leases, less current portion (Note 7)	96.1	69.8
Operating leases, less current portion (Note 7)	342.2	313.3
Deferred tax liabilities	—	2.3
Long-term debt, less current portion (Note 9)	405.9	367.6
Total liabilities	1,503.7	1,342.8

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	19.2	—

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,583,961 and 45,404,091 shares issued, and 45,118,918 and 45,082,070 shares outstanding at September 29, 2024 and December 31, 2023, respectively	0.5	0.5
Additional paid-in capital	620.9	601.8
Retained earnings	1,061.6	916.3
Accumulated other comprehensive income (loss)	(1.4)	4.2
Treasury stock, at cost, 465,043 and 322,021 shares at September 29, 2024 and December 31, 2023, respectively	(58.3)	(36.7)
Total stockholders' equity	1,623.3	1,486.1
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,146.2	$2,828.9
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales	$1,208.8	$1,145.1	$3,527.5	$3,336.2
Cost of goods sold	797.8	757.0	2,305.0	2,171.6
Gross profit	411.0	388.1	1,222.5	1,164.6

Selling, general and administrative expenses	349.1	311.8	1,020.6	923.8
Other income	8.0	4.9	15.3	11.4
Operating income	69.9	81.2	217.2	252.2

Interest and other non-operating expenses, net	9.5	6.4	25.2	20.6
Income before taxes	60.4	74.8	192.0	231.6
Income tax expense	15.8	17.5	46.1	54.8
Net income	44.6	57.3	145.9	176.8

Less: Net income attributable to non-controlling interest	0.2	—	0.6	—

Net income attributable to SiteOne	$44.4	$57.3	$145.3	$176.8

Net income per common share:
Basic	$0.98	$1.27	$3.21	$3.92
Diluted	$0.97	$1.25	$3.18	$3.87
Weighted average number of common shares outstanding:
Basic	45,229,528	45,149,650	45,253,447	45,096,404
Diluted	45,572,078	45,747,398	45,647,670	45,690,285
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income	$44.6	$57.3	$145.9	$176.8
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	(1.4)	(1.0)	(0.1)
Interest rate swaps - net unrealized gains (losses) and reclassifications into earnings, net of taxes of $0.9, $0.4, $1.6, and $0.7 respectively	(2.4)	(1.0)	(4.6)	(1.9)
Total other comprehensive loss	(1.7)	(2.4)	(5.6)	(2.0)
Comprehensive income	42.9	54.9	140.3	174.8
Less: Comprehensive income attributable to non-controlling interest	0.2	—	0.6	—
Comprehensive income attributable to SiteOne	$42.7	$54.9	$139.7	$174.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1	$—
Net loss attributable to SiteOne	—	—	—	(19.3)	—	—	(19.3)	—
Other comprehensive loss	—	—	—	—	(1.9)	—	(1.9)	—
Issuance of common shares under stock-based compensation plan	116.6	—	(1.6)	—	—	—	(1.6)	—
Stock-based compensation	—	—	10.5	—	—	—	10.5	—
Balance at March 31, 2024	45,198.7	$0.5	$610.7	$897.0	$2.3	$(36.7)	$1,473.8	$—
Net income attributable to SiteOne	—	—	—	120.2	—	—	120.2	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.4
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	18.6
Issuance of common shares under stock-based compensation plan	49.9	—	0.9	—	—	—	0.9	—
Stock-based compensation	—	—	3.8	—	—	—	3.8	—
Repurchases of common shares	(128.9)	—	—	—	—	(19.8)	(19.8)	—
Balance at June 30, 2024	45,119.7	$0.5	$615.4	$1,017.2	$0.3	$(56.5)	$1,576.9	$19.0
Net income attributable to SiteOne	—	—	—	44.4	—	—	44.4	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.2
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)	—
Issuance of common shares under stock-based compensation plan	13.3	—	0.3	—	—	—	0.3	—
Stock-based compensation	—	—	5.2	—	—	—	5.2	—
Repurchases of common shares	(14.1)	—	—	—	—	(1.8)	(1.8)	—
Balance at September 29, 2024	45,118.9	$0.5	$620.9	$1,061.6	$(1.4)	$(58.3)	$1,623.3	$19.2

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9	$—
Net loss attributable to SiteOne	—	—	—	(4.5)	—	—	(4.5)	—
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)	—
Issuance of common shares under stock-based compensation plan	62.9	—	(2.6)	—	—	—	(2.6)	—
Stock-based compensation	—	—	8.6	—	—	—	8.6	—
Balance at April 2, 2023	44,979.2	$0.5	$583.1	$738.4	$6.0	$(25.3)	$1,302.7	$—
Net income attributable to SiteOne	—	—	—	124.0	—	—	124.0	—
Other comprehensive income	—	—	—	—	2.1	—	2.1	—
Issuance of common shares under stock-based compensation plan	62.7	—	(0.9)	—	—	—	(0.9)	—
Stock-based compensation	—	—	7.1	—	—	—	7.1	—
Balance at July 2, 2023	45,041.9	$0.5	$589.3	$862.4	$8.1	$(25.3)	$1,435.0	$—
Net income attributable to SiteOne	—	—	—	57.3	—	—	57.3	—
Other comprehensive loss	—	—	—	—	(2.4)	—	(2.4)	—
Issuance of common shares under stock-based compensation plan	67.7	—	0.6	—	—	—	0.6	—
Stock-based compensation	—	—	5.0	—	—	—	5.0	—
Balance at October 1, 2023	45,109.6	$0.5	$594.9	$919.7	$5.7	$(25.3)	$1,495.5	$—
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 29, 2024	October 1, 2023
Cash Flows from Operating Activities:
Net income	$145.9	$176.8
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	55.3	46.1
Stock-based compensation	19.5	20.7
Amortization of software and intangible assets	48.1	47.0
Amortization of debt related costs	1.0	0.9
Loss on extinguishment of debt	1.8	—
Gain on sale of equipment	(1.0)	(0.4)
Other	(5.8)	(3.8)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(72.4)	(68.8)
Inventory	(44.2)	(45.4)
Income tax receivable	(4.0)	7.2
Prepaid expenses and other assets	(28.1)	(37.2)
Accounts payable	47.2	55.2
Income tax payable	(8.0)	—
Accrued expenses and other liabilities	8.7	(8.4)
Net Cash Provided By Operating Activities	$164.0	$189.9

Cash Flows from Investing Activities:
Purchases of property and equipment	(31.0)	(24.1)
Purchases of intangible assets	(3.4)	(5.3)
Acquisitions, net of cash acquired	(110.4)	(181.7)
Proceeds from the sale of property and equipment	4.5	1.9
Net Cash Used In Investing Activities	$(140.3)	$(209.2)

Cash Flows from Financing Activities:
Equity proceeds from common stock	5.1	3.0
Repurchases of common shares	(21.6)	(0.6)
Borrowings under term loan	220.1	120.0
Repayments under term loan	(197.0)	(2.2)
Borrowings on asset-based credit facilities	360.9	434.3
Repayments on asset-based credit facilities	(354.9)	(461.8)
Payments of debt issuance costs	(2.2)	(1.8)
Payments on finance lease obligations	(19.4)	(13.2)
Payments of acquisition related contingent obligations	(4.7)	(5.6)
Other financing activities	(6.8)	(7.0)
Net Cash (Used In) Provided By Financing Activities	$(20.5)	$65.1

Effect of exchange rate on cash	(0.2)	—
Net change in cash	3.0	45.8
Cash and cash equivalents:
Beginning	82.5	29.1
Ending	$85.5	$74.9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$23.0	$19.8
Cash paid during the year for income taxes	$56.3	$46.0
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and total assets in Canada for all periods presented. As of September 29, 2024, the Company had over 700 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the nine months ended September 29, 2024.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	143,022	$151.46	$342.0

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 29, 2024 (the “2024 Fiscal Year”) and December 31, 2023 (the “2023 Fiscal Year”) both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended September 29, 2024 and October 1, 2023 both include 13 weeks. The nine months ended September 29, 2024 and October 1, 2023 both include 39 weeks.

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

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Landscaping products(a)	$936.1	$887.8	$2,735.8	$2,599.9
Agronomic and other products(b)	272.7	257.3	791.7	736.3
	$1,208.8	$1,145.1	$3,527.5	$3,336.2
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

As of September 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $18.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of September 29, 2024 and December 31, 2023, contract liabilities were $18.5 million and $12.4 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the nine months ended September 29, 2024 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $7.7 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $110.1 million and $187.5 million and deferred contingent consideration of $6.0 million and $11.3 million for the nine months ended September 29, 2024 and October 1, 2023, respectively. As of September 29, 2024, the Company completed the following acquisitions since the start of the 2023 Fiscal Year:
•In July 2024, the Company acquired the assets and assumed the liabilities of Millican Nurseries, LLC (“Millican Nurseries”). With one location in Chichester, New Hampshire, Millican Nurseries is a wholesale distributor of nursery products to landscape professionals.
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

The following table provides additional details related to the swap contracts designated as hedging instruments as of September 29, 2024:

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

The Company recognizes the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts are subject to master netting arrangements. The Company has elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023 (in millions):

	Derivative Assets
	September 29, 2024		December 31, 2023
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$3.5	Prepaid expenses and other current assets	$8.4
	Other assets	—	Other assets	1.3
Total derivative assets		$3.5		$9.7

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

For the three and nine months ended September 29, 2024 and October 1, 2023, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate swap contracts expected to be reclassified to earnings during the next twelve months was $2.6 million as of September 29, 2024. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.

The tables below provide details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and nine months ended September 29, 2024 and October 1, 2023 (in millions):

	Three Months Ended
	September 29, 2024			October 1, 2023
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(0.9)	Interest and other non-operating expenses, net	$2.4	$1.2	Interest and other non-operating expenses, net	$2.6

	Nine Months Ended
	September 29, 2024			October 1, 2023
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recorded in OCI	Classification of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$1.1	Interest and other non-operating expenses, net	$7.3	$4.2	Interest and other non-operating expenses, net	$6.9

For the three months ended September 29, 2024 and October 1, 2023, there was no gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments.

The table below provides details regarding gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments for the nine months ended September 29, 2024 and October 1, 2023 (in millions):

		Nine Months Ended
		Gain (Loss) Reclassified from AOCI into Income
Derivatives not designated as hedging instruments	Location of Gain (Loss)	September 29, 2024	October 1, 2023
Interest rate contracts	Interest and other non-operating expenses, net	$—	$(0.1)

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

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	September 29, 2024	December 31, 2023
Land	$13.2	$13.2
Buildings and leasehold improvements:
Buildings	9.1	8.4
Leasehold improvements	77.2	55.7
Branch equipment	131.2	121.5
Office furniture and fixtures and vehicles:
Office furniture and fixtures	33.8	30.4
Vehicles	70.5	77.5
Finance lease right-of-use assets	201.1	151.0
Mineral rights	2.2	2.2
Construction in progress	17.3	14.0
Total property and equipment, gross	555.6	473.9
Less: accumulated depreciation and amortization	267.2	224.5
Property and equipment, net	$288.4	$249.4

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $19.5 million and $55.3 million for the three and nine months ended September 29, 2024, and $15.1 million and $46.1 million for the three and nine months ended October 1, 2023, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at September 29, 2024 and December 31, 2023 were $20.5 million and $19.7 million, less accumulated amortization of $12.4 million and $11.1 million, respectively. Amortization of these software costs was $0.8 million and $2.0 million for the three and nine months ended September 29, 2024, and $0.2 million and $0.5 million for the three and nine months ended October 1, 2023, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	January 1, 2024	January 2, 2023
	to September 29, 2024	to December 31, 2023
Beginning balance	$485.5	$411.9
Goodwill acquired during the period(a)	23.8	75.4
Goodwill adjusted during the period	0.6	(1.8)
Ending balance	$509.9	$485.5
______________
(a)    Additions to goodwill during the nine months ended September 29, 2024 related to the acquisitions completed in 2024 as described in Note 3.

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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		September 29, 2024			December 31, 2023
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.6 years	$579.8	$335.1	$244.7	$551.8	$295.7	$256.1
Trademarks and other	3.2 years	53.7	30.1	23.6	49.5	24.8	24.7
Total intangibles		$633.5	$365.2	$268.3	$601.3	$320.5	$280.8
During the nine months ended September 29, 2024, the Company recorded $33.4 million of intangible assets, including $28.0 million in Customer relationship intangibles and $5.4 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $26.7 million and $5.4 million, respectively, as a result of the acquisitions completed in 2024 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles was $1.3 million.

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

Amortization expense for intangible assets was $15.6 million and $46.1 million for the three and nine months ended September 29, 2024, and $16.0 million and $46.5 million for the three and nine months ended October 1, 2023, respectively.

Total future amortization estimated as of September 29, 2024 is as follows (in millions):

Fiscal year ending:
2024 (remainder)	$14.8
2025	52.7
2026	43.3
2027	34.1
2028	26.4
Thereafter	97.0
Total future amortization	$268.3

Note 7.    Leases

The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years or more. The exercises of lease renewal options are at the Company’s sole discretion. Finance lease obligations consist primarily of the Company’s vehicle fleet. Certain leases include options to purchase the leased property. ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. As most of the Company's operating leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities and are expensed as incurred and recorded as variable lease expense. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets.

The components of lease expense were as follows (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$7.5	$5.2	$20.5	$14.1
Amortization of right-of-use assets	Cost of goods sold	0.2	—	0.5	—
Interest on lease liabilities	Interest and other non-operating expenses, net	2.1	1.1	5.1	2.8
Operating lease cost	Cost of goods sold	1.8	2.0	5.9	6.1
Operating lease cost	Selling, general and administrative expenses	26.3	22.4	74.7	63.9
Short-term lease cost	Selling, general and administrative expenses	1.0	0.8	2.9	2.3
Short-term lease cost	Cost of goods sold	0.2	—	0.4	—
Variable lease cost	Selling, general and administrative expenses	0.5	0.5	2.1	1.1
Sublease income	Selling, general and administrative expenses	(0.3)	(0.2)	(0.8)	(0.6)
Total lease cost		$39.3	$31.8	$111.3	$89.7

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Information	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$2.1	$1.1	$5.1	$2.8
Operating cash flows from operating leases	$27.1	$24.7	$80.7	$68.9
Financing cash flows from finance leases	$7.1	$4.9	$19.4	$13.2
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$15.0	$12.5	$47.3	$36.5
Operating leases	$36.7	$22.8	$86.8	$95.5

The aggregate future lease payments for operating and finance leases as of September 29, 2024 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2024 (remainder)	$19.1	$9.0
2025	105.0	34.2
2026	87.5	31.0
2027	74.3	27.2
2028	60.4	23.2
2029	54.5	15.4
Thereafter	113.3	3.5
Total lease payments	514.1	143.5
Less: interest	85.8	19.3
Present value of lease liabilities	$428.3	$124.2

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	September 29, 2024	October 1, 2023
Weighted-average remaining lease term:
Finance leases	4.6 years	4.5 years
Operating leases	6.3 years	6.5 years
Weighted-average discount rate:
Finance leases	6.5%	5.7%
Operating leases	5.4%	5.0%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $4.1 million and $14.0 million for the three and nine months ended September 29, 2024, and $3.8 million and $13.2 million for the three and nine months ended October 1, 2023, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. The aggregate number of shares that may be issued under the 2020 Plan is 2,155,280 shares of which 2,015,682 shares remain available as of September 29, 2024.

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

A summary of stock-based compensation activities during the nine months ended September 29, 2024 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 31, 2023	837.0	239.5	54.7	62.5
Granted(a)	—	125.5	3.4	53.8
Exercised/Vested/Settled(a)(b)	(114.8)	(83.2)	—	(18.8)
Expired or forfeited	(2.1)	(8.4)	—	(1.1)
Outstanding as of September 29, 2024	720.1	273.4	58.1	96.4
______________
(a)    PSUs granted includes 2.0 thousand PSUs granted and settled during the nine months ended September 29, 2024 at greater than 100% of their original grant amount.
(b)    Does not include 25.1 thousand stock options and 46.3 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

The weighted average grant date fair value of awards granted were as follows:

	September 29, 2024	October 1, 2023
Stock options	$—	$72.27
RSUs	$156.01	$149.18
DSUs	$156.14	$148.09
PSUs(a)	$157.59	$148.89
______________
(a)    Includes PSUs granted and settled during the nine months ended September 29, 2024 and October 1, 2023 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Stock options(a)	$0.5	$0.7	$1.9	$3.9
RSUs(a)	3.2	3.1	15.2	11.9
DSUs	0.2	0.1	0.6	0.4
PSUs	1.3	1.1	1.8	4.5
Total stock-based compensation	$5.2	$5.0	$19.5	$20.7
______________
(a)    Stock-based compensation expense for the three and nine months ended September 29, 2024 and October 1, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $3.6 million related to RSUs for the nine months ended September 29, 2024, and $1.3 million related to stock options and $2.3 million related to RSUs for the nine months ended October 1, 2023.

A summary of unrecognized stock-based compensation expense was as follows:

	September 29, 2024		December 31, 2023
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$2.9	1.7 years	$4.9	2.3 years
RSUs	$26.4	2.6 years	$23.7	2.5 years
DSUs	$0.4	1.1 years	$0.2	0.9 years
PSUs	$8.2	2.0 years	$3.9	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	September 29, 2024	December 31, 2023
ABL facility	$20.0	$7.5
Subsidiary ABL facility	2.6	—
Term loans	392.7	369.6
Hybrid debt instruments	0.7	1.9
Total gross long-term debt	416.0	379.0
Less: unamortized debt issuance costs and discounts on debt	(5.4)	(6.1)
Total debt	$410.6	$372.9
Less: current portion	(4.7)	(5.3)
Total long-term debt	$405.9	$367.6

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $561.2 million and $578.2 million as of September 29, 2024 and December 31, 2023, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The interest rates on outstanding balances under the ABL Facility were 6.33577% as of September 29, 2024 and 6.69508% as of December 31, 2023. The commitment fees on unfunded amounts were 0.25% and 0.25% as of September 29, 2024 and December 31, 2023, respectively.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of September 29, 2024, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 7.30055% as of September 29, 2024. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of September 29, 2024.

Term Loans

The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Borrowers entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing term loans outstanding immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”). On March 27, 2023, Landscape Holding, as representative for the Borrowers, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”), to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement (the “Increase Supplement”) to the Second Amended and Restated Credit Agreement, providing for an additional $120.0 million of New Term Loans. On July 2, 2024, the Borrowers entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in term loans (the “Tranche B Term Loans”). The Tranche B Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Tranche B Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The Tranche B Term Loans mature on March 22, 2030.

Amendments of Term Loans

On July 2, 2024, the Company, through its subsidiaries Landscape Holding and Landscape, entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. The aggregate principal amount includes $172.6 million of cashless roll by existing lenders and $220.1 million of proceeds from new lenders. Repayments of $195.1 million were made to lenders who did not participate in the Tranche B Term Loans. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions.

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six-months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.95055% as of September 29, 2024.

The Second Amended and Restated Credit Agreement, as amended by the Second Amendment, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, restricted payments, restrictive agreements, sales of assets and subsidiary stock, transactions with affiliates, liens, fundamental changes, amendments, and lines of business. The negative covenants are subject to exceptions customary for transactions of the type.

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of September 29, 2024, the Company was in compliance with all of the Second Amendment covenants.

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

On March 27, 2023, the Company, through its subsidiary, Landscape Holding, entered into the Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bore interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%.

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

Interest Expense

During the three and nine months ended September 29, 2024, the Company incurred total interest expense of $9.5 million and $25.2 million, respectively, of which $5.7 million and $17.9 million related to interest on the asset-based credit facilities and the term loans for the three and nine months ended September 29, 2024, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Second Amendment, unamortized debt issuance costs and discounts in the amount of $1.8 million were written off to expense and new debt fees and issuance costs of $2.2 million were capitalized during the three and nine months ended September 29, 2024, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $0.3 million and $1.0 million for the three and nine months ended September 29, 2024, respectively. The remaining $1.7 million and $4.5 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and nine months ended September 29, 2024, respectively.

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

Hybrid Debt Instruments

During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets for the interest rate swap arrangements executed on March 23, 2021 that were determined to be hybrid debt instruments. As of September 29, 2024, the outstanding amount of $0.7 million was classified as Long-term debt, current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 24.0% for the nine months ended September 29, 2024 and approximately 23.7% for the nine months ended October 1, 2023. The increase in the effective rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $2.9 million for the nine months ended September 29, 2024, and $4.3 million for the nine months ended October 1, 2023. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended September 29, 2024 and October 1, 2023, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Note 11.     Commitments and Contingencies

Environmental Liability

As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of September 29, 2024 and December 31, 2023, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of September 29, 2024 and December 31, 2023, respectively.

Letters of Credit

As of September 29, 2024 and December 31, 2023, outstanding letters of credit were $18.8 million and $14.3 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12.     Earnings (Loss) Per Share

The Company computes basic EPS by dividing Net income (loss) attributable to SiteOne by the weighted average number of common shares outstanding for the period. The Company includes vested RSUs, DSUs, and PSUs that have not been settled in common shares in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such shares issuable are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of RSUs and stock options are used to repurchase common shares at the average market price during the period, thus reducing the dilutive effect. RSUs and stock options with assumed proceeds per unit above the Company’s average share price for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Shares used in the computation of basic earnings per share	45,229,528	45,149,650	45,253,447	45,096,404
Effect of dilutive securities:
Stock options	305,791	500,837	349,696	515,888
RSUs and PSUs	23,309	86,100	32,712	68,615
DSUs	13,450	10,811	11,815	9,378
Shares used in the computation of diluted earnings per share	45,572,078	45,747,398	45,647,670	45,690,285

The diluted earnings per common share calculation for the three months ended September 29, 2024 and October 1, 2023 excluded the effect of 183,776 and 183,837 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the nine months ended September 29, 2024 and October 1, 2023 excluded the anti-dilutive effect of 190,469 and 180,154 potential shares of common stock, respectively.

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
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of September 29, 2024, we had over 700 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 160,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
The third quarter and first nine months of 2024 presented ongoing economic challenges, characterized by weakness in the repair and upgrade end market and commodity price deflation, particularly in PVC pipe and grass seed. Consumer discretionary spending on outdoor living has declined amid the current economic environment. While the Federal Reserve’s 50 basis point rate cut late in the third quarter provided some relief, we anticipate continued pressure on Net sales growth and Net income through the remainder of 2024 due to elevated interest rates, tighter financial markets, reduced consumer spending, persistent commodity price deflation, and general market and political uncertainty. Organic Daily Sales declined 1% and 2% for the three and nine months ended September 29, 2024, respectively, with price deflation reducing Organic Daily Sales by approximately 3% in both periods. Net sales grew 6% for the three and nine months ended September 29, 2024, respectively, primarily driven by acquisitions. The negative pricing trend that began in the second half of the 2023 Fiscal Year is expected to persist through the remainder of 2024, with price deflation projected to be approximately 3% for the 2024 Fiscal Year, exceeding our initial anticipated range of down 1% to 2%. Gross margin increased 10 basis points in the third quarter and decreased 20 basis points for the nine-month period ended September 29, 2024. The positive impact from higher-margin acquisitions was offset by lower price realization on a year-to-date basis. Selling, general and administrative expenses (“SG&A”) increased 12% and 10% for the three and nine months ended September 29, 2024, respectively, primarily reflecting the impact of acquisitions. Net income attributable to SiteOne decreased to $44.4 million in the third quarter of 2024 from $57.3 million in the same period of 2023, and declined to $145.3 million for the nine months ended September 29, 2024, from $176.8 million for the same prior year period. These decreases were primarily due to lower price realization and the Organic Daily Sales decrease resulting from price deflation. Net cash provided by operating activities decreased to $164.0 million for the nine months ended September 29, 2024, compared to $189.9 million for the same prior year period, reflecting the decline in Net income.

Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels compared to the three-year pandemic peak. Increases in home values, lack of affordable new homes, and elevated mortgage interest rates for prolonged periods have resulted in homeowners staying in their homes for longer periods. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, reduced levels of inflation, moderation of interest rates, and continued interest in outdoor living. We are confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. With a robust acquisition pipeline and a flexible business model, we remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities.

As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. Our strong balance sheet and liquidity position provide the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases through the evolving market conditions. We continue to closely monitor the impact on our business and the related uncertainties and risks of declining prices and softer markets resulting from the challenging market conditions described above as well as the potential effects of uncertain political conditions and geopolitical conflicts, such as the upcoming 2024 elections, the ongoing war in Ukraine, the conflict in the Gaza Strip, and general unrest in the Middle East. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the 2023 Fiscal Year for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal years ending December 29, 2024 (the “2024 Fiscal Year”) and December 31, 2023 (the “2023 Fiscal Year”) both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended September 29, 2024 and October 1, 2023 both included 13 weeks. The nine months ended September 29, 2024 and October 1, 2023 both included 39 weeks.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired companies and seek to achieve synergies. As of September 29, 2024, we completed the following acquisitions since the start of the 2023 Fiscal Year:
•In July 2024, we acquired the assets and assumed the liabilities of Millican Nurseries, LLC (“Millican Nurseries”). With one location in Chichester, New Hampshire, Millican Nurseries is a wholesale distributor of nursery products to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended September 29, 2024 and October 1, 2023 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	September 29, 2024		October 1, 2023		September 29, 2024		October 1, 2023
Net sales	$1,208.8	100.0%	$1,145.1	100.0%	$3,527.5	100.0%	$3,336.2	100.0%
Cost of goods sold	797.8	66.0%	757.0	66.1%	2,305.0	65.3%	2,171.6	65.1%
Gross profit	411.0	34.0%	388.1	33.9%	1,222.5	34.7%	1,164.6	34.9%
Selling, general and administrative expenses	349.1	28.9%	311.8	27.2%	1,020.6	28.9%	923.8	27.7%
Other income	8.0	0.7%	4.9	0.4%	15.3	0.4%	11.4	0.3%
Operating income	69.9	5.8%	81.2	7.1%	217.2	6.2%	252.2	7.6%
Interest and other non-operating expenses, net	9.5	0.8%	6.4	0.6%	25.2	0.7%	20.6	0.6%
Income tax expense	15.8	1.3%	17.5	1.5%	46.1	1.3%	54.8	1.6%
Net income	44.6	3.7%	57.3	5.0%	145.9	4.1%	176.8	5.3%
Less: Net income attributable to non-controlling interest	0.2	—%	—	—%	0.6	—%	—	—%
Net income attributable to SiteOne	$44.4	3.7%	$57.3	5.0%	$145.3	4.1%	$176.8	5.3%
Net sales
Net sales for the three months ended September 29, 2024 increased 6% to $1,208.8 million as compared to $1,145.1 million for the three months ended October 1, 2023, and increased 6% to $3,527.5 million for the nine months ended September 29, 2024 compared to $3,336.2 million for the nine months ended October 1, 2023. These increases were primarily due to contributions from acquisitions. Organic Daily Sales decreased 1% in the third quarter of 2024 and 2% for the nine months ended September 29, 2024 primarily due to commodity price deflation. Based upon year-over-year price changes in our highest selling SKUs, we estimate price deflation reduced Organic Daily Sales by 3% for the three and nine months ended September 29, 2024. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 2% in the third quarter of 2024 and increased 3% for the nine months ended September 29, 2024 primarily due to strong volume growth resulting from lower prices and solid end market demand. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) decreased 2% in the third quarter of 2024 and 3% for the nine months ended September 29, 2024 reflecting price deflation and weaker demand in the repair and remodel end market. Acquisitions contributed $77.3 million, or 7%, to the Net sales growth for the third quarter of 2024 and $243.0 million, or 7%, to the Net sales growth for the nine months ended September 29, 2024.
Cost of goods sold
Cost of goods sold increased 5% to $797.8 million for the three months ended September 29, 2024 compared to $757.0 million for the three months ended October 1, 2023, and increased 6% to $2,305.0 million for the nine months ended September 29, 2024 compared to $2,171.6 million for the nine months ended October 1, 2023. The increase in Cost of goods sold for the three and nine months ended September 29, 2024 was primarily attributable to acquisitions.

Gross profit and gross margin
Gross profit increased 6% to $411.0 million for the three months ended September 29, 2024 compared to $388.1 million for the three months ended October 1, 2023, and increased 5% to $1,222.5 million for the nine months ended September 29, 2024 compared to $1,164.6 million for the nine months ended October 1, 2023. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin increased 10 basis points to 34.0% for the third quarter of 2024 as compared to 33.9% for the third quarter of 2023 primarily due to contributions from acquisitions with higher gross margins, partially offset by lower price realization. Gross margin decreased 20 basis points to 34.7% for the nine months ended September 29, 2024 compared to 34.9% for the nine months ended October 1, 2023. The decrease in gross margin is primarily due to lower price realization.
Selling, general and administrative expenses
SG&A increased 12% to $349.1 million for the three months ended September 29, 2024 compared to $311.8 million for the three months ended October 1, 2023, and increased 10% to $1,020.6 million for the nine months ended September 29, 2024 compared to $923.8 million for the nine months ended October 1, 2023. SG&A as a percentage of Net sales increased 170 basis points to 28.9% for the three months ended September 29, 2024 compared to 27.2% for the third quarter of 2023, and increased 120 basis points to 28.9% for the nine months ended September 29, 2024 compared to 27.7% for the nine months ended October 1, 2023. These increases were primarily due to the impact of acquisitions. Depreciation and amortization expense increased $4.6 million to $35.9 million for the three months ended September 29, 2024, compared to $31.3 million for the three months ended October 1, 2023, and increased $10.3 million to $103.4 million for the nine months ended September 29, 2024 compared to $93.1 million for the nine months ended October 1, 2023. The increase in depreciation and amortization for the three and nine months ended September 29, 2024 was primarily attributable to our acquisitions.
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $3.1 million to $9.5 million for the three months ended September 29, 2024 compared to $6.4 million for the three months ended October 1, 2023, and increased $4.6 million to $25.2 million for the nine months ended September 29, 2024 compared to $20.6 million for the nine months ended October 1, 2023. The increase in interest expense was primarily due to higher average borrowings and the Loss on extinguishment of debt of $1.8 million during the three and nine months ended September 29, 2024 as compared to the same periods of 2023.
Income tax expense
Income tax expense was $15.8 million the three months ended September 29, 2024 compared to $17.5 million for the three months ended October 1, 2023. The effective tax rate was 26.2% for the three months ended September 29, 2024 compared to 23.4% for the three months ended October 1, 2023. The increase in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $0.1 million were recognized for the three months ended September 29, 2024 as compared to $2.4 million for the three months ended October 1, 2023.
Income tax expense was $46.1 million for the nine months ended September 29, 2024 as compared to $54.8 million for the nine months ended October 1, 2023. The effective tax rate was 24.0% for the nine months ended September 29, 2024 compared to 23.7% for the nine months ended October 1, 2023. The increase in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $2.9 million were recognized for the nine months ended September 29, 2024 as compared to $4.3 million for the nine months ended October 1, 2023.
Net income attributable to non-controlling interest
Net income attributable to non-controlling interest was $0.2 million for the three months ended September 29, 2024 and $0.6 million for the nine months ended September 29, 2024 as a result of the acquisition of Devil Mountain. There was no Net income attributable to non-controlling interest for the three and nine months ended October 1, 2023.
Net income attributable to SiteOne
Net income attributable to SiteOne decreased $12.9 million to $44.4 million for the three months ended September 29, 2024 as compared to $57.3 million for the three months ended October 1, 2023, and decreased $31.5 million to $145.3 million for the nine months ended September 29, 2024 compared to $176.8 million for the nine months ended October 1, 2023. The decrease in Net income attributable to SiteOne for the three and nine months ended September 29, 2024 was primarily due to lower price realization and the Organic Daily Sales decrease resulting from price deflation.

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

(In millions, except per share information and percentages)
	2024			2023				2022
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Net sales	$1,208.8	$1,413.9	$904.8	$965.0	$1,145.1	$1,353.7	$837.4	$890.0
Cost of goods sold	797.8	903.6	603.6	638.4	757.0	864.3	550.3	587.4
Gross profit	411.0	510.3	301.2	326.6	388.1	489.4	287.1	302.6
Selling, general and administrative expenses	349.1	343.8	327.7	332.8	311.8	320.6	291.4	304.6
Other income, net	(8.0)	(3.1)	(4.2)	(4.3)	(4.9)	(2.5)	(4.0)	(2.0)
Operating income (loss)	69.9	169.6	(22.3)	(1.9)	81.2	171.3	(0.3)	—
Interest and other non-operating expenses, net	9.5	9.0	6.7	6.5	6.4	7.3	6.9	5.5
Income tax expense (benefit)	15.8	40.0	(9.7)	(5.0)	17.5	40.0	(2.7)	(4.6)
Net income (loss)	$44.6	$120.6	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)
Less: Net income attributable to non-controlling interest	0.2	0.4	—	—	—	—	—	—
Net income (loss) attributable to SiteOne	$44.4	$120.2	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)
Net income (loss) per common share:
Basic	$0.98	$2.66	$(0.43)	$(0.08)	$1.27	$2.75	$(0.10)	$(0.02)
Diluted	$0.97	$2.63	$(0.43)	$(0.08)	$1.25	$2.71	$(0.10)	$(0.02)
Adjusted EBITDA(a)	$114.8	$210.5	$21.1	$39.9	$119.8	$211.2	$39.8	$38.9

Net sales as a percentage of annual Net sales				22.4%	26.6%	31.5%	19.5%	22.2%
Gross profit as a percentage of annual Gross profit				21.9%	26.0%	32.8%	19.3%	21.3%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				9.7%	29.2%	51.4%	9.7%	8.4%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2024			2023				2022
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Reported Net income (loss)	$44.6	$120.6	$(19.3)	$(3.4)	$57.3	$124.0	$(4.5)	$(0.9)
Income tax expense (benefit)	15.8	40.0	(9.7)	(5.0)	17.5	40.0	(2.7)	(4.6)
Interest expense, net	9.5	9.0	6.7	6.5	6.4	7.3	6.9	5.5
Depreciation and amortization	35.9	34.6	32.9	34.6	31.3	31.0	30.8	31.6
EBITDA	105.8	204.2	10.6	32.7	112.5	202.3	30.5	31.6
Stock-based compensation(a)	5.2	3.8	10.5	5.0	5.0	7.1	8.6	4.3
(Gain) loss on sale of assets(b)	0.3	(0.3)	(1.0)	(0.1)	(0.2)	0.2	(0.4)	0.2
Financing fees(c)	0.5	—	—	—	0.4	0.1	—	—
Acquisitions and other adjustments(d)	3.0	2.8	1.0	2.3	2.1	1.5	1.1	2.8
Adjusted EBITDA(e)	$114.8	$210.5	$21.1	$39.9	$119.8	$211.2	$39.8	$38.9
_____________________________________
(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents fees associated with our debt refinancing and debt amendments.
(d)    Represents professional fees, performance bonuses, and retention and severance payments related to historical acquisitions, as well as the cost of inventory that was stepped up to fair value during the second quarter of 2024 related to the purchase accounting of Devil Mountain. We cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest of $0.8 million and $0.9 million for the third and second quarter of 2024, respectively.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2024			2023
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Reported Net sales	$1,208.8	$1,413.9	$904.8	$1,145.1	$1,353.7	$837.4
Organic Sales(a)	1,089.6	1,291.5	840.7	1,103.2	1,334.5	835.8
Acquisition contribution(b)	119.2	122.4	64.1	41.9	19.2	1.6
Selling Days	63	64	64	63	64	64
Organic Daily Sales	$17.3	$20.2	$13.1	$17.5	$20.9	$13.1
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the nine months ended September 29, 2024, we repurchased 143,022 shares of our common stock at an average price per share of $151.46. As of September 29, 2024, the dollar value of shares that may yet be purchased under the share repurchase authorization was $342.0 million.
Our borrowing base capacity under the ABL Facility was $561.2 million as of September 29, 2024, after giving effect to $20.0 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $18.8 million. Our borrowing base capacity under the ABL Facility was $578.2 million as of December 31, 2023, after giving effect to $7.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $14.3 million. As of September 29, 2024, we had total cash and cash equivalents of $85.5 million, total gross long-term debt of $416.0 million, and total finance lease obligations (excluding interest) of $124.2 million.
Working capital was $991.7 million as of September 29, 2024, an increase of $164.7 million compared to $827.0 million as of December 31, 2023. The change in working capital was primarily attributable to the seasonality of our business.

The following table summarizes current and long-term material cash requirements related to our long-term debt as of September 29, 2024 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$416.0	$4.7	$411.3
Interest on long-term debt	$153.9	$24.7	$129.2
Our gross long-term debt balance increased $37.0 million since December 31, 2023. This increase was primarily attributable to funding the seasonal increase in our working capital and our acquisition investments. We have current maturities on our long-term debt of $4.7 million, which includes $4.0 million related to the term loan facility and $0.7 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of September 29, 2024 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of September 29, 2024. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt increased $41.5 million since December 31, 2023 to $153.9 million, primarily due to the extension of the maturity date of the term loan facility as well as the increase in borrowings under the term loan facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Nine Months Ended
Net cash provided by (used in):	September 29, 2024	October 1, 2023
Operating activities	$164.0	$189.9
Investing activities	$(140.3)	$(209.2)
Financing activities	$(20.5)	$65.1
Cash flow provided by operating activities
Net cash provided by operating activities for the nine months ended September 29, 2024 was $164.0 million compared to $189.9 million for the nine months ended October 1, 2023. The decrease in cash provided by operating activities primarily reflects a decline in Net income during the first nine months of 2024 compared to the same period of 2023.
Cash flow used in investing activities
Net cash used in investing activities was $140.3 million for the nine months ended September 29, 2024 compared to $209.2 million for the nine months ended October 1, 2023. The decrease reflects lower acquisition investments in the first nine months of 2024 compared to the same period of 2023. Capital expenditures were $31.0 million for the first nine months of 2024 compared to $24.1 million for the same period of 2023 due to increased investment in branch improvements and information technology.
Cash flow (used in) provided by financing activities
Net cash used in financing activities was $(20.5) million for the nine months ended September 29, 2024 compared to net cash provided by financing activities of $65.1 million for the nine months ended October 1, 2023. The change in cash flows from financing activities primarily reflects lower borrowings to fund our acquisition investments during the first nine months of 2024 compared to the same period of 2023.

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
On July 2, 2024, Landscape Holding, as representative for the Borrowers, entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in term loans (the “Tranche B Term Loans”). The Tranche B Term Loans mature on March 22, 2030.
Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Tranche B Term Loans may be increased (or a new term loan facility, revolving credit facility, or letter of credit facility added) by up to (i) the greater of (a) $392.0 million and (b) 100% of Consolidated EBITDA (as defined in the Second Amendment) for the trailing 12-month period plus (ii) an additional amount that will not cause the net secured leverage ratio after giving effect to the incurrence of such additional amount and any use of proceeds thereof to exceed 4.00 to 1.00.
The Tranche B Term Loans are subject to mandatory prepayment provisions, covenants, and events of default. Failure to comply with these covenants and other provisions could result in an event of default under the Second Amendment. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Tranche B Term Loans to be immediately due and payable and enforce their interest in collateral pledged under the agreement.

Amendments of Term Loans
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six-months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.95055% as of September 29, 2024.
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
On March 27, 2023, Landscape Holding entered into the Sixth Amendment, which amended the Second Amended and Restated Credit Agreement to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. The New Term Loans bore interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%.
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
The Second Amendment contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants limit the ability of Landscape Holding and Landscape to:
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
The interest rates on outstanding balances under the ABL Facility were 6.33577% as of September 29, 2024 and 6.69508% as of December 31, 2023. The commitment fees on unfunded amounts were 0.25% and 0.25% as of September 29, 2024 and December 31, 2023, respectively.
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
Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 7.30055% as of September 29, 2024.
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

During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments. As of September 29, 2024, the outstanding amount of $0.7 million was classified as Long-term debt, current portion on our Consolidated Balance Sheets.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the purchases of our common stock made during the three months ended September 29, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
July 1, 2024 - Aug 4, 2024	—	$—	—	$343.8
Aug 5, 2024 - Sept 1, 2024	5,700	$129.99	5,700	$343.1
Sept 2, 2024 - Sept 29, 2024	8,400	$129.48	8,400	$342.0
Total	14,100	$129.69	14,100	$342.0
______________
(a) In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 29, 2024, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 29, 2024 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	October 30, 2024	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)