Form 10-K
period 2024-12-29
SiteOne Landscape Supply, Inc.
filed 2025-02-20
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2024, there were 45,119,721 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $5,399,556,652 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on June 28, 2024 (the last trading day of our most recently completed fiscal second quarter).
As of February 14, 2025, the number of shares of the registrant’s common stock outstanding were 44,964,924, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 29, 2024.

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
•severe weather and climate conditions;
•seasonality of our business and its impact on demand for our products;
•prices for the products we purchase may fluctuate, including as a result of commodity price deflation;
•market variables, including inflation and higher interest rates for prolonged periods;
•increases in operating costs;
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

PART I

    As used in this Annual Report on Form 10-K for the fiscal year ended December 29, 2024, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2024 Fiscal Year,” the “2023 Fiscal Year,” and the “2022 Fiscal Year” refer to the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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
Company Overview
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of December 29, 2024, we had over 690 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 170,000 stock keeping units (“SKUs”) including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation project take-offs, commercial project planning, generation of sales leads, business operations, and product support services, as well as a series of technical and business management seminars that we call SiteOne University.
    Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty, and drives repeat business. In addition, our broad product portfolio, convenient branch locations, and nationwide fleet of over 2,800 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from approximately 5,800 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products.
    We have a balanced mix of sales across product categories, construction sectors, and end markets. We derived approximately 61% of our 2024 Fiscal Year Net sales from the residential construction sector, 31% from the commercial (including institutional) construction sector, and 8% from the recreational and other construction sector. By end market, we derived approximately 35% of our 2024 Fiscal Year Net sales from the sale of products relating to new construction of homes, commercial buildings and facilities, and recreational spaces. These products primarily include irrigation, hardscapes, landscape accessories, nursery, and outdoor lighting. The sale of products relating to maintenance of existing residential, commercial, and recreational properties accounted for approximately 35% of our 2024 Fiscal Year Net sales. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. Fertilizer and control products are the primary products used in maintenance. Approximately 30% of our 2024 Fiscal Year Net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increases in existing home sales and rising consumer spending.

Net Sales for the 2024 Fiscal Year
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
Our Industry
    Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $25 billion in revenue in 2024. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, mortgage interest rates, commercial, recreational, and residential construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply industry, products sold for residential applications represent the largest construction sector, followed by the commercial, and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales, and each of control products, hardscapes, irrigation and outdoor lighting, and fertilizer and other products accounting for approximately one-tenth of industry sales.
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

Our Strategies
    Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Expand Organically
    Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 430,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to keep increasing our size and scale in customer, geographic, and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offerings for our customers at competitive prices and enhance our role as a critical player in the supply chain.
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
Execute on Identified Operational Initiatives
    We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. Additionally, we have continued to advance our digital initiative, to include the enhancement of our website and business-to-business (“B2B”) e-Commerce platform. The enhancements have increased connectivity with our customers and have resulted in better customer service as well as contributed to improvement in our profitability. We remain focused on delivering additional enhancements of our digital offering and believe we will continue to benefit from these and other operational initiatives.
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

Our Products and Services
    Our comprehensive portfolio of landscape products consists of approximately 170,000 SKUs from approximately 5,800 suppliers. Our product portfolio includes irrigation supplies, fertilizer and control products, hardscapes, landscape accessories, nursery goods, and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment required by items such as hardscapes and nursery goods provides us with a competitive advantage over many competitors who offer a more limited selection of product categories.
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

Proprietary Branded Products
    In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of LESCO®, SiteOne Green Tech®, and Pro-Trade® together accounted for approximately 14% of our 2024 Fiscal Year Net sales, the large majority of which is attributable to LESCO®.
LESCO®
    LESCO® is a premium brand and maintains strong brand awareness with golf and professional landscape contractors. Under the LESCO® brand, we offer formulations of fertilizer (liquid and granular), combination products (pesticides on a fertilizer carrier), control products (liquid and granular pesticides), specialty chemicals, turf seed, application equipment (engine powered and walk behind or other non-engine powered), paint, maintenance products like engine oil, ice melt, trimmer line, and soil tests. LESCO® products are sold through our branches and retail outlets such as The Home Depot.
SiteOne Green Tech®
    We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the SiteOne Green Tech® brand. The core SiteOne Green Tech® product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps, and hand-held remote control equipment.
Pro-Trade®
    We offer a line of professional-grade landscape lighting fixtures, LED lamps, and transformers, as well as irrigation and landscape supplies, under our Pro-Trade® brand. The Pro-Trade® line of products is sold exclusively through our branches and website. During the 2024 Fiscal Year, we added synthetic turf, turf accessories, garden hoses, torches, irrigation testers, and clamp meters to the Pro-Trade® offering. We plan to continue expanding our Pro-Trade® line of products in the 2025 Fiscal Year.
Portfolio
    We offer a line of premium plant varieties under our Portfolio brand. The Portfolio line of products is sold exclusively through our branches and website, and currently includes products specialized for the market, exclusive to the brand, or are improvements to the current plant standards in the industry. There are currently over 150 unique items in the line, in various sizes, including shrubs, trees, perennials, annuals, and bulbs with plans to continue expanding our Portfolio offerings in the 2025 Fiscal Year.
Solstice®
    In 2024, we launched a line of premium imported natural stone under our Solstice® brand. The Solstice® line is sold exclusively through our branches and website, and includes three collections of products designed for hardscape, pool deck, and vertical masonry projects. The mix of products includes coping, caps, steps, treads, pavers, and stone veneer in a variety of materials that range from high grade versions already present in the market to materials exclusive to SiteOne in our target markets. We plan to expand our Solstice® line of products in the 2025 Fiscal Year.
Services
    We offer a variety of complementary, value-added services to support the sale of our products. We believe these services are an important differentiator in establishing our value proposition to our customers.
Product Knowledge and Technical Expertise
    Consultative services provided by our local staff, many of whom are former landscape contractors or golf course superintendents, include product selection and support, assistance with design and implementation of landscape projects, and potential sales leads for new business opportunities. Our SiteOne University program provides customers with access to training and informational seminars that directly support the growth of their businesses. The program includes technical training, licensing, certifications, and business management seminars. In addition, our product category experts provide technical knowledge on the features and benefits of our products as well as installation techniques.

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
Partners Program
    We offer a loyalty rewards program, our Partners Program, which had approximately 52,000 enrolled customers as of December 29, 2024 and provides business and personal rewards, access to business services at preferred rates, and technical training and support. Reward points may be utilized, for example, for on-account credits, trips and special events, gift cards to major retailers, and SiteOne University courses and educational events. Access is also provided to preferred rate business services and includes, for example, payroll and select human resource services, cell phone services, office supplies, and fuel rebates. For the 2024 Fiscal Year, Partners Program participants accounted for approximately 60% of our Net sales.
Operational Structure
    Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide support functions.
    At the local market level, we organize our over 690 branches and approximately 630 outside sales representatives into 37 designated “areas” that each typically serve a defined geography, a large MSA, or a combination of MSAs in close proximity. Area Managers are responsible for the organization and talent planning, branch operations, sales and product delivery strategy, and financial performance of their respective areas. Area Managers are assisted by Area Business Managers and Area Sales Managers who are responsible for executing the local market and operating strategies as well as key initiatives to grow sales and profitability.
    We support our area teams with regional and divisional management as well as company-wide support functions by providing: management of business performance, development and execution of local strategies, sharing of best practices, execution and integration of acquisitions, finance and accounting expertise (including financial planning and analysis, credit/collections, payables, and other shared services), category management and procurement, supply chain (including planners and buyers), pricing strategies, marketing, and information technology. Our integrated branches utilize a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, delivery, financial support, data analytics, and performance reporting.
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
Branches
    Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers. Of our approximately 5,800 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantity shipments. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it difficult to source directly from those suppliers. Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.

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
Direct Distribution
    Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers, providing customers with sourcing and logistics support services for inventory management and delivery, and in many cases, these services are more economical than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution, but rather use our existing supplier relationships, marketing expertise, and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 6% of our 2024 Fiscal Year Net sales were from direct distribution.
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
Customers
    Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Our customer base consists of more than 430,000 firms and individuals, with our top 10 customers collectively accounting for less than 4% of our 2024 Fiscal Year Net sales, with no single customer accounting for more than 2% of Net sales. Small customers, with annual purchases of up to $25,000, made up 23% of our 2024 Fiscal Year Net sales. Medium customers, with annual purchases from $25,000 up to $150,000, made up 31% of our 2024 Fiscal Year Net sales. Large customers, with annual purchases over $150,000, made up 46% of our 2024 Fiscal Year Net sales. Some of our largest customers include BrightView, Weed Man, Aptive Environmental, Heartland, Yellowstone Landscape, The Home Depot, Sperber, and Davey Tree. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2024 Fiscal Year Net sales.
Suppliers
    We source our products from approximately 5,800 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer/chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products. Some of our largest suppliers include Hunter Industries, Rain Bird, Oldcastle, Cresline, NDS, Turf Care Supply, Envu, Toro, Spears Manufacturing, and Techo-Bloc. Purchases from our top 10 suppliers accounted for approximately 31% of total purchases for the 2024 Fiscal Year.

    We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and their strategic positioning. We typically have annual supplier agreements, and while they generally do not provide for specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. In certain cases, we enter into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, grass seed, and hardscape products, which may require us to purchase products in the future.
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
    We believe our top nine largest competitors include Heritage Landscape Supply Group (a subsidiary of The Home Depot), Ewing, Harrell’s, Horizon Distributors (a subsidiary of Pool Corporation), Target Specialty Products, BWI, Outdoor Living Supply, Central Turf and Irrigation Supply, and Howard Fertilizer and Chemical.
    We believe regional or local competitors comprise approximately 82% of the landscape supply industry based on 2024 Net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products, and availability of credit.
Human Capital Management and Sustainability
    At SiteOne, we believe our associates are our greatest asset and the safety, health, and wellness of our associates and their families is a top priority. The support we offer to our associates is an important part of our vision to be a great place to work and the employer of choice in the green industry.
    As of December 29, 2024, we employed approximately 8,300 associates, none of whom were affiliated with labor unions. We periodically administer a company-wide associate engagement survey, the most recent of which occurred in November 2023, and we believe that we have good relations with our associates. Approximately 92% of our associates are employed on a full-time, year-round basis. Our associate count currently includes approximately 460 seasonal associates, who are temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
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
    In the 2022 Fiscal Year, we launched SiteOne CARES, a grant assistance program designed to help our associates cope with unexpected financial challenges arising from personal hardships. We made an initial contribution of $75,000 to the SiteOne Cares fund and matched 100% of every associate contribution up to the first $25,000 of associate donations. As of December 29, 2024, we reached over $170,000 in associate donations since inception and have assisted 54 associates in need. In 2024, we made another contribution of $75,000 to the SiteOne Cares fund, with a commitment to match the next $25,000 in associate donations.
    In the 2022 Fiscal Year, we created a bonus program for our hourly associates and approximately 2,750 associates received payments under the program in 2022. In the 2024 Fiscal Year, approximately 3,300 associates received the bonus with payments totaling approximately $2.7 million. With the implementation of the program in 2022, all of our previously ineligible associates prior to program inception became eligible and continue to be eligible to receive a bonus. We continue to evaluate our compensation and benefits program to ensure we offer a competitive total rewards package.
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
    At SiteOne, we believe in the power of teamwork and in creating a great place to work for all our associates. We focus on creating a work environment that is respectful and supportive of each of our associates and which places the team first. We have several Associate Resource Groups (“ARGs”), which are voluntary, associate-led groups open to all SiteOne associates. ARGs support business objectives, foster an inclusive culture, and offer an avenue of development for associates. Our ARGs include the following:
•BR1DGE – BR1DGE provides a network for Black associates to be connected and supported.
•INSP1RE – INSP1RE fosters an inclusive culture with a focus on our extended Asian community – South Asia, South-East Asia, East Asia, Asian Pacific Islander, Asian American, and beyond.
•UN1DOS – UN1DOS attracts and retains engaged associates while enhancing SiteOne’s understanding of and relationships with Hispanic communities and customers.
•VETS1 – VETS1 fosters an environment of engaged associates while developing SiteOne’s understanding of and relationships with veteran associates, customers, and communities.
•W1GG – “Women in the Green Growing” promotes an environment of engaged associates while advocating female growth within SiteOne and the green industry.

Sustainability
    We also believe it is important to provide our stockholders with important information about our sustainability-related performance. As part of this commitment, we published our annual corporate responsibility report (“IMPACT Report”) in November 2024, which details our programs and progress across a number of important sustainability topics. Our IMPACT Report follows the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Financial Disclosures (“TCFD”) frameworks and includes the disclosure of quantitative metrics relevant to our business and industry. Among other examples of such commitment, we have identified certain short-, medium-, and long-term climate-related risks and opportunities for the Company’s business, strategy, and financial planning. We have also engaged a leading sustainability consultant to review our greenhouse gas (“GHG”) emissions inventory, develop a management plan, and oversee data collection and gap analysis, as well as have made several investments in technology and processes that will allow us to gather data and track our usage, including with respect to our fleet management services and our utility expense management services.
Service Marks, Trademarks, and Trade Names
    We hold various trademark registrations, including SiteOne®, LESCO®, SiteOne Green Tech®, Pro-Trade®, and Solstice®, which we consider important to our marketing activities. Generally, trademark rights have a perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations and the other trademarks associated with our business so long as they remain valuable to our business. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.
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
    These federal, state, provincial, and local laws and regulations include, but are not limited to, laws relating to consumer protection, wage and hour, deceptive trade practices, international trade, anti-bribery and anti-corruption, permitting and licensing, state contractor laws, workers’ safety, tax, healthcare reforms, collective bargaining and other labor matters, environmental, data privacy, cybersecurity, and employee benefits.
Environmental, Health, and Safety Matters
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
    In the United States, we are regulated under many environmental, health and safety laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Environmental Pesticide Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, and the Consumer Product Safety Act, each as amended. Certain laws, such as those requiring the registration of herbicides and pesticides, and regulating their use, also involve the oversight of regulatory authorities and public health agencies. Although we strive to comply with such laws and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws from occurring. We could also incur significant investigation and clean-up costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. Refer to “Note 10. Commitments and Contingencies” to our audited consolidated financial statements for additional information.

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
Available Information
    We make available free of charge on the “Investor Relations” page of our website, www.siteone.com, our filed and furnished reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD.
    Our IMPACT Report, Corporate Governance Guidelines, Board of Directors Communication Policy, Business Code of Conduct and Ethics, Financial Code of Ethics, and the Charters of the Audit Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. In addition, we include a Stakeholder Impact section on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, Attention: Investor Relations or by telephone at (404) 277-7000. The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We are required to disclose any change to, or waiver from, our Business Code of Conduct and Ethics for our executive officers and members of our Board of Directors. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

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
•Our operations are substantially dependent on weather and climate conditions.
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

Sales of landscape supplies to contractors serving the residential construction sector represent a significant portion of our business, and demand for our products is highly correlated with residential construction, including repairs and upgrades. Housing starts are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability and mortgage rates, foreclosure rates, demographic changes, the availability of land, local zoning and permitting processes, the availability of construction financing, and the overall health of the economy. Unfavorable changes in any of these factors could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. In the 2024 and 2023 Fiscal Years, we experienced a softening of the residential construction sector, including as a result of home price inflation and higher mortgage rates, which persisted through the 2024 Fiscal Year despite a 50-basis point reduction in interest rates in September 2024 and two additional 25-basis point rate cuts in the fourth quarter of 2024. If the softening of this sector continues to persist, the timing and extent of any such reduction in homebuilding activity and the resulting impact on demand for landscape supplies are uncertain.

Our Net sales also depend, in significant part, on commercial construction, which is cyclical in nature and subject to downturns, which can be severe. Previously, downturns in the commercial construction market have typically lasted about two to three years, resulting in market declines of approximately 20% to 40%. Current market conditions, including the impacts that, among others, inflation and higher interest rates for prolonged periods may continue to have on the timing or strength of the recovery of commercial construction activity in our markets cannot be predicted.

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

Our business and results of operations are significantly affected by general business, financial market, and economic conditions. General business, financial market, and economic conditions that could impact the level of activity in the wholesale landscape supply industry include the level of new home sales and construction activity, interest rate fluctuations, inflation, unemployment levels, geopolitics, tax rates, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate. With respect to the residential construction sector in particular, spending on landscape projects is largely discretionary and lower levels of consumer spending or the decision by homeowners to perform landscape upgrades or maintenance themselves rather than outsource to contractors, or to focus less on outdoor projects may adversely affect our business. While the rate of inflation has stabilized since reaching historic levels in the 2022 and 2023 Fiscal Years, we continued to experience the adverse impact of an inflationary environment in the 2024 Fiscal Year, and we cannot predict whether adverse economic conditions such as these will continue, the impact that future economic developments will have on consumers, or the manner in which negative economic trends will impact consumer demand or preferences over the long term.

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

Furthermore, natural disasters, adverse weather conditions and/or climate change-related events, such as droughts, severe storms, wildfires, hurricanes, and significant rain or snowfall, can adversely impact the demand for our products, availability of products, timing of product delivery, or our ability to deliver products at all. For example, during the third and fourth quarters of the 2024 Fiscal Year, demand for our products was negatively impacted by Hurricanes Helene and Milton in our southeastern market. Other types of unexpected severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being omitted for a season or damage to or loss of nursery goods, sod, and other green products in our inventory, which could result in losses requiring write-downs. In addition, our business and operating results could be impacted to a greater degree than we previously experienced to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise.

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

We purchase and sell a wide variety of products, the price and availability of which may fluctuate, and may be subject to large and significant price increases, especially in periods of high inflation. For example, certain of our contracts with suppliers include prices for commodities such as grass seed and chemicals used in fertilizer that are not fixed or tied to an index, which allows our suppliers to change the prices of their products as the input prices fluctuate. Conversely, we may experience lower Net sales in a deflationary environment, including as a result of the commodity price deflation we experienced in the 2024 Fiscal Year. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution. Changes in prices for the products that we purchase, including, for example, as a result of changes to trade agreements or policies that result in increased tariffs on goods imported into the United States, affect our Net sales and Cost of goods sold, as well as our working capital requirements, levels of debt, and financing costs. We might not always be able to reflect increases in our costs in our own pricing, especially in times of extreme price volatility. Any inability to pass cost increases on to customers may adversely affect our business, financial condition, and results of operations. In addition, if market prices for the products that we sell decline, we may realize reduced profitability levels from selling such products and lower revenues from sales of existing inventory of such products.

Market variables and other events outside of our control could cause our Cost of goods sold and operating costs to grow more rapidly than Net sales, which could result in lower Gross profit and gross margin as well as lower Net income.

Market variables, such as inflation of product costs, labor and fuel rates, and freight and energy costs, as well as other events outside of our control, such as supply shortages, geopolitical conflicts, trade disputes, or public health emergencies, could adversely impact the management of our Cost of goods sold and operating costs in a manner that would prevent us from leveraging our Net sales growth into higher Net income. For example, the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip, and other unrest in the Middle East, as well as the international responses related thereto (e.g., sanctions, export controls, etc.), has created and may continue to create, economic instability, including, among other things, inflationary pressures causing increases in fuel and other energy costs. In addition, our inability to pass on such increases in costs to customers in a timely manner, or at all, could cause our Cost of goods sold and operating costs to grow, which could result in lower Gross profit and gross margin as well as lower Net income.

Inflation and increases in operating costs have adversely impacted, and may in the future continue to adversely impact, our business, financial position, results of operations, and cash flows.

Our financial performance is affected by the level of our operating expenses, such as occupancy costs associated with the leases for our branch locations and costs of fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. Given the elevated inflation rates over the past few years, we have, and may continue to, experience higher operating costs.

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

We are subject to federal, state, provincial, and local environmental, health and safety laws and regulations, including laws that regulate the emission or discharge of materials into the environment, govern the use, packaging, labeling, transportation, handling, treatment, storage, disposal, and management of chemicals and hazardous substances and waste, and protect the health and safety of our associates and users of our products. Such laws also impose liability for investigation and remediation failures, and damages resulting from, present and past releases of hazardous substances, including releases at sites we have ever owned, leased or operated, or used as a disposal site. We could be subject to fines, penalties, civil or criminal sanctions, personal injury, property damage, or other third-party claims as a result of violations of, or liabilities under, these laws and regulations. We could also incur significant investigation and cleanup costs for contamination at any currently or formerly owned or operated facilities, including LESCO’s manufacturing and blending facilities. In addition, changes in, or new interpretations of, existing laws, regulations, or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, including obligations with respect to any potential health hazards of our products, may lead to additional compliance or other costs that could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

Further, new legislation or regulatory change in response to the perceived effects of climate change has been, or is expected to be, adopted at the state and/or federal level. These changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to additional operational and compliance burdens, and collecting, measuring, and analyzing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation, and unreliable. Such changes in climate change laws or regulations could further subject us to additional costs and restrictions, including additional investment in product designs and increased energy and raw material costs, as well as increased risk of litigation concerning our disclosures related thereto. We cannot predict how managing our climate change-related reporting obligations, as well as the consumer and retail impacts of climate change, could have a material adverse effect on our financial condition, results of operations, or cash flows.

Our business exposes us to risks associated with hazardous materials and related activities, not all of which are covered by insurance.

Because our business includes managing, handling, storing, selling and transporting, and disposing of certain hazardous materials, such as fertilizers, herbicides, pesticides, fungicides, and rodenticides, we are exposed to environmental, health, safety, and other risks. We carry insurance to protect us against many accident-related risks involved in the conduct of our business and we maintain insurance coverage in accordance with our assessment of the risks involved, the ability to bear those risks, and the cost and availability of insurance. Each of these insurance policies is subject to exclusions, deductibles, and coverage limits. We do not insure against all risks and may not be able to insure adequately against certain risks and may not have insurance coverage that will pay any particular claim. We also may be unable to obtain adequate insurance coverage at commercially reasonable rates in the future for the risks we currently insure against, and certain risks are or could become completely uninsurable or eligible for coverage only to a reduced extent. Our business, financial condition, and results of operations could be materially impaired by environmental, health, safety, and other risks that reduce our revenues, increase our costs, or subject us to other liabilities in excess of available insurance.

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

In addition, companies across many industries are facing increasing interest from stakeholders related to their environmental, social, and governance practices, particularly as it relates to perceived effects of climate change. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on these practices and have placed increasing importance on the implications and social cost of their investments. While we believe that we currently hold a favorable view from stakeholders related to our practices, there can be no assurance that we will be able to meet the future expectations of our stakeholders, which are evolving rapidly. As a result, we may suffer from reputational damage and our business or financial condition could be adversely affected.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins, and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery. In addition, we may be materially adversely impacted by disruptions within our supply chain network. Such disruptions may result from weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, public health emergencies, civil unrest, or other factors beyond our control. For example, in the 2022 Fiscal Year, our supply chains were negatively impacted by the COVID-19 pandemic, especially with respect to freight and labor availability. Although our supply chains have since stabilized, when shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows, as well as our ability to benefit from ongoing supply chain initiatives.

Our ability to continue to identify and develop relationships with qualified suppliers who can comply with our Supplier Code of Conduct and satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions, trade restrictions, tariffs or increased costs, or face other factors beyond our control, including, for example, as a result of the conflict between Russia and Ukraine, the conflict in the Gaza Strip, and other unrest in the Middle East.

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

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth objectives. Our various business strategies and initiatives, including our category management, supply chain, sales force, marketing, digital and operational initiatives, are subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel, and our executive management team’s ability to execute the initiatives that they are undertaking. In addition, we may incur certain costs as we pursue our initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these initiatives are undertaken, we may not fully achieve our expected efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention, supplier relationships, or operations. Also, our business strategies may change from time to time in light of our ability to implement our business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

We may be unable to successfully acquire and integrate other businesses.

Our historical growth has been driven in part by acquisitions, and future acquisitions are an important element of our business strategy. We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition targets and may face increased competition for these acquisition targets by both existing competitors as well as new market entrants. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths, and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. Further, systems integration challenges can delay synergy realization and result in margin dilution. These risks are particularly acute with larger acquisitions that operate across multiple markets.

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

We have an employee base of approximately 8,300 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition, and results of operations. Changes in immigration laws and policies could also affect labor market conditions and workforce availability in our operating regions, potentially increasing competition for workers and related labor costs. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Like many companies in our industry, our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in our key positions to deliver the customer experience, particularly our transportation and supply chain associates, it could adversely impact our business, financial position, results of operations, and cash flows.

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

Further, a large portion of our customers are in the landscape services industry, which is labor intensive. Demand for our products may be impacted by our customers’ ability to attract, train, and retain workers. Changes in immigration laws and regulations, trends in labor migration, and increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 29, 2024, goodwill represented approximately 17% of our total assets. Goodwill is currently not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

We strive to allocate capital in a manner that enhances stockholder value, lowers our cost of capital, and demonstrates our commitment to return excess capital to stockholders, while maintaining our ability to invest in strategic acquisition opportunities. In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of the Company’s common stock. The Company has, and intends to continue to, purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases will also diminish our cash reserves, which may impact our ability to pursue attractive strategic opportunities. Therefore, if we do not properly allocate our capital, including with respect to returning value to our stockholders through this share repurchase authorization, we may fail to produce optimal financial results and experience a reduction in stockholder value.

The majority of our Net sales are derived from credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our working capital and financial condition.

The majority of our Net sales in our 2024 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay the credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

We operate our business through a network of highly dispersed locations throughout the United States and Canada, supported by executives and services from our headquarters, with local area and branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. We may have difficulty attracting and retaining local personnel. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. From time to time, we may need to consolidate or close branches and other locations, which can result in significant charges and costs. For example, in the fourth quarter of 2024, we consolidated or closed certain branches and other locations, and, based on a long-lived asset impairment test that we performed, recorded impairment and other related charges of approximately $11.4 million. These actions may not achieve their intended benefits and could result in reduced sales, unexpected costs, and disruption to our operations and customer relationships. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, results of operations, financial condition, and cash flows. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth and profitability than other branches.

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

Additionally, to the extent artificial intelligence capabilities continue to evolve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Attachments crafted with artificial intelligence tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers, and other business partners and third-party providers. Use of artificial intelligence by us or such third parties, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

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

We are subject to income and other taxes in U.S. federal and state jurisdictions, as well as Canada. Changes in applicable U.S. or Canadian tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could impact our tax expense and profitability. There may also be technical corrections or superseding legislation proposed with respect to tax laws, the risk of which is uncertain in light of the 2024 election results, and the effect and timing cannot be predicted and may be adverse to us or our business, financial position, results of operations, and cash flows. We are unable to predict the full extent to which potential changes in the tax laws or changes in their interpretation could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.

Acts or threats of terrorism, public health emergencies, violence, or unfavorable or uncertain political conditions could harm our business.

Acts of terrorism or war, public health emergencies, political or civil unrest and uncertainty, public health emergencies, and other catastrophes may disrupt commerce and undermine consumer confidence, which could negatively affect our sales by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, political or civil unrest or uncertainty, public health emergencies, and other catastrophes, could negatively affect our business by interfering with our ability to obtain products from our suppliers or distribute products to our customers.

Risks Related to Our Current Indebtedness

We have outstanding indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business, or satisfy our obligations.

As of December 29, 2024, we had $393.3 million of total long-term consolidated indebtedness outstanding and $130.6 million of finance lease obligations excluding interest.

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to (i) a credit agreement dated December 23, 2013, providing for an asset-based loan facility in the amount of up to $600.0 million, subject to availability under a borrowing base (as so amended, the “ABL Facility”) and (ii) a second amended and restated credit agreement dated March 23, 2021, providing for a syndicated senior secured term loan facility, which had an outstanding balance of $392.7 million as of December 29, 2024 (as so amended, “the Tranche B Term Loans” and, together with the ABL Facility, the “Credit Facilities”).

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

Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, significant or prolonged periods of higher interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. The impact of significant or prolonged periods of higher interest rates could be more significant for us than it would be for some other companies because of our current indebtedness. As of December 29, 2024, an increase of one percentage point in interest rates would result in an increase of approximately $4.0 million in projected interest payments for the 2025 Fiscal Year based on the amounts outstanding under the ABL Facility and the Tranche B Term Loans that were not covered by our interest rate swap contracts.

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

The final maturity date of the ABL Facility is July 22, 2027. The final maturity date of the Tranche B Term Loans is March 22, 2030. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2020, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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
•war, civil unrest, terrorist acts, and epidemic disease, including the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip, and other unrest in the Middle East;
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

Our fourth amended and restated certificate of incorporation (“Charter”) and third amended and restated by-laws (“By-laws”) include a number of provisions that may discourage, delay, or prevent a change in control over us that stockholders may consider favorable. For example, our Charter and By-laws, collectively:
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
•maintain a disaster recovery plan, and perform at least four disaster recovery exercises annually to validate and optimize our recovery efforts in event of a cybersecurity incident;
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

Item 2. Properties
    Our corporate headquarters is located on leased premises at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076. Our corporate headquarters is approximately 55,000 square feet and the lease will expire in 2037.
    We own and lease a variety of facilities in 45 U.S. states and six Canadian provinces for our branch operations, offices, and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet. As of December 29, 2024, we leased four distribution center facilities across the United States. Our West distribution center operations transitioned from Colton, California (approximately 179,000 square feet) to Goodyear, Arizona, which is approximately 392,000 square feet in April 2023. The Hutchins, Texas distribution center is approximately 338,000 square feet and the Palmetto, Georgia distribution center is approximately 335,000 square feet, both of which commenced operations in the fourth quarter of 2021. The Carlisle, Pennsylvania distribution center is approximately 201,000 square feet and commenced operations in the first quarter of 2018. The significant majority of our facilities are subject to operating leases, and we own 19 properties. As of December 29, 2024, we operated 694 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	79	Idaho	5
Florida	71	Louisiana	5
Texas	64	Nevada	5
North Carolina	39	New Hampshire	5
Virginia	37	Oklahoma	5
Arizona	29	Oregon	4
Massachusetts	29	Arkansas	3
Georgia	24	Kentucky	3
New York	21	Nebraska	3
Colorado	20	Rhode Island	3
Michigan	19	Utah	3
New Jersey	19	Delaware	2
South Carolina	18	Iowa	2
Ohio	16	Hawaii	1
Illinois	15	Maine	1
Connecticut	14	Mississippi	1
Maryland	13	New Mexico	1
Missouri	13	North Dakota	1
Tennessee	13	South Dakota	1
Washington	13
Pennsylvania	10	Alberta	8
Alabama	9	Ontario	8
Indiana	9	British Columbia	6
Minnesota	9	Manitoba	1
Kansas	6	Québec	1
Wisconsin	6	Saskatchewan	1

Item 3. Legal Proceedings
    We are not currently involved in any material litigation or arbitration. We are subject to litigation and arbitration from time to time in the ordinary course of business. At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations, and cash flows. However, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations, and cash flows.

Item 4. Mine Safety Disclosures
    Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
    Shares of our common stock trade on the NYSE under the symbol “SITE”. As of February 14, 2025, there were three registered holders of our common stock (this excludes stockholders whose shares are held of record by brokers, banks, or other nominees).
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
Securities Authorized for Issuance Under Equity Compensation Plans
    Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

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
    The graph and table below present our cumulative total stockholder returns relative to the performance of the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index for the five most recent fiscal years. All values assume a $100 initial investment at the closing price of our common stock on the NYSE and in each index on the last trading day of fiscal year 2019. The data for the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Fiscal Year Ended
Company / Index	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023	December 31, 2023	December 29, 2024
SiteOne Landscape Supply, Inc.	$100.00	$175.36	$267.83	$129.69	$179.64	$147.81
NYSE Composite	$100.00	$106.79	$128.87	$116.81	$132.90	$154.99
S&P 400 MidCap	$100.00	$113.73	$141.88	$123.35	$143.63	$164.48
Dow Jones US Industrial Suppliers Index	$100.00	$126.46	$168.96	$146.67	$217.61	$248.51

Recent Sales of Unregistered Securities
    None.

Purchases of Equity Securities by Issuer and Affiliates Purchasers
    The following table provides information about the purchases of our common stock made during the three months ended December 29, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
September 30, 2024 - November 3, 2024	—	$—	—	$342.0
November 4, 2024 - December 1, 2024	—	$—	—	$342.0
December 2, 2024 - December 29, 2024	223,421	$134.26	223,421	$312.0
Total	223,421	$134.26	223,421	$312.0
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
    For the discussion of the financial condition and results of operations for the year ended December 31, 2023 compared to the year ended January 1, 2023, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024, which discussion is incorporated herein by reference.
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
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have a growing presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of December 29, 2024, we had over 690 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 170,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.

Business Environment and Trends
    The 2024 Fiscal Year presented ongoing economic challenges, characterized by weakness in the repair and upgrade end market and commodity price deflation, particularly in PVC pipe and grass seed. Consumer discretionary spending on outdoor living has declined amid the current economic environment. Despite the Federal Reserve’s 50 basis point rate cut late in the third quarter and two additional 25 basis point rate cuts in the fourth quarter, we experienced continued pressure on Net sales growth and Net income through the fourth quarter of 2024 due to elevated interest rates, tighter financial markets, reduced consumer spending, persistent commodity price deflation, and general market and political uncertainty. Organic Daily Sales declined by 1% in the 2024 Fiscal Year, and were flat for the 2023 Fiscal Year, with price deflation reducing Organic Daily Sales by 3% and less than 1% for the 2024 and 2023 fiscal years, respectively. The negative pricing trend that began in the second half of the 2023 Fiscal Year persisted throughout 2024, with price deflation exceeding our anticipated range at the start of 2024 of down 1% to 2%. Net sales and Gross profit grew 6% and 5% in the 2024 Fiscal Year, respectively, primarily driven by acquisitions. Gross margin decreased 30 basis points for the 2024 Fiscal Year, primarily due to lower price realization, partially offset by the positive impact from higher-margin acquisitions. Selling, general and administrative expenses (“SG&A”) increased 10% for the 2024 Fiscal Year, primarily due to the impact of acquisitions with higher operating costs and impairment charges related to the consolidation or closure of certain branches and other locations. Net income attributable to SiteOne decreased 29% for the 2024 Fiscal Year, primarily due to the negative impact of commodity product deflation and lower price realization.
    Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels compared to the three-year pandemic peak. Increases in home values, lack of affordable new homes, and elevated mortgage interest rates for prolonged periods have resulted in homeowners staying in their homes for longer periods. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, and continued interest in outdoor living. We remain confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders with exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. With a robust acquisition pipeline and a flexible business model, we remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. Looking ahead to the 2025 Fiscal Year, the rate of commodity price deflation is expected to moderate as declines in PVC pipe and grass seed are anticipated to be offset by modest price increases collectively across our other products. In addition, our balanced end market mix, broad product portfolio, geographic coverage, and commercial and operational initiatives provide us with multiple opportunities to achieve growth and position us to be resilient in softer markets.
    As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. Our balance sheet and liquidity position provide the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases through the evolving market conditions. We continue to closely monitor the impact on our business and the related risks and uncertainties of interest rate changes, tariffs, and labor market conditions and workforce availability, as well as declining commodity prices and softer markets and the potential effects of uncertain political conditions and geopolitical conflicts. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
    Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively.
    The discussion of our financial condition is presented for the 2024 Fiscal Year, which ended on December 29, 2024, and the 2023 Fiscal Year, which ended on December 31, 2023, both of which included 52 weeks and 252 Selling Days. “Selling Days” are defined below within the “Key Business and Performance Metrics” section.
    We manage our business as a single reportable segment. Within our organizational framework, the same operational resources support multiple geographic regions, and performance is evaluated at a consolidated level. Each of our regions has similar operations and economic characteristics such as the nature of products and services, the types of customers we sell to, and the distribution methods utilized. In addition, our product categories have similar supply chain processes and classes of customers.

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
    Non-GAAP Organic Sales. In managing our business, we consider all growth, including the opening of new greenfield branches, to be organic growth unless it results from an acquisition. When we refer to Organic Sales growth, we include increases in growth from newly opened greenfield branches and decreases in growth from closing existing branches but exclude increases in growth from acquired branches until they have been under our ownership for at least four full fiscal quarters at the start of the fiscal reporting period.
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
    Cost of goods sold. Our Cost of goods sold includes all inventory costs, such as the purchase price paid to suppliers, net of any volume-based incentives and discounts, as well as inbound freight and handling, and other costs associated with inventory. Cost of goods sold also includes salaries, wages, employee benefits, payroll taxes, bonuses, depreciation, and amortization related to inventory production activities. Our Cost of goods sold excludes the cost to deliver the products to our customers through our branches, which is included in Selling, general and administrative expenses. Cost of goods sold is recognized primarily using the first-in, first-out method of accounting for the inventory sold.
    Gross profit and gross margin. We believe that Gross profit and gross margin are useful for evaluating our operating performance. We define Gross profit as Net sales less Cost of goods sold. We define gross margin as Gross profit divided by Net sales.
    Selling, general and administrative expenses (operating expenses). Our operating expenses are primarily comprised of Selling, general and administrative costs, which include compensation expenses (salaries, wages, employee benefits, payroll taxes, stock-based compensation, and bonuses), rent and facility related expenses, fleet and delivery related expenses including fuel costs, information technology, marketing, insurance, and repairs and maintenance expenses, as well as credit card processing and professional fees. Operating expenses also include depreciation and amortization.
    Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents consolidated Net income (loss) plus the sum of income tax expense (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest. Refer to “Results of Operations – Quarterly Results of Operations Data” for more information regarding how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics.

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
Industry and Key Economic Conditions
    Our business depends on demand from customers for landscape products and services. The landscape supply industry includes a significant amount of landscape products, such as irrigation systems, outdoor lighting, lawn care supplies, nursery goods, and landscape accessories, for use in the construction of newly built homes, commercial buildings and facilities, and recreational spaces. The landscape supply industry has historically grown in line with rates of growth in residential housing and commercial building. The industry is also affected by trends in home prices, mortgage interest rates, home sales, and consumer spending. As general economic conditions improve or deteriorate, consumption of these products and services also tends to fluctuate. The landscape supply industry also includes a significant number of agronomic products such as fertilizer, herbicides, and ice melt for use in maintaining existing landscapes or facilities. The use of these products is also tied to general economic activity, but levels of sales are not as closely correlated to construction markets.
Popular Consumer Trends
    Preferences in housing, lifestyle, and environmental awareness can also have an impact on the overall level of demand and mix for the products we offer. Examples of current trends we believe are important to our business include an ongoing interest in professional landscape services inspired by the popularity of home and garden television shows, magazines, and social media, the increasingly popular “outdoor living” trend, which has been a key driver of sales growth for our hardscapes and outdoor lighting products, and the social focus on eco-friendly products that promote water conservation, energy efficiency, and the adoption of “green” standards.
Acquisitions
    In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of

December 29, 2024, we have invested $334.3 million in 18 acquisitions since the start of the 2023 Fiscal Year. The following is a summary of the acquisitions completed during the 2024 Fiscal Year and the 2023 Fiscal Year:
•In December 2024, we acquired the assets and assumed the liabilities of Custom Stone. With six locations across Texas, Custom Stone is a wholesale distributor of hardscape products to landscape professionals.
•In December 2024, we acquired the assets and assumed the liabilities of OakStreet Wholesale Nursery, LLC (“OakStreet”). With one location in Fairview, Texas, OakStreet is a wholesale distributor of nursery products to landscape professionals.
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
Volume-Based Pricing
    We generally procure our products through purchase orders rather than under long-term contracts with firm commitments. We work to develop strong relationships with select suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and strategic positioning. We typically have annual supplier agreements, and while they generally do not provide specific product pricing, many include volume-based financial incentives that we earn by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. In certain cases, we enter into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, grass seed, and hardscapes, which may require us to purchase products in the future.
Strategic Initiatives
    We continue to undertake initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. We remain focused on our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We continue to implement new inventory planning, stocking, and transportation management system functionalities in an effort to reduce costs as well as improve our reliability and level of service. In addition, we continue to enhance our website and B2B e-Commerce platform. We also work closely with our local branches to improve sales, delivery, and branch productivity. We believe we will continue to benefit from the following initiatives, among others:
•Category management initiatives, including the implementation of organic growth strategies, assortment planning, private label expansion, line of business training, and supplier management.
•Supply chain initiatives, including the implementation of new inventory planning and stocking system functionalities, the continued expansion of our distribution network footprint and capabilities, local hubs in large markets, inbound freight optimization, and local fleet utilization and cost improvements.
•Sales force initiatives, including optimizing our commercial sales strategies, leads, and opportunities, while improving the skills and performance of the team.
•Marketing initiatives, including customer analytics and lifecycle marketing, product marketing, Hispanic customer engagement, optimization of our digital marketing strategy, and a continued focus on our Partners Program.
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

Results of Operations
    In the following discussion of our results of operations, we make comparisons between the 2024 Fiscal Year and the 2023 Fiscal Year (in millions, except percentages).

	Consolidated Statements of Operations
	January 1, 2024 to December 29, 2024		January 2, 2023 to December 31, 2023
Net sales	$4,540.6	100.0%	$4,301.2	100.0%
Cost of goods sold	2,980.5	65.6%	2,810.0	65.3%
Gross profit	1,560.1	34.4%	1,491.2	34.7%
Selling, general and administrative expenses	1,385.1	30.5%	1,256.6	29.2%
Other income	17.3	0.4%	15.7	0.4%
Operating income	192.3	4.2%	250.3	5.8%
Interest and other non-operating expenses, net	31.9	0.7%	27.1	0.6%
Income tax expense	36.0	0.8%	49.8	1.2%
Net income	124.4	2.7%	173.4	4.0%
Less: Net income attributable to non-controlling interest	0.8	—%	—	—%
Net income attributable to SiteOne	$123.6	2.7%	$173.4	4.0%

Comparison of the 2024 Fiscal Year to the 2023 Fiscal Year

Net sales

    Net sales for the 2024 Fiscal Year increased 6% to $4,540.6 million as compared to $4,301.2 million for the 2023 Fiscal Year primarily due to contributions from acquisitions. Organic Daily Sales for the 2024 Fiscal Year decreased 1% compared to the 2023 Fiscal Year primarily due to commodity price deflation. Based upon year-over-year price changes in our highest selling SKUs, we estimate price deflation reduced Organic Daily Sales by 3% in the 2024 Fiscal Year. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 4% primarily due to strong volume growth resulting from lower prices and solid end market demand. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) decreased 3% reflecting price deflation and weaker demand in the repair and remodel end market. Acquisitions contributed $286.0 million, or 7%, to Net sales growth for the 2024 Fiscal Year.

Cost of goods sold

    Cost of goods sold for the 2024 Fiscal Year increased 6% to $2,980.5 million from $2,810.0 million for the 2023 Fiscal Year. The increase in Cost of goods sold, including Inventory costs, net of supplier incentives and discounts, Freight, handling, and distribution expenses, and Other Cost of goods sold was primarily attributable to acquisitions.

    A summary of significant segment expenses within Cost of goods sold is as follows (in millions):

	January 1, 2024 to December 29, 2024	January 2, 2023 to December 31, 2023
Inventory costs, net of supplier incentives and discounts	$2,750.6	$2,617.7
Freight, handling, and distribution expenses	151.3	136.1
Other Cost of goods sold	78.6	56.3
Cost of goods sold	$2,980.5	$2,810.0

    Refer to “Note 12. Segment Information” in the notes to the consolidated financial statements for additional information regarding significant segment expenses.

Gross profit and gross margin

    Gross profit for the 2024 Fiscal Year increased 5% to $1,560.1 million as compared to $1,491.2 million for the 2023 Fiscal Year. Gross profit growth was driven by Net sales growth, including acquisitions. Gross margin decreased 30 basis points to 34.4% for the 2024 Fiscal Year as compared to 34.7% for the 2023 Fiscal Year. The decrease in gross margin primarily reflects lower price realization, partially offset by contributions from acquisitions with higher gross margins.

Selling, general and administrative expenses

    SG&A for the 2024 Fiscal Year increased 10% to $1,385.1 million from $1,256.6 million for the 2023 Fiscal Year. SG&A as a percentage of Net sales increased 130 basis points to 30.5% for the 2024 Fiscal Year compared to 29.2% for the 2023 Fiscal Year. The increase in SG&A, including Compensation, Facility, Depreciation and amortization, Delivery, and Other Selling, general, and administrative expenses was primarily due to the impact of acquisitions with higher operating costs. Facility expenses also increased as a result of the consolidations and closures of certain branches and other locations in the fourth quarter of 2024.

    A summary of significant segment expenses within SG&A is as follows (in millions):

	January 1, 2024 to December 29, 2024	January 2, 2023 to December 31, 2023
Compensation expenses	$776.1	$703.8
Facility expenses	245.1	213.9
Depreciation and amortization expenses	131.9	124.7
Delivery expenses	77.0	58.4
Other Selling, general and administrative expenses	155.0	155.8
Selling, general and administrative expenses	$1,385.1	$1,256.6

    Refer to “Note 12. Segment Information” in the notes to the consolidated financial statements for additional information regarding significant segment expenses.

Interest and other non-operating expense, net

    Interest and other non-operating expense, net increased 18% to $31.9 million for the 2024 Fiscal Year from $27.1 million for the 2023 Fiscal Year. The increase in interest expense was primarily due to higher average borrowings and the Loss on extinguishment of debt of $1.8 million recognized during the 2024 Fiscal Year as compared to the 2023 Fiscal Year.

Income tax expense

    Income tax expense was $36.0 million for the 2024 Fiscal Year as compared to $49.8 million for the 2023 Fiscal Year. The effective tax rate was 22.4% for the 2024 Fiscal Year as compared to 22.3% for the 2023 Fiscal Year. The increase in the effective tax rate was due primarily to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $3.3 million were recognized for the 2024 Fiscal Year as compared to $5.9 million for the 2023 Fiscal Year.
Net income attributable to non-controlling interest
    Net income attributable to non-controlling interest was $0.8 million for the 2024 Fiscal Year as a result of the acquisition of Devil Mountain in April 2024. There was no Net income attributable to non-controlling interest for the 2023 Fiscal Year.

 Net income attributable to SiteOne

    Net income attributable to SiteOne for the 2024 Fiscal Year decreased 29% to $123.6 million as compared to $173.4 million for the 2023 Fiscal Year. The decrease in Net income was primarily due to the negative impact of commodity product deflation and lower price realization.

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

(In millions except per share information and percentages, unaudited)
	2024 Fiscal Year					2023 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$4,540.6	$1,013.1	$1,208.8	$1,413.9	$904.8	$4,301.2	$965.0	$1,145.1	$1,353.7	$837.4
Cost of goods sold	2,980.5	675.5	797.8	903.6	603.6	2,810.0	638.4	757.0	864.3	550.3
Gross profit	1,560.1	337.6	411.0	510.3	301.2	1,491.2	326.6	388.1	489.4	287.1
Selling, general and administrative expenses	1,385.1	364.5	349.1	343.8	327.7	1,256.6	332.8	311.8	320.6	291.4
Other income, net	(17.3)	(2.0)	(8.0)	(3.1)	(4.2)	(15.7)	(4.3)	(4.9)	(2.5)	(4.0)
Operating income (loss)	192.3	(24.9)	69.9	169.6	(22.3)	250.3	(1.9)	81.2	171.3	(0.3)
Interest and other non-operating expenses, net	31.9	6.7	9.5	9.0	6.7	27.1	6.5	6.4	7.3	6.9
Income tax expense (benefit)	36.0	(10.1)	15.8	40.0	(9.7)	49.8	(5.0)	17.5	40.0	(2.7)
Net income (loss)	$124.4	$(21.5)	$44.6	$120.6	$(19.3)	$173.4	$(3.4)	$57.3	$124.0	$(4.5)
Less: Net income attributable to non-controlling interest	0.8	0.2	0.2	0.4	—	—	—	—	—	—
Net income (loss) attributable to SiteOne	$123.6	$(21.7)	$44.4	$120.2	$(19.3)	$173.4	$(3.4)	$57.3	$124.0	$(4.5)
Net income (loss) per common share:
Basic	$2.73	$(0.48)	$0.98	$2.66	$(0.43)	$3.84	$(0.08)	$1.27	$2.75	$(0.10)
Diluted	$2.71	$(0.48)	$0.97	$2.63	$(0.43)	$3.80	$(0.08)	$1.25	$2.71	$(0.10)
Adjusted EBITDA(a)	$378.2	$31.8	$114.8	$210.5	$21.1	$410.7	$39.9	$119.8	$211.2	$39.8

Net sales as a percentage of annual Net sales	100.0%	22.3%	26.6%	31.2%	19.9%	100.0%	22.4%	26.6%	31.5%	19.5%
Gross profit as a percentage of annual Gross profit	100.0%	21.7%	26.3%	32.7%	19.3%	100.0%	21.9%	26.0%	32.8%	19.3%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	8.4%	30.3%	55.7%	5.6%	100.0%	9.7%	29.2%	51.4%	9.7%
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
•does not reflect the recognition of the step-up basis in inventory from acquisitions (i.e., the adjustment to record inventory from historic cost to fair value at acquisition) as the adjustment does not reflect the ongoing expense associated with sale of our products as part of our underlying business; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and does not reflect any cash requirements for such replacements.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions, unaudited):

	2024 Fiscal Year					2023 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$124.4	$(21.5)	$44.6	$120.6	$(19.3)	$173.4	$(3.4)	$57.3	$124.0	$(4.5)
Income tax expense (benefit)	36.0	(10.1)	15.8	40.0	(9.7)	49.8	(5.0)	17.5	40.0	(2.7)
Interest expense, net	31.9	6.7	9.5	9.0	6.7	27.1	6.5	6.4	7.3	6.9
Depreciation & amortization	139.0	35.6	35.9	34.6	32.9	127.7	34.6	31.3	31.0	30.8
EBITDA	331.3	10.7	105.8	204.2	10.6	378.0	32.7	112.5	202.3	30.5
Stock-based compensation(a)	25.0	5.5	5.2	3.8	10.5	25.7	5.0	5.0	7.1	8.6
(Gain) loss on sale of assets(b)	0.5	1.5	0.3	(0.3)	(1.0)	(0.5)	(0.1)	(0.2)	0.2	(0.4)
Financing fees(c)	0.5	—	0.5	—	—	0.5	—	0.4	0.1	—
Acquisitions and other adjustments(d)	20.9	14.1	3.0	2.8	1.0	7.0	2.3	2.1	1.5	1.1
Adjusted EBITDA(e)	$378.2	$31.8	$114.8	$210.5	$21.1	$410.7	$39.9	$119.8	$211.2	$39.8
_____________________________________

(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents fees associated with our debt refinancing and debt amendments.
(d)    Represents professional fees and settlement of litigation, performance bonuses, and retention and severance payments related to historical acquisitions. Also included is the cost of inventory that was stepped up to fair value during the second quarter of 2024 related to the purchase accounting of Devil Mountain and charges during the fourth quarter of 2024 for consolidating or closing certain Pioneer locations. We cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest of $2.5 million for the 2024 Fiscal Year, and $0.8 million, $0.8 million, and $0.9 million for the fourth, third, and second quarter of 2024, respectively.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days; unaudited):

	2024 Fiscal Year					2023 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$4,540.6	$1,013.1	$1,208.8	$1,413.9	$904.8	$4,301.2	$965.0	$1,145.1	$1,353.7	$837.4
Organic sales(a)	4,134.1	912.3	1,089.6	1,291.5	840.7	4,180.7	907.2	1,103.2	1,334.5	835.8
Acquisition contribution(b)	406.5	100.8	119.2	122.4	64.1	120.5	57.8	41.9	19.2	1.6
Selling Days	252	61	63	64	64	252	61	63	64	64
Organic Daily Sales	$16.4	$15.0	$17.3	$20.2	$13.1	$16.6	$14.9	$17.5	$20.9	$13.1
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
    In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the 2024 Fiscal Year, we repurchased 366,443 shares of our common stock at an average price per share of $140.97. As of December 29, 2024, the dollar value of shares that may yet be purchased under the share repurchase authorization was $312.0 million.
    Our borrowing base capacity under the ABL Facility was $581.2 million as of December 29, 2024, after giving effect to outstanding letters of credit of $18.8 million. Our borrowing base capacity under the ABL Facility was $578.2 million as of December 31, 2023, after giving effect to $7.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $14.3 million. As of December 29, 2024, we had total cash and cash equivalents of $107.1 million, total gross long-term debt of $393.3 million, and total finance lease obligations (excluding interest) of $130.6 million.
    Working capital was $908.8 million as of December 29, 2024, an increase of $81.8 million as compared to $827.0 million as of December 31, 2023. The change in working capital was primarily attributable to an increase in cash and cash equivalents and higher receivables and inventory as a result of acquisitions.
    Capital expenditures of $40.5 million for the 2024 Fiscal Year were 0.9% of Net sales for the year. Capital expenditures have averaged $33.2 million annually from the 2022 Fiscal Year to the 2024 Fiscal Year representing an average of 0.8% of Net sales over this time period. We expect capital expenditures to be in a range of 0.8% to 1.4% as a percentage of Net sales for the 2025 Fiscal Year.
    The following table summarizes current and long-term material cash requirements for our aggregate contractual obligations and other commercial commitments as of December 29, 2024 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$393.3	$4.3	$389.0
Interest on long-term debt	$131.2	$23.5	$107.7
Finance leases, including interest	$150.5	$37.0	$113.5
Operating leases, including interest	$516.1	$102.3	$413.8
Purchase obligations	$140.5	$84.3	$56.2
    Our gross long-term debt balance increased $14.3 million since December 31, 2023 to $393.3 million. This increase was primarily attributable to borrowings under the term loans, partially offset by repayment of the ABL Facility. We have current maturities on our long-term debt of $4.3 million, which includes $3.9 million related to the term loan facility and $0.4 million related to the hybrid debt instruments. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of December 29, 2024 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of December 29, 2024. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility and the ABL Facility. The total amount of projected interest payments on long-term debt increased $18.8 million since December 31, 2023 to $131.2 million, primarily due to the extension of the maturity date of the term loan facility as well as the increase in borrowings under the term loans. Refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
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

    Our purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. The largest purchase obligations include contracts with various farmers that run through the 2027 Fiscal Year and obligate us to make payments for grass seeds for approximately $52.9 million, which includes expected payments of $37.6 million for the 2025 Fiscal Year. There are also other supplier and service arrangements with vendors totaling $87.6 million, of which $46.7 million of payments are expected to be made in the 2025 Fiscal Year. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. We have excluded purchase orders and agreements made in the ordinary course of business that are cancelable without penalty. Any amounts for which we are liable under purchase orders for goods received are reflected in Accounts payable on our Consolidated Balance Sheets and are excluded from the table above. Refer to “Note 10. Commitments and Contingencies” in the notes to the consolidated financial statements for additional information regarding our purchase commitments.
Cash Flow Summary
    Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	For the year
Net cash provided by (used in):	January 1, 2024 to December 29, 2024	January 2, 2023 to December 31, 2023
Operating activities	$283.4	$297.5
Investing activities	$(177.1)	$(226.0)
Financing activities	$(80.9)	$(18.3)
Cash flow provided by operating activities

    Net cash provided by operating activities for the 2024 Fiscal Year was $283.4 million compared to $297.5 million for the 2023 Fiscal Year. The decrease primarily reflects a decline in Net income, partially offset by contributions from working capital management in the 2024 Fiscal Year compared to the 2023 Fiscal Year.

Cash flow used in investing activities

    Net cash used in investing activities for the 2024 Fiscal Year was $177.1 million compared to $226.0 million for the 2023 Fiscal Year. The decrease reflects lower acquisition investments in the 2024 Fiscal Year compared to the 2023 Fiscal Year. Capital expenditures of $40.5 million were $8.4 million higher in the 2024 Fiscal Year compared to $32.1 million in the 2023 Fiscal Year due to increased investment in branch improvements and information technology.

Cash flow used in financing activities

    Net cash used in financing activities was $80.9 million for the 2024 Fiscal Year compared to $18.3 million in the 2023 Fiscal Year. The increase primarily reflects lower net borrowings to fund our acquisition investments and an increase in share repurchases during the 2024 Fiscal Year compared to the 2023 Fiscal Year.

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
Amendments of Term Loans
    On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.27397% as of December 29, 2024.
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
    There was no outstanding balance under the ABL Facility as of December 29, 2024. The interest rate on the outstanding balance under the ABL Facility was 6.69508% as of December 31, 2023. The commitment fees on unfunded amounts was 0.25% as of December 29, 2024 and December 31, 2023.

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
    Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.65265% as of December 29, 2024.

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
    On March 31, 2023, we amended the terms of our interest rate swaps to implement a forward-looking interest rate based on SOFR in place of LIBOR. Since the interest rate swaps were affected by reference rate reform, we applied the expedients and exceptions provided in Topic 848 to preserve the past presentation of our derivatives without de-designating the existing hedging relationships. All interest rate swap amendments were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships. The interest rate swaps continue to be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month Term SOFR (subject to a floor) as applied to the notional amounts of each interest rate swap.
    During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments. As of December 29, 2024, approximately $0.4 million was classified as Long-term debt, current portion on our Consolidated Balance Sheets.
    We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from the swap counterparties as an adjustment to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on our Consolidated Balance Sheets. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated and the amounts accumulated in AOCI will be reclassified to Interest and other non-operating expenses, net in the current period. To the extent the interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of the swaps in earnings.
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
Inventory Valuation
Summary:
    Product inventories represent our largest asset and are recorded at the lower of actual cost or estimated net realizable value. Our goal is to manage our inventory effectively so that we minimize out of stock positions. To do this, we maintain an adequate inventory of approximately 170,000 SKUs and manage inventory at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory.

    During the year, we perform periodic cycle counts and write off excess or obsolete inventory as needed. Prior to year-end, we conduct a physical inventory at each branch and record any necessary additional write-offs to dispose of excess or obsolete products. Our inventories are generally not susceptible to technological obsolescence.
Judgments and Uncertainties:
    Judgment is required to estimate the net realizable value of our inventory as it requires assumptions and projections to be made based on the historical recovery rates for our slower moving inventory. We monitor our inventory levels by branch and record provisions for excess inventories. The assumptions we make to record adjustments for excess or obsolete inventory are based on these historical recovery rates, such as recent history of usage of our products, expected future demand for our products, current market conditions, and other factors, including liquidation value.
Sensitivity of Estimates to Change:
    Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of sales. A 10% change to our current reserve for excess and obsolete inventory would not result in a material change to our consolidated financial statements; however, given the value of inventory on hand, a significant change in demand or market conditions could result in a material adjustment to our reserve in future periods. We have not recorded any material net adjustments or such changes to our inventory reserves during the 2024 Fiscal Year or the 2023 Fiscal Year.
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
Sensitivity of Estimates to Change:
    We completed seven acquisitions during the 2024 Fiscal Year for an aggregate purchase price of $138.0 million and the preliminary valuations of the assets acquired included customer relationship intangible assets of $34.0 million and trademarks and other intangible assets of $6.3 million. Key assumptions used in determining the fair values of customer relationships included future earnings projections, customer attrition rates, and discount rates, among others. Additionally, assumptions used to calculate the fair values of trademarks and other intangible assets included relief-from-royalty models and revenue projections, royalty rates, future earnings projections, discount rates, and probabilities of competition and successful competition, among others. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired. We believe the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine the fair values of the assets acquired, which could result in impairment losses in the future. Changes in business conditions may also require future adjustments to the useful lives of the assets acquired. If we determine that the useful lives of the assets acquired are shorter than we had originally estimated, the rate of amortization would be accelerated over the assets’ new, shorter useful lives. Changes in key assumptions resulting in a 10% revision of the estimated fair values of the finite-lived intangible assets acquired during the 2024 Fiscal Year would impact amortization of acquisition intangible assets by approximately $4.0 million over a weighted-average amortization period of 17.7 years primarily on an accelerated basis. No material adjustment to the valuation of such assets, impairment loss, or accelerated amortization of intangible assets due to revised useful lives was recorded in the 2024 Fiscal Year or the 2023 Fiscal Year.
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

Sensitivity of Estimates to Change:
    During the third quarter of the 2024 Fiscal Year, we performed our annual quantitative assessment of goodwill. No goodwill impairment charge was recorded as a result of the testing and the estimated fair value of each of our reporting units significantly exceeded its carrying value. In addition, a 10% decline in the projected cash flows or a 10% increase in the discount rate assumption utilized in our annual quantitative testing would not result in an impairment of any of our reporting units.
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
    Inflationary pressures may also cause potentially unfavorable effects through higher labor costs as well as asset replacement costs and related depreciation, higher interest rates, and higher material costs.
Commodity Risk
    Our operating performance may be affected by price fluctuations in commodity-based products like PVC pipe and grass seed that we purchase and sell. We are also exposed to fluctuations in fuel costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management, resulting in cost reductions and productivity improvements as well as price adjustments to maintain gross margins.
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
•The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%.
    The portions of our outstanding balance under the Tranche B Term Loans that are not covered by interest rate swap contracts and outstanding balances under the ABL Credit Agreement are subject to variable interest rates. We performed a sensitivity analysis and determined that an increase of one percentage point in interest rates on our variable-rate debt outstanding at December 29, 2024 would increase our projected interest payments by approximately $4.0 million for the 2025 Fiscal Year. Actual interest payments may differ in the future based on additional changes in floating interest rates or other factors and events, including our entry into amendments of the ABL Facility and the Tranche B Term Loans, as well as new interest rate swap contracts.
Credit Risk
    We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers, and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 5% of gross receivables as of December 29, 2024.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows, for each of the three years in the period ended December 29 , 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company completed various acquisitions during the year ended December 29, 2024. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $34.0 million. Management estimated the fair value of the customer relationship intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of customer relationship intangible assets required management to make estimates and assumptions, including the selection of the discount rates.
We identified the initial valuation of customer relationship intangible assets for certain acquisitions as a critical audit matter because of the judgment associated with the determination of the discount rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s selection of the discount rates used in the determination of the initial fair value of the customer relationship intangible assets for certain acquisitions.

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
•For certain acquisitions, with the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
1)Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
2)Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2025

We have served as the Company’s auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

Assets	December 29, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$107.1	$82.5
Accounts receivable, net of allowance for doubtful accounts of $26.9 and $27.3, respectively	547.1	490.6
Inventory, net	827.2	771.2
Income tax receivable	12.3	—
Prepaid expenses and other current assets	55.9	61.0
Total current assets	1,549.6	1,405.3

Property and equipment, net (Note 4)	292.1	249.4
Operating lease right-of-use assets, net (Note 6)	415.3	388.9
Goodwill (Note 5)	518.1	485.5
Intangible assets, net (Note 5)	261.0	280.8
Deferred tax assets (Note 1 and Note 9)	18.5	5.3
Other assets	16.2	13.7
Total assets	$3,070.8	$2,828.9

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$315.5	$270.8
Current portion of finance leases (Note 6)	29.7	21.8
Current portion of operating leases (Note 6)	90.2	83.6
Accrued compensation	70.9	74.2
Long-term debt, current portion (Note 8)	4.3	5.3
Income tax payable	—	8.0
Accrued liabilities	130.2	114.6
Total current liabilities	640.8	578.3

Other long-term liabilities	11.0	11.5
Finance leases, less current portion (Note 6)	100.9	69.8
Operating leases, less current portion (Note 6)	342.3	313.3
Deferred tax liabilities (Note 1 and Note 9)	—	2.3
Long-term debt, less current portion (Note 1 and Note 8)	383.9	367.6
Total liabilities	1,478.9	1,342.8

Commitments and contingencies (Note 10)

Redeemable non-controlling interest (Note 1)	19.4	—

Stockholders’ equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,601,760 and 45,404,091 shares issued, and 44,913,296 and 45,082,070 shares outstanding at December 29, 2024 and December 31, 2023, respectively	0.5	0.5
Additional paid-in capital	626.5	601.8
Retained earnings	1,039.9	916.3
Accumulated other comprehensive income (loss)	(6.1)	4.2
Treasury stock, at cost, 688,464 and 322,021 shares at December 29, 2024 and December 31, 2023, respectively	(88.3)	(36.7)
Total stockholders’ equity	1,572.5	1,486.1
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$3,070.8	$2,828.9
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Net sales	$4,540.6	$4,301.2	$4,014.5
Cost of goods sold	2,980.5	2,810.0	2,593.0
Gross profit	1,560.1	1,491.2	1,421.5

Selling, general and administrative expenses	1,385.1	1,256.6	1,097.0
Other income	17.3	15.7	8.6
Operating income	192.3	250.3	333.1

Interest and other non-operating expenses, net	31.9	27.1	20.0
Income before taxes	160.4	223.2	313.1
Income tax expense	36.0	49.8	67.7
Net income	124.4	173.4	245.4

Less: Net income attributable to non-controlling interest	0.8	—	—

Net income attributable to SiteOne	$123.6	$173.4	$245.4

Net income per common share:
Basic	$2.73	$3.84	$5.45
Diluted	$2.71	$3.80	$5.36
Weighted average number of common shares outstanding:
Basic	45,244,491	45,112,977	45,048,218
Diluted	45,635,077	45,686,268	45,780,836
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Net income	$124.4	$173.4	$245.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.4)	1.3	(3.9)
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $2.1, $1.7, and $(4.8), respectively	(5.9)	(4.8)	13.8
Total other comprehensive (loss) income	(10.3)	(3.5)	9.9
Comprehensive income	114.1	169.9	255.3
Less: Comprehensive income attributable to non-controlling interest	0.8	—	—
Comprehensive income attributable to SiteOne	$113.3	$169.9	$255.3
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at January 2, 2022	44,767.5	$0.4	$562.3	$497.5	$(2.2)	$(0.3)	$1,057.7	$—
Net income attributable to SiteOne	—	—	—	245.4	—	—	245.4	—
Other comprehensive income	—	—	—	—	9.9	—	9.9	—
Issuance of common shares under stock-based compensation plan	359.9	0.1	(3.5)	—	—	—	(3.4)	—
Stock-based compensation	—	—	18.3	—	—	—	18.3	—
Repurchases of common shares	(211.1)	—	—	—	—	(25.0)	(25.0)	—
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9	$—
Net income attributable to SiteOne	—	—	—	173.4	—	—	173.4	—
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)	—
Issuance of common shares under stock-based compensation plan	255.8	—	(1.0)	—	—	—	(1.0)	—
Stock-based compensation	—	—	25.7	—	—	—	25.7	—
Repurchases of common shares	(90.0)	—	—	—	—	(11.4)	(11.4)	—
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1	$—
Net income attributable to SiteOne	—	—	—	123.6	—	—	123.6	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.8
Other comprehensive loss	—	—	—	—	(10.3)	—	(10.3)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	18.6
Issuance of common shares under stock-based compensation plan	197.6	—	(0.3)	—	—	—	(0.3)	—
Stock-based compensation	—	—	25.0	—	—	—	25.0	—
Repurchases of common shares	(366.4)	—	—	—	—	(51.6)	(51.6)	—
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Cash Flows from Operating Activities:
Net income	$124.4	$173.4	$245.4
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	75.3	64.1	51.6
Stock-based compensation	25.0	25.7	18.3
Amortization of software and intangible assets	63.7	63.6	52.2
Amortization of debt related costs	1.3	1.2	1.1
Loss on extinguishment of debt	1.8	—	0.6
(Gain) loss on sale of equipment	0.5	(0.5)	(0.8)
Deferred income taxes	(11.0)	(14.5)	(5.2)
Other	0.9	(5.6)	2.3
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(41.6)	(17.4)	(44.6)
Inventory	19.0	38.1	(99.3)
Income tax receivable	(11.2)	10.9	(7.6)
Prepaid expenses and other assets	2.1	(4.3)	3.5
Accounts payable	29.7	(35.1)	8.9
Income tax payable	(8.0)	7.9	—
Accrued expenses and other liabilities	11.5	(10.0)	(9.2)
Net Cash Provided By Operating Activities	$283.4	$297.5	$217.2

Cash Flows from Investing Activities:
Purchases of property and equipment	(40.5)	(32.1)	(27.1)
Purchases of intangible assets	(4.3)	(3.9)	(14.6)
Acquisitions, net of cash acquired	(138.2)	(192.7)	(244.9)
Proceeds from the sale of property and equipment	5.9	2.7	2.2
Net Cash Used In Investing Activities	$(177.1)	$(226.0)	$(284.4)

Cash Flows from Financing Activities:
Equity proceeds from common stock	5.6	5.2	3.6
Repurchases of common shares	(51.3)	(12.0)	(24.4)
Borrowings under term loan	220.1	120.0	—
Repayments under term loan	(197.0)	(3.2)	(2.6)
Borrowings on asset-based credit facilities	381.9	434.3	732.8
Repayments on asset-based credit facilities	(398.3)	(526.8)	(632.8)
Payments of debt issuance costs	(2.2)	(1.8)	(2.3)
Payments on finance lease obligations	(26.7)	(18.5)	(12.6)
Payments of acquisition related contingent obligations	(5.6)	(8.0)	(10.0)
Other financing activities	(7.4)	(7.5)	(8.3)
Net Cash (Used In) Provided By Financing Activities	$(80.9)	$(18.3)	$43.4

Effect of exchange rate on cash	(0.8)	0.2	(0.8)
Net Change In Cash	24.6	53.4	(24.6)

Cash and cash equivalents:
Beginning	82.5	29.1	53.7
Ending	$107.1	$82.5	$29.1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$29.8	$26.8	$15.5
Cash paid during the year for income taxes	$57.6	$46.0	$82.1
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of Business
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and total assets in Canada for all periods presented. As of December 29, 2024, the Company had over 690 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.
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
The following table summarizes the activity under the share repurchase program during the periods presented.

Fiscal Year	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
2022	211,110	$118.40	$375.0
2023	90,000	$126.21	$363.6
2024	366,443	$140.97	$312.0
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
The Consolidated Statements of Operations, Comprehensive Income, Equity and Redeemable Non-controlling Interest, and Cash Flows for the Company are presented for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023. The Consolidated Balance Sheets are presented for the fiscal years ended December 29, 2024 and December 31, 2023. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All intercompany balances and transactions have been eliminated in consolidation.

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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 each included 52 weeks.
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
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Beginning balance	$27.3	$21.7	$13.5
Provision for allowance	13.3	10.8	10.9
(Write-offs) recoveries, net	(13.7)	(5.2)	(2.7)
Ending balance	$26.9	$27.3	$21.7
Inventory: The majority of the Company’s inventories are valued at the lower of actual cost or estimated net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was $15.1 million and $13.7 million as of December 29, 2024 and December 31, 2023, respectively.
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
During the fourth quarter of 2024, the Company consolidated or closed certain branches and other locations and determined that there were indicators of impairment with respect to the impacted asset groups, including operating lease ROU assets as well as property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2024, which indicated that the fair value of certain asset groups was lower than their respective carrying values. Accordingly, in the 2024 Fiscal Year the Company recorded impairment and other related charges of approximately $11.4 million. The charges included a write down of approximately $9.5 million related to operating lease ROU assets and approximately $0.9 million related to property and equipment. The asset impairment charges were recorded to Selling, general and administrative expenses on the Consolidated Statements of Operations. In addition, approximately $1.0 million of reclamation and repair costs were recorded to Selling, general and administrative expenses on the Consolidated Statements of Operations related to the consolidation and closure of the branches and other locations.
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, interest rate swap contracts, long-term debt, and redeemable non-controlling interest. The variable interest rate on the long-term debt is reflective of current market borrowing rates. As such, the Company has determined that the carrying value of these financial instruments approximates fair value.
Interest rate swaps: The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on existing debt. In 2021, the Company amended and restructured its interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is effectively blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. The Company evaluates its blend and extend arrangements under ASC Topic 815: Derivatives and Hedging, to determine if they are stand-alone derivative instruments or hybrid instruments.
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
The Company recognizes any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swaps. The Company has designated its swaps as cash flow hedges and records the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. If it becomes probable the forecasted transactions will not occur, the hedge relationship will be de-designated and amounts accumulated in AOCI will be reclassified to Interest and other non-operating expenses, net in the current period. Future changes in the fair value of derivatives not designated as hedging instruments will be reported in Interest and other non-operating expenses, net in the Consolidated Statements of Operations.
Treasury stock: The Company records purchases of treasury stock at cost, which is reflected as a reduction to Stockholders’ equity on the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.
Revenue recognition: The Company recognizes revenue when control over a product or service is transferred to a customer. This transfer occurs primarily when goods are picked up by a customer at the Company’s branch or when goods are delivered to a customer location. Revenue is measured at the transaction price, which is based on the amount of consideration the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. In all cases, when a sale is recorded by the Company, no significant uncertainty exists surrounding the customer’s obligation to pay. The Company also enters into agency agreements with certain of its suppliers whereby the Company operates as a sales agent of those suppliers. The suppliers retain title to their merchandise until it is sold by the Company and determine the prices at which the Company can sell their merchandise. The Company recognizes these agency sales on a net basis and records only the product margin as commission revenue. In addition, Net sales include billings to customers for freight and handling charges. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes. Provisions for returns are estimated and accrued at the time a sale is recognized.
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
Cost of goods sold: Cost of goods sold includes all inventory costs, such as the purchase price from suppliers, net of any volume-based incentives and discounts, as well as inbound freight and handling, and other costs associated with inventory, and is exclusive of the costs to deliver the products to customers.
Shipping and handling costs: Shipping and handling costs associated with inbound freight are included in Cost of goods sold.
Leases: The Company determines if an arrangement is a lease at inception of a contract. The Company leases equipment and real estate including office space, branch locations, and distribution centers under operating leases. Finance lease obligations consist primarily of the Company’s vehicle fleet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases include options to purchase the leased property. ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. As most of the Company's operating leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or lease liabilities. These amounts are expensed as incurred and recorded as variable lease expense. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. Refer to “Note 6. Leases” for further details regarding leases.
Advertising costs: Advertising costs are charged to expense as incurred and were $13.1 million, $13.7 million, and $13.5 million, during the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.
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
In November 2024, the Company entered into an agreement to become a limited partner in a tax-advantaged limited partnership for an interest in an approved qualified renewable energy project. The carrying value of the investment is included in Other assets in the Consolidated Balance Sheets, with an unfunded commitment included in Accrued liabilities as of December 29, 2024. The investment qualifies for the application of the proportional amortization method (“PAM”), under which, the tax equity investment is amortized in proportion to the allocation of income tax credits and is recorded within Income tax expense in the Consolidated Statements of Operations. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other income tax benefits (e.g., tax operating losses) that are not included under PAM. These income tax credits and other income tax benefits received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Refer to “Note 9. Income Taxes” for further information pertaining to income taxes.
Redeemable Non-controlling Interest: In April 2024, the Company entered into a Securities Purchase and Redemption Agreement, pursuant to which it acquired a 75% ownership interest in Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”). The Company maintains a controlling financial interest in Devil Mountain and consolidates this entity. The portion of Net income (loss) and Comprehensive income (loss) of Devil Mountain attributable to the non-controlling interest is shown separately in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, respectively. The share of equity in Devil Mountain attributable to the non-controlling interest is reported as Redeemable non-controlling interest in the Consolidated Balance Sheets as temporary equity. In addition, the Company entered into an amended operating agreement, the Second Amended and Restated Operating Agreement (the “Operating Agreement”), in connection with the acquisition of the Company’s controlling interest. The Operating Agreement contains put and call options whereby the remaining 25% ownership interest in Devil Mountain may be sold to the Company through the exercise of the holders’ put option or purchased by the Company through the exercise of the Company’s call option. The put option may be exercised any time on or after three years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The Company’s call option may be redeemed any time on or after five years from the date of acquisition, or earlier upon the occurrence of certain circumstances. The put and call option price is based on a multiple of earnings, subject to the terms of the Operating Agreement.
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
Recently Issued and Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” (“ASU 2021-08”). The guidance requires an acquirer in a business combination to recognize and measure contract assets and liabilities in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) rather than at fair value. The Company adopted ASU 2021-08 on a prospective basis when it became effective in the first quarter of the 2023 Fiscal Year. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of Staff Accounting Bulletin No. 120. ASU 2023-03 provided clarifying guidance related to employee and non-employee share-based payment accounting, including guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. ASU 2023-03 did not provide new guidance so there is no transition or effective date associated with it. Therefore, these updates were immediately effective. The adoption of ASU 2023-03 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits a reporting entity to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, if certain eligibility criteria are met. Under this guidance, an investor in a tax equity investment may utilize the proportional amortization method for qualifying investments on a tax credit program-by-program basis. The Company adopted ASU 2023-02 as of January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements. Refer to “Income taxes” above and “Note 9. Income Taxes” for additional information regarding the Company’s tax equity investment.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the segment measure of profit or loss, (ii) categories and amounts for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 effective January 1, 2024 on a retrospective basis. The adoption of ASU 2023-07 did not have an impact on the Company’s consolidated financial statements as the requirements impact only segment reporting disclosures in the Notes to the Company’s consolidated financial statements. Refer to “Note 12. Segment Information” for additional information.
Accounting Pronouncements Issued But Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its disclosures.

Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Landscaping products(a)	$3,526.0	$3,359.6	$3,059.6
Agronomic and other products(b)	1,014.6	941.6	954.9
	$4,540.6	$4,301.2	$4,014.5
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

As of December 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $16.3 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract Liabilities

As of December 29, 2024 and December 31, 2023, contract liabilities were $16.3 million and $12.4 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 29, 2024 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $14.9 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3. Acquisitions
The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company made various acquisitions during the years ended December 29, 2024, December 31, 2023, and January 1, 2023. The following acquisitions had an aggregate purchase price of $138.0 million, $195.7 million, and $248.7 million, and deferred contingent consideration of $6.9 million, $12.6 million, and $17.4 million, for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The aggregate assets acquired were $181.5 million, $199.4 million, and $196.6 million, aggregate liabilities assumed were $50.9 million, $66.5 million, and $32.3 million, and excess purchase price attributed to goodwill acquired was $32.9 million, $75.4 million, and $101.8 million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The Company has completed the acquisition accounting for each acquisition made during the 2023 Fiscal Year and the 2022 Fiscal Year. The Company recorded the preliminary acquisition accounting for the remaining acquisitions completed during the 2024 Fiscal Year at their estimated fair values as of the respective acquisition dates.
•In December 2024, the Company acquired the assets and assumed the liabilities of Custom Stone. With six locations across Texas, Custom Stone is a wholesale distributor of hardscape products to landscape professionals.
•In December 2024, the Company acquired the assets and assumed the liabilities of OakStreet Wholesale Nursery, LLC (“OakStreet”). With one location in Fairview, Texas, OakStreet is a wholesale distributor of nursery products to landscape professionals.
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

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in millions):

	December 29, 2024	December 31, 2023
Land	$17.5	$13.2
Buildings and leasehold improvements:
Buildings	10.3	8.4
Leasehold improvements	84.0	55.7
Branch equipment	133.4	121.5
Office furniture and fixtures and vehicles:
Office furniture and fixtures	35.0	30.4
Vehicles	67.5	77.5
Finance lease right-of-use assets	210.5	151.0
Mineral rights	2.2	2.2
Tooling	0.2	—
Construction in process	9.3	14.0
Total Property and equipment, gross	569.9	473.9
Less: accumulated depreciation and amortization	277.8	224.5
Total Property and equipment, net	$292.1	$249.4
Amortization of finance ROU assets and depreciation expense was $75.3 million, $64.1 million, and $51.6 million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at December 29, 2024 and December 31, 2023 were $25.2 million and $19.7 million, less accumulated amortization of $13.1 million and $11.1 million, respectively. Amortization of these software costs was $2.7 million, $1.0 million, and $1.4 million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Note 5. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 29, 2024 and December 31, 2023 are as follows (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Beginning balance	$485.5	$411.9
Goodwill acquired during the year	32.9	75.4
Goodwill adjusted during the year	(0.3)	(1.8)
Ending balance	$518.1	$485.5
Additions to goodwill during the years ended December 29, 2024 and December 31, 2023 related to the acquisitions during the 2024 Fiscal Year and the 2023 Fiscal Year as described in “Note 3. Acquisitions.” There have been no impairments of the Company’s goodwill for the years ended December 29, 2024 and December 31, 2023.
Intangible Assets
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		December 29, 2024			December 31, 2023
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.5 years	$585.9	$347.0	$238.9	$551.8	$295.7	$256.1
Trademarks and other	3.0 years	52.9	30.8	22.1	49.5	24.8	24.7
Total intangibles		$638.8	$377.8	$261.0	$601.3	$320.5	$280.8
During the year ended December 29, 2024, the Company recorded $40.2 million of intangible assets, including $34.1 million in Customer relationship intangibles and $6.1 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $34.0 million and $6.3 million, respectively, as a result of the acquisitions completed in 2024 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $0.1 million and $(0.2) million, respectively.
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
Amortization expense for intangible assets for the years ended December 29, 2024, December 31, 2023, and January 1, 2023 was $61.0 million, $62.6 million, and $50.8 million, respectively.

Total future amortization estimated as of December 29, 2024, is as follows (in millions):

Fiscal year ending:
2025	$54.2
2026	44.5
2027	35.2
2028	27.2
2029	21.0
Thereafter	78.9
Total future amortization	$261.0

Note 6. Leases

The components of lease expense were as follows (in millions):

Lease cost	Classification	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.7	$—	$—
Amortization of right-of-use assets	Selling, general and administrative expenses	28.3	19.9	13.2
Interest on lease liabilities	Interest and other non-operating expenses, net	7.1	4.0	2.0
Operating lease cost	Cost of goods sold	8.0	8.2	5.7
Operating lease cost	Selling, general and administrative expenses	109.5	87.7	76.2
Short-term lease cost	Cost of goods sold	0.5	—	—
Short-term lease cost	Selling, general and administrative expenses	4.2	3.3	2.1
Variable lease cost	Selling, general and administrative expenses	2.7	1.9	1.4
Sublease income	Selling, general and administrative expenses	(1.0)	(0.9)	(1.1)
Total lease cost		$160.0	$124.1	$99.5

Supplemental cash flow information related to leases was as follows (in millions):

Other information	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$7.1	$4.0	$2.0
Operating cash flows from operating leases	$109.2	$96.0	$81.5
Financing cash flows from finance leases	$26.7	$18.5	$12.6
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$61.3	$51.4	$26.0
Operating leases	$109.6	$114.8	$86.7

The aggregate future lease payments for operating and finance leases as of December 29, 2024 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2025	$102.3	$37.0
2026	94.2	33.8
2027	80.6	29.9
2028	65.3	25.9
2029	52.2	17.6
Thereafter	121.5	6.3
Total lease payments	516.1	150.5
Less: interest	83.6	19.9
Present value of lease liabilities	$432.5	$130.6

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	December 29, 2024	December 31, 2023
Weighted-average remaining lease term:
Finance leases	4.5 years	4.5 years
Operating leases	6.1 years	6.3 years
Weighted-average discount rate:
Finance leases	6.5%	6.0%
Operating leases	5.5%	5.1%

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $18.3 million, $16.5 million, and $14.5 million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. As of December 29, 2024, the aggregate number of shares that remain available to be issued under the 2020 Plan is 2,221,857.

Stock options and RSUs granted to employees vest over a four-year period at 25% per year. Stock options expire 10 years after the date of grant. PSUs granted to employees vest upon the achievement of the performance conditions, over a three-year period, measured by the growth of the Company’s pre-tax income plus amortization relative to a performance peer group, subject to adjustment based upon the application of a return on invested capital modifier.

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
There were no stock options granted in the 2024 Fiscal Year. The estimated grant-date fair value of stock options for the years ended December 31, 2023 and January 1, 2023 was calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

	December 31, 2023	January 1, 2023
Risk-free interest rate	3.82%	2.26%
Expected dividends	—	—
Expected volatility	43.5%	28.0%
Expected term	6.25 years	6.25 years

The following table summarizes the information about stock options as of and for the years ended December 29, 2024 and December 31, 2023:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	971.9	$66.91	5.2 years	$56.0
Granted	56.6	$149.42
Exercised	(185.3)	$28.30
Expired or forfeited	(6.2)	$151.46
Outstanding as of December 31, 2023	837.0	$80.40	5.0 years	$70.0
Granted	—	$—
Exercised	(129.2)	$43.33
Expired or forfeited	(3.0)	$166.87
Outstanding as of December 29, 2024	704.8	$86.83	4.3 years	$38.5
Exercisable as of December 29, 2024(a)	614.1	$76.09	3.8 years	$38.4
Unvested and expected to vest after December 29, 2024	90.7	$159.57	7.5 years	$0.1
______________
(a) Does not include 18.9 thousand stock options granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they are not exercisable.

The following table summarizes other stock-based compensation award activities for the year ended December 29, 2024 (in thousands):

	RSUs	DSUs	PSUs
Outstanding as of December 31, 2023	239.5	54.7	62.5
Granted(a)	150.5	3.4	53.8
Exercised/Vested/Settled(a)(b)	(88.2)	—	(18.8)
Expired or forfeited	(13.0)	—	(1.6)
Outstanding as of December 29, 2024	288.8	58.1	95.9
______________
(a) Includes 2.0 thousand PSUs granted and settled at greater than 100% of their original grant amount.
(b) Does not include 47.8 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

The weighted average grant date fair value of awards granted were as follows:

	December 29, 2024	December 31, 2023
Stock options	$—	$72.27
RSUs	$153.94	$148.78
DSUs	$156.14	$148.09
PSUs(a)	$157.59	$148.89
______________
(a) Includes PSUs granted and settled during the years ended December 29, 2024 and December 31, 2023 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Stock options(a)	$2.5	$4.7	$3.7
RSUs(a)	18.7	15.1	9.6
DSUs	0.7	0.4	0.7
PSUs	3.1	5.5	4.3
Total stock-based compensation	$25.0	$25.7	$18.3
______________
(a) Stock-based compensation expense for the years ended December 29, 2024 and December 31, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $3.3 million related to RSUs for the year ended December 29, 2024, and $1.2 million related to stock options and $2.2 million related to RSUs for the year ended December 31, 2023.

A summary of unrecognized stock-based compensation expense was as follows:

	December 29, 2024		December 31, 2023
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$2.3	1.6 years	$4.9	2.3 years
RSUs	$25.7	2.6 years	$23.7	2.5 years
DSUs	$0.3	1.0 years	$0.2	0.9 years
PSUs	$6.9	1.8 years	$3.9	1.7 years

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	December 29, 2024	December 31, 2023
ABL facility	$—	$7.5
Subsidiary ABL facility	0.2	—
Term loans	392.7	369.6
Hybrid debt instruments	0.4	1.9
Total gross long-term debt	393.3	379.0
Less: unamortized debt issuance costs and discounts on debt	(5.1)	(6.1)
Total debt	$388.2	$372.9
Less: current portion	(4.3)	(5.3)
Total long-term debt	$383.9	$367.6

ABL Facility
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $581.2 million and $578.2 million as of December 29, 2024 and December 31, 2023, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
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
There was no outstanding balance under the ABL Facility as of December 29, 2024. The interest rate on the outstanding balance under the ABL Facility was 6.69508% as of December 31, 2023. The commitment fee on unfunded amounts was 0.25% as of December 29, 2024 and December 31, 2023.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of December 29, 2024, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.65265% as of December 29, 2024. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of December 29, 2024.
Term Loans

The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Company, through its subsidiaries, entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), by and among the Borrowers, JPMorgan Chase Bank, N.A. (the “New Agent”) in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing term loans outstanding immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”). On March 27, 2023, Landscape Holding, as representative for the Borrowers, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”), to implement a forward-looking interest rate based on SOFR in lieu of LIBOR. On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement (the “Increase Supplement”) to the Second Amended and Restated Credit Agreement, providing for an additional $120.0 million of New Term Loans. On July 2, 2024, the Borrowers entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in term loans (the “Tranche B Term Loans”). The Tranche B Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Tranche B Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The Tranche B Term Loans mature on March 22, 2030.

Amendments of Term Loans

On July 2, 2024, the Company, through its subsidiaries, Landscape Holding and Landscape, entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. The aggregate principal amount includes $172.6 million of cashless roll by existing lenders and $220.1 million of proceeds from new lenders. Repayments of $195.1 million were made to lenders who did not participate in the Tranche B Term Loans. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions.

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.27397% as of December 29, 2024.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of December 29, 2024, the Company was in compliance with all of the Second Amendment covenants.

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
Interest Expense
During the years ended December 29, 2024, December 31, 2023, and January 1, 2023, the Company incurred total interest expense of $31.9 million, $27.1 million, and $20.0 million, respectively, of which $22.8 million, $23.0 million, and $16.5 million, respectively, related to interest on the ABL Facility and the term loans. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Second Amendment, unamortized debt issuance costs and discounts in the amount of $1.8 million were written off to expense and new debt fees and issuance costs of $2.2 million were capitalized during the year ended December 29, 2024, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. As a result of the Increase Supplement, new debt fees and issuance costs of $1.8 million were capitalized during the year ended December 31, 2023. As a result of the Seventh Amendment to the ABL Credit Agreement, unamortized debt issuance costs and discounts in the amount of $0.6 million were written off to expense, and new debt fees and issuance costs of $2.3 million were capitalized during the year ended January 1, 2023. No gain or loss was recorded as it related to all participating lenders for the years ended December 29, 2024 and December 31, 2023. Amortization expense related to debt issuance costs and discounts was $1.3 million, $1.2 million, and $1.1 million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The remaining $6.0 million, $2.9 million, and $1.8 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.
Hybrid Debt Instruments
During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets since the interest rate swap arrangements executed on March 23, 2021 were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of December 29, 2024, the outstanding amount of approximately $0.4 million was classified as Long-term debt, current portion on the Company’s Consolidated Balance Sheets. Refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Interest Rate Swaps” below for additional information regarding interest rate swaps and hybrid debt instruments.

Debt Maturities
Maturities of long-term debt outstanding, in principal amounts at December 29, 2024, are summarized below (in millions):

Fiscal year:
2025	$4.3
2026	4.9
2027	3.9
2028	3.9
2029	3.2
Thereafter	373.1
Total	$393.3

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
On March 31, 2023, the Company amended the terms of its interest rate swaps to implement a forward-looking interest rate based on SOFR in place of LIBOR. Since the interest rate swaps were affected by reference rate reform, the Company applied the expedients and exceptions provided in Topic 848 to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All interest rate swap amendments were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships. The interest rate swaps continue to be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month Term SOFR (subject to a floor of 0.23839% for interest rate swaps 7, 8, and 9) as applied to the notional amounts of each interest rate swap.
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
The following table provides additional details related to the swap contracts designated as hedging instruments as of December 29, 2024:

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

The following table provides additional details related to interest rate swap 3, which was terminated upon maturity on January 14, 2024:

Derivatives designated as hedging instruments	Inception Date	Amended Effective Date	Maturity Date	Notional Amount (in millions)	Fixed Interest Rate	Type of Hedge
Interest rate swap 3	December 17, 2018	April 14, 2023	January 14, 2024	$34.0	2.73040%	Cash flow

The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023 (in millions):

	Derivative Assets
	December 29, 2024		December 31, 2023
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$1.7	Prepaid expenses and other current assets	$8.4
	Other assets	—	Other assets	1.3
Total derivative assets		$1.7		$9.7

As of December 29, 2024, the net fair value of the interest rate swaps in the amount of $1.3 million, net of taxes, was recorded in AOCI for the derivatives designated as hedging instruments. To the extent the interest rate swaps designated as hedging instruments are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swaps in earnings.
For the years ended December 29, 2024 and December 31, 2023, there was no ineffectiveness recognized in earnings. The after-tax amount of unrealized gain on derivative instruments included in AOCI related to the interest rate contracts expected to be reclassified into earnings during the next 12 months was $1.3 million as of December 29, 2024. The ultimate amount recognized will vary based on fluctuations of interest rates through the maturity dates.
The table below provides details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the years ended December 29, 2024, December 31, 2023, and January 1, 2023 (in millions):

Derivatives designated as cash flow hedges	December 29, 2024	December 31, 2023	January 1, 2023
Interest rate contracts
Gain Recorded in Other Comprehensive Income	$1.4	$3.0	$17.2
Gain Reclassified from AOCI into Income(a)	$9.4	$9.6	$1.6
______________
(a) Gain Reclassified from AOCI into Income is presented within Interest and other non-operating expense, net within the Consolidated Statements of Operations for all periods presented.

The table below provides details regarding gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments for the years ended December 29, 2024, December 31, 2023, and January 1, 2023 (in millions):

Derivatives not designated as hedging instruments	December 29, 2024	December 31, 2023	January 1, 2023
Interest rate contracts
Loss Reclassified from AOCI into Income(a)	$—	$(0.1)	$(3.0)
______________
(a) Loss Reclassified from AOCI into Income is presented within Interest and other non-operating expense, net within the Consolidated Statements of Operations for all periods presented.

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

Note 9. Income Taxes

The Company recorded Income tax expense of $36.0 million, $49.8 million, and $67.7 million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.
Components of Income before taxes were as follows (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
U.S.	$163.9	$221.1	$309.4
Foreign	(3.5)	2.1	3.7
Total	$160.4	$223.2	$313.1

Components of Income tax expense were as follows (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Current income tax expense:
U.S. federal	$37.6	$49.9	$56.6
U.S. state and local	9.4	13.6	15.2
Foreign	—	0.8	1.1
Total current	47.0	64.3	72.9
Deferred income tax benefit:
U.S. federal	(9.0)	(11.6)	(3.5)
U.S. state and local	(1.2)	(2.7)	(1.4)
Foreign	(0.8)	(0.2)	(0.3)
Total deferred	(11.0)	(14.5)	(5.2)
Income tax expense	$36.0	$49.8	$67.7
The Company’s effective tax rate was 22.4%, 22.3%, and 21.6% for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The following table provides a reconciliation of Income tax expense at the statutory U.S. federal tax rate to actual Income tax expense for the periods presented (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
U.S. federal statutory expense	$33.7	$46.9	$65.8
State and local income taxes, net(a)	6.2	8.1	10.6
Excess tax benefits	(2.7)	(4.8)	(8.5)
Other, net	(1.2)	(0.4)	(0.2)
Income tax expense	$36.0	$49.8	$67.7
______________
(a) Includes excess tax benefits of $(0.6) million, $(1.1) million, and $(1.9) million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Undistributed earnings of the Company’s foreign subsidiaries approximate $22.8 million as of December 29, 2024. Those earnings are considered indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes, state and local income taxes, and withholding taxes payable to the foreign country. From a U.S. income tax perspective, however, the Company expects to claim a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings.

Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.1 million may be payable upon remittance of all previously unremitted earnings as of December 29, 2024.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	December 29, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$2.0	$3.0
Allowance for uncollectible accounts	14.3	11.7
Inventory	7.3	6.1
Intangible assets	21.0	13.9
Accrued compensation	4.7	4.2
Stock compensation	10.8	9.7
Environmental reserve	0.6	0.6
Deferred transaction costs	3.3	3.2
Operating lease liabilities	106.5	102.1
Capitalized research and development expenditures	12.3	9.9
Other	4.4	2.9
Total gross deferred tax assets	187.2	167.3
Valuation allowance	(1.5)	(2.7)
Total net deferred tax assets	185.7	164.6
Deferred tax liabilities:
Fixed assets and land	(40.0)	(43.8)
Goodwill	(23.6)	(15.8)
Operating lease right-of-use assets	(99.5)	(97.6)
Interest rate swaps	(0.4)	(2.4)
Investments in partnerships	(2.5)	—
Other	(1.2)	(2.0)
Total deferred tax liabilities	(167.2)	(161.6)
Net deferred tax assets	$18.5	$3.0

Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	December 29, 2024	December 31, 2023
U.S. federal net deferred tax assets	$10.6	$—
U.S. state and local net deferred tax assets	6.3	4.4
Foreign net deferred tax assets	1.6	0.9
U.S. federal, state and local, and foreign net deferred tax assets	18.5	5.3

U.S. federal net deferred tax liabilities	—	(2.3)
U.S. federal net deferred tax liabilities	—	(2.3)

Net deferred tax assets	$18.5	$3.0

The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 29, 2024 and December 31, 2023, a valuation allowance of $1.5 million and $2.7 million, respectively, has been recorded against deferred tax assets related primarily to state net operating loss carryforwards the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Beginning balance	$2.7	$3.4	$4.2
Decrease in valuation allowance	(1.2)	(0.7)	(0.8)
Ending balance	$1.5	$2.7	$3.4

As of December 29, 2024, the Company had available tax-effected state net operating loss carryforwards of $1.5 million and a tax-effected Canadian net operating loss of $0.5 million that generally expire at various dates through 2037 and 2044, respectively, if not utilized.

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

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries. With limited exceptions, years prior to the 2021 Fiscal Year are no longer open to U.S. federal, state, and local examination by the taxing authorities.

Tax Equity Investment:

In November 2024, the Company entered into an agreement to become a limited partner in a tax-advantaged limited partnership for an interest in an approved qualified renewable energy project. This investment qualifies for the application of PAM, under which the Company amortized the initial cost of the investment, inclusive of the delayed equity contribution, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. The net benefits of this investment, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, were recognized in the Consolidated Statements of Operations as a component of Income tax expense. At December 29, 2024, the carrying value of the tax equity investment was $0.5 million and was recorded in Other assets on the Consolidated Balance Sheets, which included an unfunded commitment of $4.4 million that was recorded in Accrued liabilities on the Consolidated Balance Sheets. The unfunded commitment is expected to be paid in the first quarter of 2025.

The following table presents the amounts recognized under PAM for income tax credits and other income tax benefits, as well as amortization of investment, the net effect of which is presented as a component of Income tax expense in the Consolidated Statements of Operations, and Other assets in the Consolidated Statements of Cash Flows, for the year ended December 29, 2024 (in millions):

December 29, 2024
Tax credits and other benefits recognized	$(11.4)
Amortization of investment	$9.5

During the year ended December 29, 2024, the Company recorded an immaterial amount of non-income tax-related income associated with the tax equity investment. There was no impairment of the Company’s tax equity investment during the year ended December 29, 2024.

Note 10. Commitments and Contingencies

Litigation

From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of December 29, 2024 and December 31, 2023, and sales, expenses, changes in equity, and cash flows for the years ended December 29, 2024, December 31, 2023, and January 1, 2023.

Environmental Liability

As part of the sale by LESCO of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost, and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of December 29, 2024 and December 31, 2023, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of December 29, 2024 and December 31, 2023, respectively.

Letters of Credit

As of December 29, 2024 and December 31, 2023, outstanding letters of credit were $18.8 million and $14.3 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Purchase Commitments

The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2027. The total future obligation was $52.9 million as of December 29, 2024 with expected payments of $37.6 million, $12.9 million, and $2.4 million during fiscal years 2025, 2026, and 2027, respectively. The Company’s purchases were $70.1 million, $73.9 million, and $67.4 million for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The Company also contracted with a supplier beginning in 2020 and subsequently amended the contract in 2021 to purchase an aggregate minimum of 18,000 tons of fertilizer annually for 10 years or until the total purchase commitment of 180,000 tons of product is fulfilled. If the Company does not meet minimum volume commitments, the Company must pay a $195 per tonnage shortfall. As of December 29, 2024, the total remaining amount contracted with this supplier was $14.5 million. Other supplier contracts total $20.9 million for arrangements that run through fiscal year 2027. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was $52.2 million as of December 29, 2024.

Note 11. Earnings (Loss) Per Share
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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the years ended December 29, 2024, December 31, 2023, and January 1, 2023:

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Shares used in the computation of basic earnings per share	45,244,491	45,112,977	45,048,218
Effect of dilutive securities:
Stock options	340,190	492,075	619,508
RSUs and PSUs	37,232	71,686	99,013
DSUs	13,164	9,530	14,097
Shares used in the computation of diluted earnings per share	45,635,077	45,686,268	45,780,836

The diluted earnings per common share calculation for the years ended December 29, 2024, December 31, 2023, and January 1, 2023 excluded the effect of 189,864, 182,467, and 262,510 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

Note 12. Segment Information

The Company operates as one operating segment. The Company’s consolidated results represent the results of its one operating segment based on how the Company’s CODM, its Chairman and Chief Executive Officer, views the business for purposes of evaluating performance and making operating decisions.
The CODM reviews financial information on a consolidated basis and uses the segment performance measure of consolidated Net income to assess financial performance of the Company and determine how to allocate resources of the Company as a whole. Consolidated Net income is used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow consolidated Net income and the allocation of budgets between the significant segment expenses within Cost of goods sold and Selling, general and administrative expenses. The CODM does not regularly review asset information and therefore, the Company does not report asset information beyond what is disclosed in the Consolidated Balance Sheets.

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023	For the year January 3, 2022 to January 1, 2023
Net sales	$4,540.6	$4,301.2	$4,014.5

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	2,750.6	2,617.7	2,417.0
Freight, handling, and distribution expenses	151.3	136.0	140.5
Other Cost of goods sold(a)(b)	78.6	56.3	35.5

Selling, general and administrative expenses:
Compensation expenses	776.1	703.8	606.8
Facility expenses	245.1	213.9	182.2
Depreciation and amortization expenses	131.9	124.7	103.8
Delivery expenses	77.0	58.4	50.3
Other Selling, general and administrative expenses(c)	155.0	155.8	153.9

Other income	(17.3)	(15.7)	(8.6)
Interest and other non-operating expenses, net	31.9	27.1	20.0
Income tax expense	36.0	49.8	67.7
Net income	$124.4	$173.4	$245.4
_____________
(a) Includes depreciation and amortization expenses of $7.1 million, $3.0 million, and zero for the periods ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.
(b) Primarily includes inventory production, obsolescence, and customer program expenses.
(c) Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by capitalization of overhead expenses.

Note 13. Subsequent Events
In January 2025, the Company’s majority-owned subsidiary, Devil Mountain, acquired the assets and assumed the liabilities of Pacific Nurseries, LLC (“Pacific Nurseries”). With one location in Colma, California, Pacific Nurseries is a wholesale distributor of nursery products to landscape professionals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of December 29, 2024. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 29, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 29, 2024. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our assessment, we believe that, as of December 29, 2024, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has excluded Eggemeyer, Devil Mountain, Hardscape.com, Cohen & Cohen, Millican Nurseries, OakStreet, and Custom Stone from its annual report on internal control over financial reporting as of December 29, 2024. These excluded acquisitions collectively represented approximately 4% of the Company’s consolidated Total assets (excluding goodwill and intangible assets acquired in the transactions, which are included in management’s report on internal control over financial reporting) and approximately 2% of the Company’s consolidated Net sales as of and for the year ended December 29, 2024.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc. and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 20, 2025 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eggemeyer, Devil Mountain, Hardscape.com, Cohen & Cohen, Millican Nurseries, OakStreet, and Custom Stone, which were acquired throughout the year, and whose financial statements constitute 4% of total assets and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 29, 2024. Accordingly, our audit did not include the internal control over financial reporting at Eggemeyer, Devil Mountain, Hardscape.com, Cohen & Cohen, Millican Nurseries, OakStreet, and Custom Stone.
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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 20, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 29, 2024, none of our directors or executive officers adopted, modified, or terminated contracts, instructions, or written plans for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as follows.

					Plans
Name	Title	Action	Adoption Date	Expiration Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate # of Securities to be Purchased/Sold
Doug Black	Chief Executive Officer, Chairman of the Board of Directors	Adoption	November 27, 2024	September 30, 2025	X		66,873
Joseph Ketter	Executive Vice President, Human Resources	Adoption	November 27, 2024	July 28, 2025	X		39,640

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

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

10.46†	SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed May 15, 2020.

Exhibit Number	Description

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

10.62

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

10.63†
Summary of Non-Employee Director Compensation, as amended and restated on May 11, 2023, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed August 2, 2023.

10.64
Increase Supplement, dated as of July 12, 2023, by and between SiteOne Landscape Supply Holding, LLC and JPMorgan Chase Bank, N.A., as increasing lender, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2023.

Exhibit Number	Description

10.65†	Form of Separation Benefit Agreement, is incorporated by reference to Exhibit 10.64 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 22, 2024.

10.66†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 13, 2024.

10.67†
Form of ELT Restricted Stock Unit Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.66 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 22, 2024.

10.68†
Form of ELT Stock Option Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.67 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 22, 2024.

10.69†

Summary of Non-Employee Director Compensation, as amended and restated on May 7, 2024, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc. filed July 31, 2024.

10.70†
Form of Performance Stock Unit Award Agreement under the SiteOne Landscape Supply, Inc. 2020 Omnibus Equity Incentive Plan, is incorporated by reference to Exhibit 10.1 to the Form 8-K of SiteOne Landscape Supply, Inc., filed February 10, 2025.

19.1*	SiteOne Landscape Supply, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of SiteOne Landscape Supply, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 97 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 22, 2024.

101*
The following audited financial information from this Annual Report on Form 10-K for the year ended December 29, 2024 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 20, 2025	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2025	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 20, 2025	By:	/s/ John T. Guthrie
			Name:	John T. Guthrie
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 20, 2025	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 20, 2025	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 20, 2025	By:	/s/ Larisa J. Drake
			Name:	Larisa J. Drake
			Title:	Director

Date:	February 20, 2025	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 20, 2025	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 20, 2025	By:	/s/ Judith S. Sansone
			Name:	Judith S. Sansone
			Title:	Director

Date:	February 20, 2025	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	December 29, 2024	December 31, 2023
Assets
Investment in wholly-owned subsidiary	$1,572.1	$1,485.7
Deferred tax asset (Note 3)	0.4	0.4
Total assets	$1,572.5	$1,486.1

Liabilities and Stockholders' Equity
Total liabilities	$—	$—

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,601,760 and 45,404,091 shares issued, and 44,913,296 and 45,082,070 shares outstanding at December 29, 2024 and December 31, 2023, respectively	0.5	0.5
Additional paid-in capital	626.5	601.8
Retained earnings	1,039.9	916.3
Accumulated other comprehensive income (loss)	(6.1)	4.2
Treasury stock, at cost, 688,464 and 322,021 shares at December 29, 2024 and December 31, 2023, respectively	(88.3)	(36.7)
Total stockholders' equity	1,572.5	1,486.1
Total liabilities and stockholders' equity	$1,572.5	$1,486.1
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year
	January 1, 2024	January 2, 2023	January 3, 2022
	to December 29, 2024	to December 31, 2023	to January 1, 2023
Equity in Net income of subsidiary	$123.6	$173.4	$245.4

Income before taxes	123.6	173.4	245.4
Net income attributable to SiteOne	$123.6	$173.4	$245.4

Other comprehensive (loss) income, net of tax	(10.3)	(3.5)	9.9
Comprehensive income attributable to SiteOne	$113.3	$169.9	$255.3
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year
	January 1, 2024	January 2, 2023	January 3, 2022
	to December 29, 2024	to December 31, 2023	to January 1, 2023
Cash Flows from Operating Activities:
Net income attributable to SiteOne	$123.6	$173.4	$245.4
Adjustments to reconcile Net income attributable to SiteOne to net cash provided by operating activities:
Equity in Net income of subsidiary	(123.6)	(173.4)	(245.4)
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	51.3	12.0	24.4
Net cash provided by investing activities	$51.3	$12.0	$24.4

Cash Flows from Financing Activities:
Repurchases of common shares	(51.3)	(12.0)	(24.4)
Net cash used in financing activities	$(51.3)	$(12.0)	$(24.4)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
See Notes to Condensed Financial Statements.

Notes to Condensed Parent Company Only Financial Statements

Note 1. Description of SiteOne Landscape Supply, Inc.
SiteOne Landscape Supply, Inc. (“Holdings” or the “Parent”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding” or “subsidiary”), which it acquired from Deere & Company on December 23, 2013 (the “Closing Date”) in exchange for its common stock initially representing 40% of the outstanding capital stock (on an as-converted basis). In addition, Holdings issued cumulative convertible participating redeemable preferred stock (“Redeemable Convertible Preferred Stock”) to Clayton, Dubilier & Rice, LLC (“CD&R”) initially representing 60% of its remaining outstanding capital stock (on an as-converted basis) (both events collectively referred to herein as the “CD&R Acquisition”). On May 2, 2016, Holdings paid a one-time special cash dividend to all existing stockholders as of April 29, 2016. CD&R received $112.4 million pursuant to its right to participate in all distributions to common stock on an as-converted basis, in accordance with its right as a preferred stockholder. On the day prior to the closing of the initial public offering, all of the then-outstanding Redeemable Convertible Preferred Stock converted into shares of common stock, resulting in the issuance by Holdings of an additional 25,303,164 shares of common stock. On December 5, 2016, May 1, 2017, and July 26, 2017, Holdings completed secondary offerings of its common stock in which Deere and CD&R were the sole sellers. Following consummation of the secondary offering on July 26, 2017, CD&R and Deere no longer have an ownership interest in Holdings. Holdings has no significant operations or assets other than its indirect ownership of the equity of Landscape Holding. Accordingly, Holdings is dependent upon distributions from Landscape Holding to fund its obligations. However, under the terms of Landscape Holding’s credit agreements governing Landscape Holding’s ABL Facility and term loans, Landscape Holding’s ability to pay dividends or lend to Holdings is restricted. Landscape Holding has no obligation to pay dividends to Holdings except to pay specified amounts to Holdings in order to fund the payment of Holdings’ tax obligations.
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
The following table summarizes the activity under the share repurchase program during the periods presented.

Fiscal Year	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
2022	211,110	$118.40	$375.0
2023	90,000	$126.21	$363.6
2024	366,443	$140.97	$312.0

Note 2. Basis of Presentation
The accompanying Condensed Parent Company Only Financial Statements include Holdings’ amounts and its investment in wholly-owned subsidiary since the Closing Date under the equity method, and do not present the financial statements of Holdings and its wholly-owned subsidiary on a consolidated basis. Under the equity method, investment in subsidiary is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received since the date of acquisition. The condensed Parent Company Only Financial Statements should be read in conjunction with SiteOne Landscape Supply, Inc. Consolidated Financial Statements and their accompanying Notes to Consolidated Financial Statements.
Note 3. Income Taxes
In connection with the CD&R Acquisition, transaction expenses of $9.8 million were recorded within the period ended December 29, 2013. Of the $9.8 million of total transaction expenses, $3.7 million of these expenses were not deductible for tax purposes and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. Amortization of the deferred tax asset for the years ended December 29, 2024 and December 31, 2023 was $0.4 million ($0.0 million tax-effected) and $0.4 million ($0.1 million tax-effected), respectively, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount. As of December 29, 2024, the deferred tax asset related to these transaction expenses has a balance of $0.4 million.