Form 10-Q
period 2025-03-30
SiteOne Landscape Supply, Inc.
filed 2025-04-30
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of April 25, 2025
Common Stock, $0.01 par value per share	44,809,549

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
•general business, financial market, and economic conditions, including challenges created, in part, by the imposition of U.S. tariffs and broader geopolitical conflicts, and the resulting economic concerns, market fluctuations, declines in consumer sentiment and impact on the price, and demand for, our products;
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
•supply chain disruptions (including as a result of the imposition of U.S. tariffs), product or labor shortages, and the loss of key suppliers;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	March 30, 2025	December 29, 2024
Current assets:
Cash and cash equivalents	$56.6	$107.1
Accounts receivable, net of allowance for doubtful accounts of $28.1 and $26.9, respectively	561.5	547.1
Inventory, net	1,032.1	827.2
Income tax receivable	21.7	12.3
Prepaid expenses and other current assets	75.1	55.9
Total current assets	1,747.0	1,549.6

Property and equipment, net (Note 5)	297.1	292.1
Operating lease right-of-use assets, net (Note 7)	409.7	415.3
Goodwill (Note 6)	520.0	518.1
Intangible assets, net (Note 6)	249.1	261.0
Deferred tax assets	18.9	18.5
Other assets	16.6	16.2
Total assets	$3,258.4	$3,070.8

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$432.5	$315.5
Current portion of finance leases (Note 7)	30.9	29.7
Current portion of operating leases (Note 7)	90.5	90.2
Accrued compensation	58.3	70.9
Long-term debt, current portion (Note 9)	3.9	4.3
Accrued liabilities	124.7	130.2
Total current liabilities	740.8	640.8

Other long-term liabilities	10.2	11.0
Finance leases, less current portion (Note 7)	103.1	100.9
Operating leases, less current portion (Note 7)	335.0	342.3
Long-term debt, less current portion (Note 9)	499.1	383.9
Total liabilities	1,688.2	1,478.9

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	19.2	19.4

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,666,919 and 45,601,760 shares issued, and 44,949,746 and 44,913,296 shares outstanding at March 30, 2025 and December 29, 2024, respectively	0.5	0.5
Additional paid-in capital	636.8	626.5
Retained earnings	1,012.6	1,039.9
Accumulated other comprehensive income (loss)	(7.1)	(6.1)
Treasury stock, at cost, 717,173 and 688,464 shares at March 30, 2025 and December 29, 2024, respectively	(91.8)	(88.3)
Total stockholders' equity	1,551.0	1,572.5
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,258.4	$3,070.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net sales	$939.4	$904.8
Cost of goods sold	629.6	603.6
Gross profit	309.8	301.2

Selling, general and administrative expenses	343.2	327.7
Other income	3.9	4.2
Operating loss	(29.5)	(22.3)

Interest and other non-operating expenses, net	7.4	6.7
Loss before taxes	(36.9)	(29.0)
Income tax benefit	(9.4)	(9.7)
Net loss	(27.5)	(19.3)

Less: Net loss attributable to non-controlling interest	(0.2)	—

Net loss attributable to SiteOne	$(27.3)	$(19.3)

Net loss per common share:
Basic	$(0.61)	$(0.43)
Diluted	$(0.61)	$(0.43)
Weighted average number of common shares outstanding:
Basic	45,084,610	45,263,984
Diluted	45,084,610	45,263,984
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net loss	$(27.5)	$(19.3)
Other comprehensive loss:
Foreign currency translation adjustments	0.3	(1.2)
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $0.4 and $0.3, respectively	(1.3)	(0.7)
Total other comprehensive loss	(1.0)	(1.9)
Comprehensive loss	(28.5)	(21.2)
Less: Comprehensive loss attributable to non-controlling interest	(0.2)	—
Comprehensive loss attributable to SiteOne	$(28.3)	$(21.2)
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
Net loss attributable to SiteOne	—	—	—	(27.3)	—	—	(27.3)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	65.1	—	(3.3)	—	—	—	(3.3)	—
Stock-based compensation	—	—	13.6	—	—	—	13.6	—
Repurchases of common shares	(28.7)	—	—	—	—	(3.5)	(3.5)	—
Balance at March 30, 2025	44,949.7	$0.5	$636.8	$1,012.6	$(7.1)	$(91.8)	$1,551.0	$19.2

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1	$—
Net loss attributable to SiteOne	—	—	—	(19.3)	—	—	(19.3)	—
Other comprehensive loss	—	—	—	—	(1.9)	—	(1.9)	—
Issuance of common shares under stock-based compensation plan	116.6	—	(1.6)	—	—	—	(1.6)	—
Stock-based compensation	—	—	10.5	—	—	—	10.5	—
Balance at March 31, 2024	45,198.7	$0.5	$610.7	$897.0	$2.3	$(36.7)	$1,473.8	$—
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(27.5)	$(19.3)
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	19.9	16.9
Stock-based compensation	13.6	10.5
Amortization of software and intangible assets	15.5	16.0
Amortization of debt related costs	0.3	0.3
Gain on sale of equipment	(0.2)	(1.0)
Other	(2.7)	(1.5)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(14.3)	(38.1)
Inventory	(204.4)	(160.9)
Income tax receivable	(9.4)	(2.8)
Prepaid expenses and other assets	(17.8)	(8.9)
Accounts payable	118.8	121.0
Income tax payable	—	(8.0)
Accrued expenses and other liabilities	(21.4)	(23.5)
Net Cash Used In Operating Activities	$(129.6)	$(99.3)

Cash Flows from Investing Activities:
Purchases of property and equipment	(14.8)	(8.9)
Acquisitions, net of cash acquired	(7.1)	—
Proceeds from the sale of property and equipment	0.9	1.6
Net Cash Used In Investing Activities	$(21.0)	$(7.3)

Cash Flows from Financing Activities:
Equity proceeds from common stock	0.8	2.6
Repurchases of common shares	(3.8)	—
Repayments under term loan	(1.0)	(1.0)
Borrowings on asset-based credit facilities	220.5	158.2
Repayments on asset-based credit facilities	(104.5)	(82.1)
Payments on finance lease obligations	(7.7)	(5.8)
Payments of acquisition related contingent obligations	—	(1.8)
Other financing activities	(4.3)	(4.4)
Net Cash Provided By Financing Activities	$100.0	$65.7

Effect of exchange rate on cash	0.1	(0.1)
Net change in cash	(50.5)	(41.0)
Cash and cash equivalents:
Beginning	107.1	82.5
Ending	$56.6	$41.5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$5.8	$6.0
Cash paid during the year for income taxes	$—	$1.1
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and less than three percent of total assets in Canada for all periods presented. As of March 30, 2025, the Company had over 690 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the three months ended March 30, 2025.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	28,709	$119.80	$308.5

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 29, 2024. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 28, 2025 (the “2025 Fiscal Year”) and December 29, 2024 (the “2024 Fiscal Year”) both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended March 30, 2025 and March 31, 2024 both include 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated immediately below and by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the 2024 Fiscal Year.

Recently Issued and Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits a reporting entity to account for its tax equity investments by using the proportional amortization method (“PAM”) regardless of the program from which it receives income tax credits, if certain eligibility criteria are met. Under this guidance, an investor in a tax equity investment may utilize the proportional amortization method for qualifying investments on a tax credit program-by-program basis. The Company adopted ASU 2023-02 as of January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements. Refer to “Note 10. Income Taxes” for additional information regarding the Company’s tax equity investment.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the segment measure of profit or loss, (ii) categories and amounts for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 effective January 1, 2024 on a retrospective basis. The adoption of ASU 2023-07 did not have an impact on the Company’s consolidated financial statements as the requirements impact only segment reporting disclosures in the Notes to the Company’s consolidated financial statements. Refer to “Note 13. Segment Information” for additional information.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 effective December 30, 2024. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements as the requirements impact only annual income tax reporting disclosures in the Notes to the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. In January 2025, the FASB issued ASU 2025-01, “Expense Disaggregation Disclosures (Topic 220): Clarifying the Effective Date” (“ASU 2025-01”). The new standard clarifies that ASU 2024-03 is required to be adopted in the annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its disclosures.

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Landscaping products(a)	$688.1	$670.8
Agronomic and other products(b)	251.3	234.0
	$939.4	$904.8
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

As of March 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $13.7 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of March 30, 2025 and December 29, 2024, contract liabilities were $13.7 million and $16.3 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the three months ended March 30, 2025 is primarily a result of $6.6 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed one acquisition for a purchase price of $7.6 million during the three months ended March 30, 2025. There were no acquisitions completed by the Company during the three months ended March 31, 2024. As of March 30, 2025, the Company completed the following acquisitions since the start of the 2024 Fiscal Year:
•In January 2025, the Company’s majority-owned subsidiary, Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”), acquired the assets and assumed the liabilities of Pacific Nurseries, LLC (“Pacific Nurseries”). With one location in Colma, California, Pacific Nurseries is a wholesale distributor of nursery products to landscape professionals.
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
Interest Rate Swaps

The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company has utilized interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for interest payments on existing debt. Prior to the termination of interest rate swaps 7, 8, and 9 upon maturity on March 23, 2025, the Company was party to interest rate swap contracts to convert the variable interest rate to a fixed interest rate on the borrowings under the term loans.

The Company recognized any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as adjustments to interest expense over the life of the swaps. The Company had designated these swaps as cash flow hedges and recorded the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets.

On March 31, 2023, the Company amended the terms of its interest rate swaps to implement a forward-looking interest rate based on SOFR in place of LIBOR. Since the interest rate swaps were affected by reference rate reform, the Company applied the expedients and exceptions provided in Topic 848 to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All interest rate swap amendments were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships. The interest rate swaps continued to be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month Term SOFR (subject to a floor) as applied to the notional amounts of each interest rate swap.

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

The following table provides additional details related to the swap contracts, which were terminated upon maturity:

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

The Company recognized the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts were subject to master netting arrangements. The Company had elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of March 30, 2025 and December 29, 2024 (in millions):

	Derivative Assets
	March 30, 2025		December 29, 2024
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$1.7
Total derivative assets		$—		$1.7

The Company used significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities for determining the fair value of the interest rate swap contracts, including assumptions about counterparty risk. The fair value estimates reflected an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

The table below provides details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three months ended March 30, 2025 and March 31, 2024 (in millions):

	Three Months Ended
Derivatives designated as cash flow hedges	March 30, 2025	March 31, 2024
Interest rate contracts
Gain recorded in Other comprehensive income	$0.1	$1.5
Gain reclassified from AOCI into income(a)	$1.8	$2.5
______________
(a) Gain reclassified from AOCI into income is presented within Interest and other non-operating expense, net in the Consolidated Statements of Operations.

For the three months ended March 30, 2025 and March 31, 2024, there was no ineffectiveness recognized in earnings and there was no gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments.

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	March 30, 2025	December 29, 2024
Land	$17.4	$17.5
Buildings and leasehold improvements:
Buildings	10.4	10.3
Leasehold improvements	86.4	84.0
Branch equipment	136.0	133.4
Office furniture and fixtures and vehicles:
Office furniture and fixtures	35.8	35.0
Vehicles	66.8	67.5
Finance lease right-of-use assets	218.3	210.5
Mineral rights	2.2	2.2
Tooling	0.2	0.2
Construction in progress	13.9	9.3
Total property and equipment, gross	587.4	569.9
Less: accumulated depreciation and amortization	290.3	277.8
Property and equipment, net	$297.1	$292.1

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $19.9 million and $16.9 million for the three months ended March 30, 2025, and March 31, 2024, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at March 30, 2025 and December 29, 2024 were $26.6 million and $25.2 million, less accumulated amortization of $14.2 million and $13.1 million, respectively. Amortization of these software costs was $0.9 million and $0.6 million for the three months ended March 30, 2025, and March 31, 2024, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	December 30, 2024	January 1, 2024
	to March 30, 2025	to December 29, 2024
Beginning balance	$518.1	$485.5
Goodwill acquired during the period(a)	1.2	32.9
Goodwill adjusted during the period	0.7	(0.3)
Ending balance	$520.0	$518.1
______________
(a)    Additions to goodwill during the periods presented reflect the acquisitions described in Note 3.

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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		March 30, 2025			December 29, 2024
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.3 years	$588.7	$359.5	$229.2	$585.9	$347.0	$238.9
Trademarks and other	2.8 years	52.8	32.9	19.9	52.9	30.8	22.1
Total intangibles		$641.5	$392.4	$249.1	$638.8	$377.8	$261.0
During the three months ended March 30, 2025, the Company recorded $2.9 million of intangible assets, including $2.8 million in Customer relationship intangibles and $0.1 million in Trademarks and other intangibles. The change in Customer relationship intangibles included additions of $2.7 million as a result of the acquisition completed in 2025 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $0.1 million and $0.1 million, respectively.

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

Amortization expense for intangible assets was $14.6 million and $15.4 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

Total future amortization estimated as of March 30, 2025 is as follows (in millions):

Fiscal year ending:
2025 (remainder)	$40.1
2026	45.0
2027	35.6
2028	27.5
2029	21.2
2030	16.9
Thereafter	62.8
Total future amortization	$249.1

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

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease Cost	Classification	March 30, 2025	March 31, 2024
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.2	$—
Amortization of right-of-use assets	Selling, general and administrative expenses	8.1	6.2
Interest on lease liabilities	Interest and other non-operating expenses, net	2.2	1.4
Operating lease cost	Cost of goods sold	2.0	2.0
Operating lease cost	Selling, general and administrative expenses	25.1	24.3
Short-term lease cost	Cost of goods sold	0.1	—
Short-term lease cost	Selling, general and administrative expenses	1.3	0.9
Variable lease cost	Selling, general and administrative expenses	0.5	0.9
Sublease income	Selling, general and administrative expenses	(0.2)	(0.2)
Total lease cost		$39.3	$35.5

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
Other Information	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$2.2	$1.4
Operating cash flows from operating leases	$28.8	$27.4
Financing cash flows from finance leases	$7.7	$5.8
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$11.5	$15.8
Operating leases	$15.3	$12.6

The aggregate future lease payments for operating and finance leases as of March 30, 2025 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2025 (remainder)	$76.2	$29.2
2026	97.8	36.0
2027	84.0	32.1
2028	68.3	28.2
2029	55.2	19.9
2030	37.3	8.3
Thereafter	87.0	0.5
Total lease payments	505.8	154.2
Less: interest	80.3	20.2
Present value of lease liabilities	$425.5	$134.0

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	March 30, 2025	March 31, 2024
Weighted-average remaining lease term:
Finance leases	4.5 years	4.6 years
Operating leases	6.0 years	6.2 years
Weighted-average discount rate:
Finance leases	6.6%	6.2%
Operating leases	5.5%	5.2%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $5.1 million for the three months ended March 30, 2025, and $4.9 million for the three months ended March 31, 2024.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant, exercise price, or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. As of March 30, 2025, the aggregate number of shares that remain available to be issued under the 2020 Plan is 2,078,222.

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

A summary of stock-based compensation activities during the three months ended March 30, 2025 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 29, 2024	704.8	288.8	58.1	95.9
Granted	—	150.6	—	56.7
Exercised/Vested/Settled(a)	(13.9)	(80.7)	—	—
Expired or forfeited	(0.9)	(4.7)	—	—
Outstanding as of March 30, 2025	690.0	354.0	58.1	152.6
______________
(a)    Does not include 32.6 thousand stock options and 91.8 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

There were no stock options or DSUs granted during the periods presented. The weighted average grant date fair value of awards granted were as follows:

	March 30, 2025	March 31, 2024
RSUs	$135.61	$157.66
PSUs	$135.83	$157.57

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Stock options(a)	$0.7	$0.8
RSUs(a)	11.3	8.5
DSUs	0.1	0.1
PSUs	1.5	1.1
Total stock-based compensation	$13.6	$10.5
______________
(a)    Stock-based compensation expense for the three months ended March 30, 2025 and March 31, 2024 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $0.1 million related to stock options and $6.9 million related to RSUs for the three months ended March 30, 2025, and $0.1 million related to stock options and $4.6 million related to RSUs for the three months ended March 31, 2024.

A summary of unrecognized stock-based compensation expense was as follows:

	March 30, 2025		December 29, 2024
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$1.6	1.3 years	$2.3	1.6 years
RSUs	$34.1	3.0 years	$25.7	2.6 years
DSUs	$0.2	0.9 years	$0.3	1.0 years
PSUs	$13.1	2.2 years	$6.9	1.8 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	March 30, 2025	December 29, 2024
ABL facility	$108.5	$—
Subsidiary ABL facility	7.7	0.2
Term loans	391.7	392.7
Hybrid debt instruments	—	0.4
Total gross long-term debt	507.9	393.3
Less: unamortized debt issuance costs and discounts on debt	(4.9)	(5.1)
Total debt	$503.0	$388.2
Less: current portion	(3.9)	(4.3)
Total long-term debt	$499.1	$383.9

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $467.7 million and $581.2 million as of March 30, 2025 and December 29, 2024, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The weighted average interest rate on outstanding balances under the ABL Facility was 5.54866% as of March 30, 2025. There was no outstanding balance under the ABL Facility as of December 29, 2024. The commitment fee on unfunded amounts was 0.25% as of March 30, 2025 and December 29, 2024.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of March 30, 2025, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.22268% and 6.65265% as of March 30, 2025 and December 29, 2024, respectively. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of March 30, 2025.

Term Loans

The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Company, through its subsidiaries, entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), by and among the Borrowers, JPMorgan Chase Bank, N.A. (the “New Agent”) in order to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing term loans outstanding immediately prior to effectiveness of the Fifth Amendment (the “Tranche E Term Loans”). On March 27, 2023, Landscape Holding, as representative for the Borrowers, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) to implement a forward-looking interest rate based on SOFR in lieu of LIBOR at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement (the “Increase Supplement”) to the Second Amended and Restated Credit Agreement, providing for an additional $120.0 million of New Term Loans. On July 2, 2024, the Borrowers entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in term loans (the “Tranche B Term Loans”). The Tranche B Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Tranche B Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The Tranche B Term Loans mature on March 22, 2030.

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.06406% and 6.27397% as of March 30, 2025 and December 29, 2024, respectively.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of March 30, 2025, the Company was in compliance with all of the Second Amendment covenants.

Interest Expense

During the three months ended March 30, 2025, the Company incurred total interest expense of $7.4 million, of which $5.3 million related to interest on the asset-based credit facilities and the term loans. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million for the three months ended March 30, 2025. The remaining $1.8 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three months ended March 30, 2025.

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

Hybrid Debt Instruments

During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets for the interest rate swap arrangements executed on March 23, 2021 that were determined to be hybrid debt instruments. As of March 30, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 25.5% for the three months ended March 30, 2025 and approximately 33.4% for the three months ended March 31, 2024. The change in the effective rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. The Company recognized tax deficiencies of $0.3 million for the three months ended March 30, 2025, and excess tax benefits of $2.3 million for the three months ended March 31, 2024. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended March 30, 2025 and March 31, 2024, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Tax Equity Investment:

In November 2024, the Company entered into an agreement to become a limited partner in a tax-advantaged limited partnership for an interest in an approved qualified renewable energy project. This investment qualified for the application of PAM. During the year ended December 29, 2024, the Company amortized the initial cost of the investment, inclusive of the delayed equity contribution, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. As of March 30, 2025 and December 29, 2024, the carrying value of the tax equity investment was $0.5 million and $0.5 million, respectively, and was recorded in Other assets on the Consolidated Balance Sheets. The unfunded commitment of $4.4 million at December 29, 2024 was paid during the three months ended March 30, 2025. There was no impairment of the Company’s tax equity investment during the three months ended March 30, 2025.

Note 11.     Commitments and Contingencies

Environmental Liability

As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost, and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of March 30, 2025 and December 29, 2024, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of March 30, 2025 and December 29, 2024, respectively.

Letters of Credit

As of March 30, 2025 and December 29, 2024, outstanding letters of credit were $23.8 million and $18.8 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025	March 31, 2024
Shares used in the computation of basic earnings per share	45,084,610	45,263,984
Effect of dilutive securities:
Stock options	—	—
RSUs and PSUs	—	—
DSUs	—	—
Shares used in the computation of diluted earnings per share(a)	45,084,610	45,263,984
______________
(a)    The shares used in the computation of diluted EPS do not give effect to any dilutive securities for the three months ended March 30, 2025 and March 31, 2024 as its inclusion would have the effect of decreasing the Net loss per common share.
The diluted earnings per common share calculation for the three months ended March 30, 2025 and March 31, 2024 excluded the effect of 959,387 and 1,042,007 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Net sales	$939.4	$904.8

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	576.2	558.5
Freight, handling, and distribution expenses	35.3	31.5
Other Cost of goods sold(a)(b)	18.1	13.6

Selling, general and administrative expenses:
Compensation expenses	204.8	193.5
Facility expenses	59.7	55.3
Depreciation and amortization expenses	33.7	31.2
Delivery expenses	17.3	17.8
Other Selling, general and administrative expenses(c)	27.7	29.9

Other income	(3.9)	(4.2)
Interest and other non-operating expenses, net	7.4	6.7
Income tax benefit	(9.4)	(9.7)
Net loss	$(27.5)	$(19.3)
_____________
(a) Includes depreciation and amortization expenses of $1.7 million for both periods presented.
(b) Primarily includes inventory production, obsolescence, and customer program expenses.
(c) Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by capitalization of overhead expenses.

Note 14.     Subsequent Events
Acquisitions
On March 31, 2025, the Company acquired the assets and assumed the liabilities of Green Trade of Georgia, LLC (“Green Trade”). With one location in Jasper, Georgia, Green Trade is a wholesale distributor of nursery products to landscape professionals.
Share Repurchase Program
The following table summarizes activity under the share repurchase program in April 2025.

Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
141,907	$116.68	$292.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements and Information” included herein and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of March 30, 2025, we had over 690 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 170,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
The first quarter of 2025 continued to present economic challenges driven by trade policies and tariffs, elevated interest rates, inflation concerns, geopolitical conflicts, declining consumer sentiment, and ongoing commodity price deflation. We are evaluating the potential impact of tariffs and considering various actions to mitigate the potential impact, including taking measures to control costs, evaluating operational and supply chain strategies, and implementing pricing actions. In addition, the current macroeconomic environment has weakened consumer confidence and discretionary spend leading to demand uncertainty in the repair and upgrade and new construction end markets. While we believe our commercial initiatives drove market share gains during the three months ended March 30, 2025, we anticipate sustained pressure on Net sales growth and Net income for the foreseeable future. For the three months ended March 30, 2025, Organic Daily Sales declined 1% compared to the prior year period, primarily due to a later start to the spring selling season, lower prices for commodity products, and a softer repair and remodel end market. Overall, price deflation reduced Organic Daily Sales by approximately 1%. For the three months ended March 30, 2025, we achieved Net sales growth of 4% primarily driven by acquisitions. The negative pricing trend that began in the second half of the 2023 Fiscal Year has moderated and is expected to improve through the remainder of 2025, with the impact of pricing projected to be flat to up 1% for the 2025 Fiscal Year. Gross margin decreased 30 basis points for the three months ended March 30, 2025 primarily due to lower price realization and higher freight expense, partially offset by positive contributions from acquisitions. Selling, general and administrative expenses (“SG&A”) increased 5% for the three months ended March 30, 2025, primarily reflecting the impact of acquisitions. Net loss attributable to SiteOne was $27.3 million for the three months ended March 30, 2025, compared to $19.3 million for the same period of 2024, primarily due to higher SG&A, partially offset by the increase in Net sales. Net cash used in operating activities was $129.6 million for the three months ended March 30, 2025, compared to $99.3 million for the three months ended March 31, 2024, primarily driven by our early purchases of inventory ahead of potential tariff impacts.

Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels compared to the three-year pandemic peak. Increases in home values, lack of affordable new homes, and elevated mortgage interest rates for prolonged periods have resulted in homeowners staying in their homes for longer periods and, in the first quarter of 2025, we saw further constraint on affordability and increasingly weaker new home demand as a result of the current macroeconomic environment. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, and continued interest in outdoor living. We remain confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders with exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. With a robust acquisition pipeline and a flexible business model, we remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. Our balanced end market mix, broad product portfolio, geographic coverage, and commercial and operational initiatives provide us with multiple opportunities to achieve growth and position us to be resilient in softer markets.
As we continue to navigate through the current uncertainty presented by market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. We continue to focus on cost control and gross margin management. Our balance sheet and liquidity position provide the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases through the evolving market conditions. We continue to closely monitor the impact on our business and the related risks and uncertainties of tariffs, inflation, interest rates, and consumer sentiment. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the 2024 Fiscal Year for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal years ending December 28, 2025 (the “2025 Fiscal Year”) and December 29, 2024 (the “2024 Fiscal Year”) both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended March 30, 2025 and March 31, 2024 both included 13 weeks.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of March 30, 2025, we completed the following acquisitions since the start of the 2024 Fiscal Year:
•In January 2025, our majority-owned subsidiary, Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”), acquired the assets and assumed the liabilities of Pacific Nurseries, LLC (“Pacific Nurseries”). With one location in Colma, California, Pacific Nurseries is a wholesale distributor of nursery products to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended March 30, 2025 and March 31, 2024 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended
	March 30, 2025		March 31, 2024
Net sales	$939.4	100.0%	$904.8	100.0%
Cost of goods sold	629.6	67.0%	603.6	66.7%
Gross profit	309.8	33.0%	301.2	33.3%
Selling, general and administrative expenses	343.2	36.5%	327.7	36.2%
Other income	3.9	0.4%	4.2	0.5%
Operating loss	(29.5)	(3.1)%	(22.3)	(2.5)%
Interest and other non-operating expenses, net	7.4	0.8%	6.7	0.7%
Income tax benefit	(9.4)	(1.0)%	(9.7)	(1.1)%
Net loss	(27.5)	(2.9)%	(19.3)	(2.1)%
Less: Net loss attributable to non-controlling interest	(0.2)	—%	—	—%
Net loss attributable to SiteOne	$(27.3)	(2.9)%	$(19.3)	(2.1)%
Net sales
Net sales for the three months ended March 30, 2025 increased 4% to $939.4 million compared to $904.8 million for the three months ended March 31, 2024 primarily due to contributions from acquisitions. Organic Daily Sales decreased 1% compared to the prior year period due to a later start to the spring selling season, lower prices for commodity products, and a softer repair and remodel end market. Based upon year-over-year price changes in our highest selling SKUs, we estimate price deflation reduced Organic Daily Sales by 1% during the three months ended March 30, 2025. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 7% due to solid demand and strong volume growth for ice melt and pest control products. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) decreased 4% reflecting lower prices, a softer repair and remodel end market, and colder weather across most regions. Acquisitions contributed $45.1 million, or 5%, to the Net sales growth for the first quarter of 2025.
Cost of goods sold
Cost of goods sold for the three months ended March 30, 2025 increased 4% to $629.6 million compared to $603.6 million for the three months ended March 31, 2024. The increase in Cost of goods sold, including Inventory costs, net of supplier incentives and discounts, Freight, handling, and distribution expenses, and Other Cost of goods sold was primarily attributable to acquisitions.

A summary of significant expenses within Cost of goods sold is as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Inventory costs, net of supplier incentives and discounts	$576.2	$558.5
Freight, handling, and distribution expenses	35.3	31.5
Other Cost of goods sold	18.1	13.6
Cost of goods sold	$629.6	$603.6
Gross profit and gross margin
Gross profit for the three months ended March 30, 2025 increased 3% to $309.8 million compared to $301.2 million for the three months ended March 31, 2024. Gross profit growth was driven by higher Net sales, including acquisitions. Gross margin decreased 30 basis points to 33.0% for the first quarter of 2025 compared to 33.3% for the first quarter of 2024. The decrease in gross margin is primarily due to lower price realization and higher freight expense, partially offset by positive contributions from acquisitions.
Selling, general and administrative expenses
SG&A for the three months ended March 30, 2025 increased 5% to $343.2 million compared to $327.7 million for the three months ended March 31, 2024. SG&A as a percentage of Net sales increased 30 basis points to 36.5% for the first quarter of 2025 compared to 36.2% for the first quarter of 2024. The increase in SG&A, including Compensation, Facility, and Depreciation and amortization expenses was primarily due to the impact of acquisitions with higher operating costs.
A summary of significant segment expenses within SG&A is as follows (in millions):

	Three Months Ended
	March 30, 2025	March 31, 2024
Compensation expenses	$204.8	$193.5
Facility expenses	59.7	55.3
Depreciation and amortization expenses	33.7	31.2
Delivery expenses	17.3	17.8
Other Selling, general and administrative expenses	27.7	29.9
Selling, general and administrative expenses	$343.2	$327.7
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $0.7 million to $7.4 million for the three months ended March 30, 2025 from $6.7 million for the three months ended March 31, 2024. The increase in interest expense was primarily due to higher average borrowings during the first quarter of 2025 as compared to the first quarter of 2024.
Income tax benefit
Income tax benefit was $9.4 million for the three months ended March 30, 2025 as compared to $9.7 million for the three months ended March 31, 2024. The effective tax rate was 25.5% for the first quarter of 2025 compared to 33.4% for the first quarter of 2024. The change in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Consolidated Statements of Operations. Tax deficiencies of $0.3 million were recognized for the first quarter of 2025 as compared to excess tax benefits of $2.3 million for the first quarter of 2024.
Net loss attributable to non-controlling interest
Net loss attributable to non-controlling interest was $0.2 million for the three months ended March 30, 2025 as a result of the acquisition of Devil Mountain. There was no Net loss attributable to non-controlling interest for the three months ended March 31, 2024.

Net loss attributable to SiteOne
Net loss attributable to SiteOne increased $8.0 million to $27.3 million for the three months ended March 30, 2025 compared to $19.3 million for the three months ended March 31, 2024. The increase in Net loss attributable to SiteOne was primarily due to higher SG&A, partially offset by higher Net sales.

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

(In millions, except per share information and percentages)
	2025	2024				2023
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Net sales	$939.4	$1,013.1	$1,208.8	$1,413.9	$904.8	$965.0	$1,145.1	$1,353.7
Cost of goods sold	629.6	675.5	797.8	903.6	603.6	638.4	757.0	864.3
Gross profit	309.8	337.6	411.0	510.3	301.2	326.6	388.1	489.4
Selling, general and administrative expenses	343.2	364.5	349.1	343.8	327.7	332.8	311.8	320.6
Other income, net	(3.9)	(2.0)	(8.0)	(3.1)	(4.2)	(4.3)	(4.9)	(2.5)
Operating income (loss)	(29.5)	(24.9)	69.9	169.6	(22.3)	(1.9)	81.2	171.3
Interest and other non-operating expenses, net	7.4	6.7	9.5	9.0	6.7	6.5	6.4	7.3
Income tax expense (benefit)	(9.4)	(10.1)	15.8	40.0	(9.7)	(5.0)	17.5	40.0
Net income (loss)	(27.5)	(21.5)	44.6	120.6	(19.3)	(3.4)	57.3	124.0
Less: Net income attributable to non-controlling interest	(0.2)	0.2	0.2	0.4	—	—	—	—
Net income (loss) attributable to SiteOne	$(27.3)	$(21.7)	$44.4	$120.2	$(19.3)	$(3.4)	$57.3	$124.0
Net income (loss) per common share:
Basic	$(0.61)	$(0.48)	$0.98	$2.66	$(0.43)	$(0.08)	$1.27	$2.75
Diluted	$(0.61)	$(0.48)	$0.97	$2.63	$(0.43)	$(0.08)	$1.25	$2.71
Adjusted EBITDA(a)	$22.4	$31.8	$114.8	$210.5	$21.1	$39.9	$119.8	$211.2

Net sales as a percentage of annual Net sales		22.3%	26.6%	31.2%	19.9%	22.4%	26.6%	31.5%
Gross profit as a percentage of annual Gross profit		21.7%	26.3%	32.7%	19.3%	21.9%	26.0%	32.8%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		8.4%	30.3%	55.7%	5.6%	9.7%	29.2%	51.4%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2025	2024				2023
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported Net income (loss)	$(27.5)	$(21.5)	$44.6	$120.6	$(19.3)	$(3.4)	$57.3	$124.0
Income tax expense (benefit)	(9.4)	(10.1)	15.8	40.0	(9.7)	(5.0)	17.5	40.0
Interest expense, net	7.4	6.7	9.5	9.0	6.7	6.5	6.4	7.3
Depreciation and amortization	35.4	35.6	35.9	34.6	32.9	34.6	31.3	31.0
EBITDA	5.9	10.7	105.8	204.2	10.6	32.7	112.5	202.3
Stock-based compensation(a)	13.6	5.5	5.2	3.8	10.5	5.0	5.0	7.1
(Gain) loss on sale of assets(b)	(0.2)	1.5	0.3	(0.3)	(1.0)	(0.1)	(0.2)	0.2
Financing fees(c)	—	—	0.5	—	—	—	0.4	0.1
Acquisitions and other adjustments(d)	3.1	14.1	3.0	2.8	1.0	2.3	2.1	1.5
Adjusted EBITDA(e)	$22.4	$31.8	$114.8	$210.5	$21.1	$39.9	$119.8	$211.2
_____________________________________
(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents fees associated with our debt refinancing and debt amendments.
(d)    Represents professional fees and settlement of litigation, performance bonuses, and retention and severance payments related to historical acquisitions. Also included is the cost of inventory that was stepped up to fair value during the second quarter of 2024 related to the purchase accounting of Devil Mountain and charges during the fourth quarter of 2024 for consolidating or closing certain locations acquired in connection with our acquisition of Pioneer Landscape Centers, Inc. and JLL Pioneer LLC. We cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest of $0.3 million for the first quarter of 2025, and $0.8 million, $0.8 million, and $0.9 million for the fourth, third, and second quarter of 2024, respectively.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2025	2024
	Qtr 1	Qtr 1
Reported Net sales	$939.4	$904.8
Organic Sales(a)	894.3	904.8
Acquisition contribution(b)	45.1	—
Selling Days	64	64
Organic Daily Sales	$14.0	$14.1
_____________________________________
(a)    Organic Sales equal Net sales less Net sales from branches acquired in 2025 and 2024.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2025 Fiscal Year. Includes Net sales from branches acquired in 2025 and 2024.

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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the three months ended March 30, 2025, we repurchased 28,709 shares of our common stock at an average price per share of $119.80. As of March 30, 2025, the dollar value of shares that may yet be purchased under the share repurchase authorization was $308.5 million.
Our borrowing base capacity under the ABL Facility was $467.7 million as of March 30, 2025, after giving effect to $108.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $23.8 million. Our borrowing base capacity under the ABL Facility was $581.2 million as of December 29, 2024, after giving effect to outstanding letters of credit of $18.8 million. As of March 30, 2025, we had total cash and cash equivalents of $56.6 million, total gross long-term debt of $507.9 million, and total finance lease obligations (excluding interest) of $134.0 million.
Working capital was $1,006.2 million as of March 30, 2025, an increase of $97.4 million compared to $908.8 million as of December 29, 2024. The change in working capital was primarily attributable to the seasonality of our business and the early purchases of inventory ahead of potential tariffs.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of March 30, 2025 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$507.9	$3.9	$504.0
Interest on long-term debt	$139.3	$32.2	$107.1
Our gross long-term debt balance increased $114.6 million since December 29, 2024. This increase was primarily attributable to funding the seasonal increase in our working capital and early inventory purchases as noted above. We had current maturities on our long-term debt of $3.9 million, which related to the term loan facility. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of March 30, 2025 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of March 30, 2025. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into interest rate swap contracts and amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt increased $8.1 million since December 29, 2024 to $139.3 million, primarily due to the increase in borrowings under the ABL facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Three Months Ended
Net cash provided by (used in):	March 30, 2025	March 31, 2024
Operating activities	$(129.6)	$(99.3)
Investing activities	$(21.0)	$(7.3)
Financing activities	$100.0	$65.7
Cash flow used in operating activities
Net cash used in operating activities for the three months ended March 30, 2025 was $129.6 million compared to $99.3 million for the three months ended March 31, 2024. The increase was primarily driven by a higher seasonal investment in inventory reflecting earlier purchases ahead of potential tariff impacts.
Cash flow used in investing activities
Net cash used in investing activities was $21.0 million for the three months ended March 30, 2025 compared to $7.3 million for the three months ended March 31, 2024. The increase reflected higher acquisition investments and capital expenditures in the first three months of 2025 compared to the same period of 2024. Capital expenditures were $14.8 million for the first three months of 2025 compared to $8.9 million for the same period of 2024 due to increased investment in branch improvements and branch equipment.
Cash flow provided by financing activities
Net cash provided by financing activities was $100.0 million for the three months ended March 30, 2025 compared to $65.7 million for the three months ended March 31, 2024. The increase primarily reflected higher borrowings under the ABL Facility to fund the seasonal increase in working capital including the earlier purchases of inventory ahead of potential tariffs.
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
Amendments of Term Loans
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.06406% as of March 30, 2025.
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
The weighted average interest rate on outstanding balances under the ABL Facility was 5.54866% as of March 30, 2025. There was no outstanding balance under the ABL Facility as of December 29, 2024. The commitment fees on unfunded amounts were 0.25% as of March 30, 2025 and December 29, 2024.
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
Loans under the Devil Mountain ABL facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.22268% and 6.65265% as of March 30, 2025 and December 29, 2024, respectively.
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
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We have utilized interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. Prior to the termination of interest rate swaps 7, 8, and 9 upon maturity on March 23, 2025, we were party to interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the term loans.
We recognized any differences between the variable interest rate payments and the fixed interest rate settlements from the swap counterparties as an adjustment to interest expense over the life of the swaps. We had designated these swaps as cash flow hedges and recorded the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on our Consolidated Balance Sheets.
On March 31, 2023, we amended the terms of our interest rate swaps to implement a forward-looking interest rate based on SOFR in place of LIBOR. Since the interest rate swaps were affected by reference rate reform, we applied the expedients and exceptions provided in Topic 848 to preserve the past presentation of our derivatives without de-designating the existing hedging relationships. All interest rate swap amendments were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships. The interest rate swaps continued to be net settled on a quarterly basis with the counterparties for the difference between the fixed rates and the variable rates based upon three-month Term SOFR (subject to a floor) as applied to the notional amounts of each interest rate swap.
During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments. As of March 30, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025.
For additional information, refer to “Note 1. Nature of Business and Significant Accounting Polices”, “Note 4. Fair Value Measurement and Interest Rate Swaps”, and “Note 9. Long-Term Debt” in the notes to the consolidated financial statements.

Critical Accounting Estimates
The accounting estimates we believe to be most sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations are: inventory valuation, acquisitions, and goodwill. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the 2024 Fiscal Year for additional detail and discussion of these critical accounting estimates. There have been no material changes to our critical accounting estimates as described in our most recent Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to interest rate risk with regard to existing and future issuances of debt. We have utilized interest rate swap contracts to convert variable interest rates to fixed interest rates on borrowings under our term loans in order to reduce volatility in borrowing costs. Upon maturity on March 23, 2025, each of our existing interest rate swap contracts were terminated and therefore all of our term loan borrowings are now subject to variable interest rates. For additional information, refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements and “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation "—Liquidity and Capital Resources".

There have been no material changes from the information provided in our Annual Report on Form 10-K for the 2024 Fiscal Year.

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

Item 1A. Risk Factors

There have been no changes to the significant factors known to us that could materially adversely affect our business, financial condition, or operating results are disclosed in our Annual Report on Form 10-K for the 2024 Fiscal Year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the purchases of our common stock made during the three months ended March 30, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
December 30, 2024 - February 2, 2025	—	$—	—	$312.0
February 3, 2025 - March 2, 2025	—	$—	—	$312.0
March 3, 2025 - March 30, 2025	28,709	$119.80	28,709	$308.5
Total	28,709	$119.80	28,709	$308.5
______________
(a) In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 30, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description

10.1
Letter Agreement between Briley Brisendine and the Company, dated March 28, 2025, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed on March 28, 2025.

21.1	List of Subsidiaries of SiteOne Landscape Supply, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	April 30, 2025	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)