Form 10-Q
period 2025-06-29
SiteOne Landscape Supply, Inc.
filed 2025-07-30
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of July 25, 2025
Common Stock, $0.01 par value per share	44,612,581

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
•general business, financial market, and economic conditions, including challenges created, in part, by the imposition of U.S. tariffs and broader geopolitical conflicts, and the resulting economic concerns, market fluctuations and volatility, declines in consumer sentiment and impact on the price, and demand for, our products;
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
•unanticipated changes in our tax provisions, including those resulting from the passage of the One Big Beautiful Bill Act;
•threats from terrorism, violence, uncertain political conditions, and geopolitical conflicts such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip, and unrest in the Middle East;
•risks related to our current indebtedness, including with respect to elevated interest rates on our variable indebtedness, and our ability to obtain financing in the future;
•financial institution disruptions;
•risks related to our common stock; and

•risks related to other factors discussed in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	June 29, 2025	December 29, 2024
Current assets:
Cash and cash equivalents	$78.6	$107.1
Accounts receivable, net of allowance for doubtful accounts of $27.3 and $26.9, respectively	648.3	547.1
Inventory, net	1,016.3	827.2
Income tax receivable	—	12.3
Prepaid expenses and other current assets	73.5	55.9
Total current assets	1,816.7	1,549.6

Property and equipment, net (Note 5)	304.1	292.1
Operating lease right-of-use assets, net (Note 7)	415.5	415.3
Goodwill (Note 6)	522.6	518.1
Intangible assets, net (Note 6)	237.8	261.0
Deferred tax assets	18.9	18.5
Other assets	17.3	16.2
Total assets	$3,332.9	$3,070.8

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$391.4	$315.5
Current portion of finance leases (Note 7)	32.6	29.7
Current portion of operating leases (Note 7)	89.8	90.2
Accrued compensation	71.4	70.9
Long-term debt, current portion (Note 9)	3.9	4.3
Income tax payable	22.3	—
Accrued liabilities	143.6	130.2
Total current liabilities	755.0	640.8

Other long-term liabilities	10.1	11.0
Finance leases, less current portion (Note 7)	107.7	100.9
Operating leases, less current portion (Note 7)	341.5	342.3
Long-term debt, less current portion (Note 9)	466.0	383.9
Total liabilities	1,680.3	1,478.9

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	22.3	19.4

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,677,260 and 45,601,760 shares issued, and 44,494,187 and 44,913,296 shares outstanding at June 29, 2025 and December 29, 2024, respectively	0.5	0.5
Additional paid-in capital	639.5	626.5
Retained earnings	1,141.6	1,039.9
Accumulated other comprehensive loss	(5.0)	(6.1)
Treasury stock, at cost, 1,183,073 and 688,464 shares at June 29, 2025 and December 29, 2024, respectively	(146.3)	(88.3)
Total stockholders' equity	1,630.3	1,572.5
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,332.9	$3,070.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$1,461.6	$1,413.9	$2,401.0	$2,318.7
Cost of goods sold	930.2	903.6	1,559.8	1,507.2
Gross profit	531.4	510.3	841.2	811.5

Selling, general and administrative expenses	349.1	343.8	692.3	671.5
Other income	5.1	3.1	9.0	7.3
Operating income	187.4	169.6	157.9	147.3

Interest and other non-operating expenses, net	10.3	9.0	17.7	15.7
Income before taxes	177.1	160.6	140.2	131.6
Income tax expense	45.0	40.0	35.6	30.3
Net income	132.1	120.6	104.6	101.3

Less:
Net income attributable to non-controlling interest	1.2	0.4	1.0	0.4
Adjustment of non-controlling interest to redemption value	1.9	—	1.9	—

Net income attributable to SiteOne	$129.0	$120.2	$101.7	$100.9

Net income per common share:
Basic	$2.88	$2.66	$2.26	$2.23
Diluted	$2.86	$2.63	$2.25	$2.21
Weighted average number of common shares outstanding:
Basic	44,817,997	45,266,829	44,951,303	45,265,407
Diluted	45,089,441	45,647,328	45,245,102	45,687,660
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$132.1	$120.6	$104.6	$101.3
Other comprehensive income (loss):
Foreign currency translation adjustments	2.1	(0.5)	2.4	(1.7)
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $—, $0.4, $0.4, and $0.7 respectively	—	(1.5)	(1.3)	(2.2)
Total other comprehensive income (loss)	2.1	(2.0)	1.1	(3.9)
Comprehensive income	134.2	118.6	105.7	97.4
Less:
Comprehensive income attributable to non-controlling interest	1.2	0.4	1.0	0.4
Adjustment of non-controlling interest to redemption value	1.9	—	1.9	—
Comprehensive income attributable to SiteOne	$131.1	$118.2	$102.8	$97.0
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
Net loss attributable to SiteOne	—	—	—	(27.3)	—	—	(27.3)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	65.1	—	(3.3)	—	—	—	(3.3)	—
Stock-based compensation	—	—	13.6	—	—	—	13.6	—
Repurchases of common shares	(28.7)	—	—	—	—	(3.5)	(3.5)	—
Balance at March 30, 2025	44,949.7	$0.5	$636.8	$1,012.6	$(7.1)	$(91.8)	$1,551.0	$19.2
Net income attributable to SiteOne	—	—	—	129.0	—	—	129.0	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	1.2
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	1.9
Other comprehensive income	—	—	—	—	2.1	—	2.1	—
Issuance of common shares under stock-based compensation plan	10.4	—	0.4	—	—	—	0.4	—
Stock-based compensation	—	—	2.3	—	—	—	2.3	—
Repurchases of common shares	(465.9)	—	—	—	—	(54.5)	(54.5)	—
Balance at June 29, 2025	44,494.2	$0.5	$639.5	$1,141.6	$(5.0)	$(146.3)	$1,630.3	$22.3

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1	$—
Net loss attributable to SiteOne	—	—	—	(19.3)	—	—	(19.3)	—
Other comprehensive loss	—	—	—	—	(1.9)	—	(1.9)	—
Issuance of common shares under stock-based compensation plan	116.6	—	(1.6)	—	—	—	(1.6)	—
Stock-based compensation	—	—	10.5	—	—	—	10.5	—
Balance at March 31, 2024	45,198.7	$0.5	$610.7	$897.0	$2.3	$(36.7)	$1,473.8	$—
Net income attributable to SiteOne	—	—	—	120.2	—	—	120.2	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.4
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	18.6
Issuance of common shares under stock-based compensation plan	49.9	—	0.9	—	—	—	0.9	—
Stock-based compensation	—	—	3.8	—	—	—	3.8	—
Repurchases of common shares	(128.9)	—	—	—	—	(19.8)	(19.8)	—
Balance at June 30, 2024	45,119.7	$0.5	$615.4	$1,017.2	$0.3	$(56.5)	$1,576.9	$19.0
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income	$104.6	$101.3
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	40.1	35.8
Stock-based compensation	15.9	14.3
Amortization of software and intangible assets	30.6	31.7
Amortization of debt related costs	0.5	0.7
Gain on sale of equipment	(0.7)	(1.3)
Other	(5.1)	(1.6)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(100.3)	(109.9)
Inventory	(187.0)	(97.9)
Income tax receivable	12.3	—
Prepaid expenses and other assets	(13.8)	(3.1)
Accounts payable	77.0	67.4
Income tax payable	22.3	19.7
Accrued expenses and other liabilities	10.7	(9.0)
Net Cash Provided By Operating Activities	$7.1	$48.1

Cash Flows from Investing Activities:
Purchases of property and equipment	(29.1)	(21.0)
Purchases of intangible assets	(0.3)	(3.1)
Acquisitions, net of cash acquired	(10.8)	(99.1)
Proceeds from the sale of property and equipment	2.3	3.4
Net Cash Used In Investing Activities	$(37.9)	$(119.8)

Cash Flows from Financing Activities:
Equity proceeds from common stock	1.0	4.5
Repurchases of common shares	(58.3)	(19.8)
Repayments under term loan	(2.0)	(1.9)
Borrowings on asset-based credit facilities	266.6	335.2
Repayments on asset-based credit facilities	(183.0)	(235.1)
Payments on finance lease obligations	(15.8)	(12.3)
Payments of acquisition related contingent obligations	(2.7)	(3.0)
Other financing activities	(4.5)	(6.2)
Net Cash Provided By Financing Activities	$1.3	$61.4

Effect of exchange rate on cash	1.0	(0.3)
Net change in cash	(28.5)	(10.6)
Cash and cash equivalents:
Beginning	107.1	82.5
Ending	$78.6	$71.9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$16.3	$15.1
Cash paid during the year for income taxes	$1.0	$11.1
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and total assets in Canada for all periods presented. As of June 29, 2025, the Company had over 680 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the six months ended June 29, 2025.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	494,609	$116.71	$254.3

Redeemable Non-controlling Interest

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (Topic 480), the Company recorded an entry to adjust the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of the balance sheet date. Under ASC 480, the Company elected for the terms of the redemption feature to be fully considered in the measurement of Net income attributable to SiteOne with the offsetting entry for the redemption value adjustment recorded in Adjustment of non-controlling interest to redemption value in the Consolidated Statements of Operations during the three and six months ended June 29, 2025.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 29, 2024. The interim period unaudited financial results for the three and six-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 28, 2025 (the “2025 Fiscal Year”) and December 29, 2024 (the “2024 Fiscal Year”) both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended June 29, 2025 and June 30, 2024 both include 13 weeks. The six months ended June 29, 2025 and June 30, 2024 both include 26 weeks.

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

Recently Issued and Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits a reporting entity to account for its tax equity investments by using the proportional amortization method (“PAM”) regardless of the program from which it receives income tax credits, if certain eligibility criteria are met. Under this guidance, an investor in a tax equity investment may utilize the proportional amortization method for qualifying investments on a tax credit program-by-program basis. The Company adopted ASU 2023-02 as of January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements. Refer to “Note 10. Income Taxes” for additional information regarding the Company’s tax equity investment.

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
In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”), which revises the guidance in ASC 805 to clarify the requirements for identifying the accounting acquirer in a business combination that is effected by exchanging equity interests in which a variable interest entity is acquired. ASU 2025-03 is required to be adopted in the annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Landscaping products(a)	$1,155.1	$1,128.9	$1,843.2	$1,799.7
Agronomic and other products(b)	306.5	285.0	557.8	519.0
	$1,461.6	$1,413.9	$2,401.0	$2,318.7
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

As of June 29, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $18.9 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of June 29, 2025 and December 29, 2024, contract liabilities were $18.9 million and $16.3 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the six months ended June 29, 2025 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $8.2 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $11.4 million and $98.9 million and deferred contingent consideration of $1.1 million and $5.4 million for the six months ended June 29, 2025 and June 30, 2024, respectively. As of June 29, 2025, the Company completed the following acquisitions since the start of the 2024 Fiscal Year:
•In March 2025, the Company acquired the assets and assumed the liabilities of Green Trade of Georgia, LLC (“Green Trade”). With one location in Jasper, Georgia, Green Trade is a wholesale distributor of nursery products to landscape professionals.
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
Interest Rate Swaps

The Company is subject to interest rate risk with regard to existing and future issuances of debt. The Company has, in the past, utilized interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for interest payments on existing debt. Prior to the termination of interest rate swaps 7, 8, and 9 upon maturity on March 23, 2025, the Company was party to interest rate swap contracts to convert the variable interest rate to a fixed interest rate on the borrowings under the term loans.

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

The Company recognized the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts were subject to master netting arrangements. The Company had elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of June 29, 2025 and December 29, 2024 (in millions):

	Derivative Assets
	June 29, 2025		December 29, 2024
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$1.7
Total derivative assets		$—		$1.7

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

The tables below provide details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and six months ended June 29, 2025 and June 30, 2024 (in millions):

	Three Months Ended
Derivatives designated as cash flow hedges	June 29, 2025	June 30, 2024
Interest rate contracts
Gain recorded in Other comprehensive income	$—	$0.5
Gain reclassified from AOCI into income(a)	$—	$2.4
______________
(a) Gain reclassified from AOCI into income is presented within Interest and other non-operating expense, net in the Consolidated Statements of Operations.

	Six Months Ended
Derivatives designated as cash flow hedges	June 29, 2025	June 30, 2024
Interest rate contracts
Gain Recorded in Other Comprehensive Income	$0.1	$2.0
Gain Reclassified from AOCI into Income(a)	$1.8	$4.9
______________
(a) Gain reclassified from AOCI into income is presented within Interest and other non-operating expense, net in the Consolidated Statements of Operations.

For the three and six months ended June 29, 2025 and June 30, 2024, there was no ineffectiveness recognized in earnings and there was no gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments.

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	June 29, 2025	December 29, 2024
Land	$21.5	$17.5
Buildings and leasehold improvements:
Buildings	11.4	10.3
Leasehold improvements	91.5	84.0
Branch equipment	137.0	133.4
Office furniture and fixtures and vehicles:
Office furniture and fixtures	36.4	35.0
Vehicles	65.1	67.5
Finance lease right-of-use assets	230.3	210.5
Mineral rights	2.2	2.2
Tooling	0.2	0.2
Construction in progress	12.7	9.3
Total property and equipment, gross	608.3	569.9
Less: accumulated depreciation and amortization	304.2	277.8
Property and equipment, net	$304.1	$292.1

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $20.2 million and $40.1 million for the three and six months ended June 29, 2025, and $18.9 million and $35.8 million for the three and six months ended June 30, 2024, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at June 29, 2025 and December 29, 2024 were $27.6 million and $25.2 million, less accumulated amortization of $15.1 million and $13.1 million, respectively. Amortization of these software costs was $0.9 million and $1.8 million for the three and six months ended June 29, 2025, and $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	December 30, 2024	January 1, 2024
	to June 29, 2025	to December 29, 2024
Beginning balance	$518.1	$485.5
Goodwill acquired during the period(a)	3.1	32.9
Goodwill adjusted during the period	1.4	(0.3)
Ending balance	$522.6	$518.1
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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		June 29, 2025			December 29, 2024
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	16.0 years	$591.7	$372.0	$219.7	$585.9	$347.0	$238.9
Trademarks and other	2.7 years	52.8	34.7	18.1	52.9	30.8	22.1
Total intangibles		$644.5	$406.7	$237.8	$638.8	$377.8	$261.0
During the six months ended June 29, 2025, the Company recorded $6.3 million of intangible assets, including $5.8 million in Customer relationship intangibles and $0.5 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $4.8 million and $0.3 million, respectively, as a result of the acquisitions completed in 2025 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $1.0 million and $0.2 million, respectively.

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

Amortization expense for intangible assets was $14.2 million and $28.8 million for the three and six months ended June 29, 2025, and $15.1 million and $30.5 million for the three and six months ended June 30, 2024, respectively.

Total future amortization estimated as of June 29, 2025 is as follows (in millions):

Fiscal year ending:
2025 (remainder)	$26.4
2026	45.5
2027	36.0
2028	27.9
2029	21.5
2030	17.1
Thereafter	63.4
Total future amortization	$237.8

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.1	$—	$0.3	$—
Amortization of right-of-use assets	Selling, general and administrative expenses	8.6	7.1	16.7	13.3
Interest on lease liabilities	Interest and other non-operating expenses, net	2.4	1.6	4.6	3.0
Operating lease cost	Cost of goods sold	2.1	2.1	4.1	4.1
Operating lease cost	Selling, general and administrative expenses	27.0	24.1	52.1	48.4
Short-term lease cost	Cost of goods sold	0.2	—	0.3	—
Short-term lease cost	Selling, general and administrative expenses	0.7	1.2	2.0	2.1
Variable lease cost	Selling, general and administrative expenses	0.3	0.7	0.8	1.6
Sublease income	Selling, general and administrative expenses	(0.3)	(0.3)	(0.5)	(0.5)
Total lease cost		$41.1	$36.5	$80.4	$72.0

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
Other Information	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$2.4	$1.6	$4.6	$3.0
Operating cash flows from operating leases	$29.4	$26.2	$58.2	$53.6
Financing cash flows from finance leases	$8.1	$6.5	$15.8	$12.3
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$14.6	$16.5	$26.1	$32.3
Operating leases	$28.8	$37.5	$44.1	$50.1

The aggregate future lease payments for operating and finance leases as of June 29, 2025 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2025 (remainder)	$48.0	$20.6
2026	104.2	38.9
2027	90.0	35.0
2028	73.7	31.1
2029	60.2	22.9
2030	42.2	11.4
Thereafter	94.7	1.7
Total lease payments	513.0	161.6
Less: interest	81.7	21.3
Present value of lease liabilities	$431.3	$140.3

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	June 29, 2025	June 30, 2024
Weighted-average remaining lease term:
Finance leases	4.5 years	4.6 years
Operating leases	5.9 years	6.2 years
Weighted-average discount rate:
Finance leases	6.7%	6.4%
Operating leases	5.5%	5.3%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $4.4 million and $9.5 million for the three and six months ended June 29, 2025, and $5.0 million and $9.9 million for the three and six months ended June 30, 2024, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant, exercise price, or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. As of June 29, 2025, the aggregate number of shares that remain available to be issued under the 2020 Plan is 2,564,129.

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

A summary of stock-based compensation activities during the six months ended June 29, 2025 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 29, 2024	704.8	288.8	58.1	95.9
Granted	—	162.3	4.5	56.7
Exercised/Vested/Settled(a)	(19.1)	(87.6)	—	—
Expired or forfeited	(3.2)	(12.2)	—	(24.6)
Outstanding as of June 29, 2025	682.5	351.3	62.6	128.0
______________
(a)    Does not include 32.6 thousand stock options and 92.1 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

There were no stock options granted during the periods presented. The weighted average grant date fair value of awards granted were as follows:

	June 29, 2025	June 30, 2024
RSUs	$134.39	$157.47
DSUs	$124.42	$156.14
PSUs(a)	$135.83	$157.59
______________
(a)    Includes PSUs granted and settled during the six months ended June 30, 2024 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Stock options	$0.3	$0.6	$1.0	$1.4
RSUs(a)	3.8	3.5	15.1	12.0
DSUs	0.3	0.3	0.4	0.4
PSUs	(2.1)	(0.6)	(0.6)	0.5
Total stock-based compensation	$2.3	$3.8	$15.9	$14.3
______________
(a)    Stock-based compensation expense for the three and six months ended June 29, 2025 and June 30, 2024 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $6.0 million related to RSUs for the six months ended June 29, 2025, and $4.1 million related to RSUs for the six months ended June 30, 2024.

A summary of unrecognized stock-based compensation expense was as follows:

	June 29, 2025		December 29, 2024
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$1.1	1.1 years	$2.3	1.6 years
RSUs	$31.0	2.8 years	$25.7	2.6 years
DSUs	$0.4	1.2 years	$0.3	1.0 years
PSUs	$10.9	2.0 years	$6.9	1.8 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	June 29, 2025	December 29, 2024
ABL facility	$78.5	$—
Subsidiary ABL facility	5.3	0.2
Term loans	390.7	392.7
Hybrid debt instruments	—	0.4
Total gross long-term debt	474.5	393.3
Less: unamortized debt issuance costs and discounts on debt	(4.6)	(5.1)
Total debt	$469.9	$388.2
Less: current portion	(3.9)	(4.3)
Total long-term debt	$466.0	$383.9

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $499.3 million and $581.2 million as of June 29, 2025 and December 29, 2024, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On July 22, 2022, the Company, through its subsidiaries, entered into the Seventh Amendment to the ABL Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended and restated the ABL Credit Agreement to, among other things, (i) increase the aggregate principal amount of the commitments to $600.0 million, (ii) extend the final scheduled maturity of the revolving credit facility to July 22, 2027, (iii) establish an alternate rate of interest to the LIBOR rate, (iv) replace the administrative and collateral agent, and (v) make such other changes as agreed among the Borrowers and the lenders. Proceeds of the initial borrowings under the ABL Credit Agreement on the closing date of the Seventh Amendment were used, among other things, (i) to repay in full the loans outstanding under the ABL Credit Agreement immediately prior to the effectiveness of the Seventh Amendment, (ii) to pay fees and expenses related to the Seventh Amendment and the ABL Credit Agreement, and (iii) for working capital and other general corporate purposes.

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

The weighted average interest rate on outstanding balances under the ABL Facility was 5.66805% as of June 29, 2025. There was no outstanding balance under the ABL Facility as of December 29, 2024. The commitment fee on unfunded amounts was 0.25% as of June 29, 2025 and December 29, 2024.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of June 29, 2025, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.22413% and 6.65265% as of June 29, 2025 and December 29, 2024, respectively. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of June 29, 2025.

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

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.06134% and 6.27397% as of June 29, 2025 and December 29, 2024, respectively.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of June 29, 2025, the Company was in compliance with all of the Second Amendment covenants.

Interest Expense

During the three and six months ended June 29, 2025, the Company incurred total interest expense of $10.3 million and $17.7 million, respectively, of which $7.9 million and $13.2 million related to interest on the asset-based credit facilities and the term loans, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.2 million and $0.5 million for the three and six months ended June 29, 2025, respectively. The remaining $2.2 million and $4.0 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and six months ended June 29, 2025, respectively.

During the three and six months ended June 30, 2024, the Company incurred total interest expense of $9.0 million and $15.7 million, respectively, of which $7.0 million and $12.2 million related to interest on the ABL Facility and the term loans, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively. The remaining $1.6 million and $2.8 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and six months ended June 30, 2024, respectively.

Hybrid Debt Instruments

During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets for the interest rate swap arrangements executed on March 23, 2021 that were determined to be hybrid debt instruments. As of June 29, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 25.4% for the six months ended June 29, 2025 and approximately 23.0% for the six months ended June 30, 2024. The increase in the effective rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized tax deficiencies of $0.3 million for the six months ended June 29, 2025, as compared to excess tax benefits of $2.8 million for the six months ended June 30, 2024. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended June 29, 2025 and June 30, 2024, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Tax Equity Investment:

In November 2024, the Company entered into an agreement to become a limited partner in a tax-advantaged limited partnership for an interest in an approved qualified renewable energy project. This investment qualified for the application of PAM. During the year ended December 29, 2024, the Company amortized the initial cost of the investment, inclusive of the delayed equity contribution, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. As of June 29, 2025 and December 29, 2024, the carrying value of the tax equity investment was approximately $0.5 million and $0.5 million, respectively, and was recorded in Other assets on the Consolidated Balance Sheets. There was no impairment of the Company’s tax equity investment during the six months ended June 29, 2025.

Note 11.     Commitments and Contingencies

Environmental Liability

As part of the sale by LESCO, Inc. of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. Remediation activities can vary substantially in duration and cost, and it is difficult to develop precise estimates of future site remediation costs. The Company recorded in Other long-term liabilities the undiscounted cost estimate of future remediation efforts of $3.9 million and $3.9 million as of June 29, 2025 and December 29, 2024, respectively. As part of the CD&R Acquisition, Deere agreed to pay the first $2.5 million of the liability and the Company’s exposure is capped at $2.4 million. The Company has recorded an indemnification asset in Other assets against the liability as a result of these actions of $1.5 million and $1.5 million as of June 29, 2025 and December 29, 2024, respectively.

Letters of Credit

As of June 29, 2025 and December 29, 2024, outstanding letters of credit were $22.2 million and $18.8 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12.     Earnings (Loss) Per Share

The Company computes basic EPS by dividing Net income (loss) attributable to SiteOne by the weighted average number of common shares outstanding for the period. The Company includes vested RSUs, DSUs, and PSUs that have not been settled in common shares in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of dilutive potential common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such issuable shares are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of RSUs and stock options are used to repurchase common shares at the average market price during the period, thus reducing the dilutive effect. RSUs and stock options with assumed proceeds per unit above the Company’s average share price for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Shares used in the computation of basic earnings per share	44,817,997	45,266,829	44,951,303	45,265,407
Effect of dilutive securities:
Stock options	246,441	339,130	264,358	371,649
RSUs and PSUs	9,340	26,380	14,892	37,626
DSUs	15,663	14,989	14,549	12,978
Shares used in the computation of diluted earnings per share	45,089,441	45,647,328	45,245,102	45,687,660
The diluted earnings per common share calculation for the three months ended June 29, 2025 and June 30, 2024 excluded the effect of 411,032 and 210,957 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the six months ended June 29, 2025 and June 30, 2024 excluded the anti-dilutive effect of 406,932 and 225,229 potential shares of common stock, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$1,461.6	$1,413.9	$2,401.0	$2,318.7

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	860.4	845.9	1,436.6	1,404.4
Freight, handling, and distribution expenses	49.8	40.9	85.1	72.4
Other Cost of goods sold(a)(b)	20.0	16.8	38.1	30.4

Selling, general and administrative expenses:
Compensation expenses	203.1	191.9	407.9	385.4
Facility expenses	61.4	58.7	121.1	114.0
Depreciation and amortization expenses	33.6	32.6	67.3	63.8
Delivery expenses	19.3	20.4	36.6	38.2
Other Selling, general and administrative expenses(c)	31.7	40.2	59.4	70.1

Other income	(5.1)	(3.1)	(9.0)	(7.3)
Interest and other non-operating expenses, net	10.3	9.0	17.7	15.7
Income tax expense	45.0	40.0	35.6	30.3
Net income	$132.1	$120.6	$104.6	$101.3
_____________
(a) Includes depreciation and amortization expenses of $1.7 million and $3.4 million for the three and six months ended June 29, 2025, and $2.0 million and $3.7 million for the three and six months ended June 30, 2024, respectively.
(b) Primarily includes inventory production, obsolescence, and customer program costs.
(c) Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by the capitalization of overhead expenses.

Note 14.     Subsequent Events
One Big Beautiful Bill Act
On July 4, 2025, the U.S. enacted new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which included changes in tax laws that may affect recorded deferred tax assets and deferred tax liabilities as well as the Company’s effective tax rate in the future. While the Company is continuing to review the potential impact of OBBBA, it anticipates an impact to its deferred tax and income tax payable as a result of reinstating the 100% bonus depreciation provision for assets placed in service after January 19, 2025, and restoring the full expensing of qualifying domestic research and development expenditures. The Company does not expect any material changes to the consolidated financial statements or ongoing tax rate as a result of this legislation.
Acquisitions
On July 24, 2025, the Company acquired the assets and assumed the liabilities of Grove Nursery Center, Inc. and Nature’s Grove, LLC (collectively, “Grove Nursery”). With one location in northwest Minneapolis, Minnesota, Grove Nursery is a wholesale distributor of nursery products to landscape professionals.
On July 24, 2025, the Company acquired the assets and assumed the liabilities of Nashville Nursery and Landscape Supply, Inc. (“Nashville Nursery”). With one location in Nashville, Tennessee, Nashville Nursery is a wholesale distributor of nursery products to landscape professionals.

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
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of June 29, 2025, we had over 680 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 170,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
The second quarter of 2025 continued to present economic challenges driven by trade policies and tariffs, elevated interest rates, housing affordability, inflation concerns, geopolitical conflicts, weakened consumer sentiment, and persistent PVC pipe and grass seed price deflation. We are monitoring the impacts of tariffs and the associated trade agreements. In response, we have implemented, and will continue to implement, various actions to mitigate the effects. These actions include controlling costs, pricing measures, and operational and supply chain enhancements. While we saw solid growth in the maintenance end market and our commercial initiatives drove market share gains during the first half of 2025, a challenging macroeconomic environment has continued to diminish consumer confidence and discretionary spending, leading to softer demand in the new residential construction and repair and upgrade end markets. We therefore anticipate continued pressure on Net sales growth and Net income for the foreseeable future. For the three and six months ended June 29, 2025, we achieved Net sales growth of 3% and 4%, respectively, primarily driven by acquisitions. Organic Daily Sales were flat for the three and six months ended June 29, 2025, respectively, as solid growth in the maintenance end market was offset by softer demand in the new residential construction and repair and upgrade end markets. Overall, we estimate pricing had a negligible impact on Organic Daily Sales for the three months ended June 29, 2025 and reduced Organic Daily Sales by approximately 1% for the six months ended June 29, 2025. The negative pricing trend that began in the second half of the 2023 Fiscal Year has moderated and is expected to improve through the remainder of 2025, with the impact of pricing projected to be approximately flat for the 2025 Fiscal Year. Gross margin increased 30 basis points for the three months ended June 29, 2025, primarily due to improved price realization, benefits from our initiatives, and a positive contribution from acquisitions with higher gross margins. Gross margin was flat for the six months ended June 29, 2025. Selling, general and administrative expenses (“SG&A”) increased 2% and 3% for the three and six months ended June 29, 2025, respectively, primarily reflecting the impact of acquisitions. SG&A as a percentage of Net sales decreased 40 basis points to 23.9% for the three months ended June 29, 2025 compared to 24.3% for the three months ended June 30, 2024, and decreased 20 basis points to 28.8% for the six months ended June 29, 2025 compared to 29.0% for the six months ended June 30, 2024. The improvement in SG&A as a percentage of Net sales for the three and six months ended June 29, 2025 is primarily due to our actions to increase efficiency and better align operating costs with the current market demand. Net income attributable to SiteOne increased to $129.0 million and $101.7 million for the three and six months ended June 29, 2025, respectively, compared to $120.2 million and $100.9 million for the same periods of 2024, respectively, primarily due to higher Net sales, improved gross margin, and SG&A leverage. Net cash provided by operating activities decreased to $7.1 million for the six months ended June 29, 2025, compared to $48.1 million for the six months ended June 30, 2024, primarily driven by earlier purchases of inventory ahead of tariffs.

Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue. Increases in home values, lack of affordable new homes, rising insurance costs, and elevated mortgage interest rates for prolonged periods have resulted in existing homeowners remaining in place for longer periods. In the first half of 2025, constraint on affordability continued with increasingly weaker new and existing home demand as a result of the current macroeconomic environment. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, and continued interest in outdoor living. We remain confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders with exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. With a robust acquisition pipeline and a flexible business model, we remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. Our balanced end market mix, broad product portfolio, geographic coverage, and commercial and operational initiatives provide us with multiple opportunities to achieve growth and position us to be resilient in softer markets.
As we continue to navigate through the current uncertainties presented by volatile market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. We continue to execute our disciplined cost control and gross margin management. Our balance sheet and liquidity position provide us the flexibility to operate effectively and execute our growth strategy, as well as to complete share repurchases through the evolving market conditions. We continue to closely monitor the impact on our business and the related risks and uncertainties of tariffs, interest rates, inflation, and consumer sentiment. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the 2024 Fiscal Year for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal years ending December 28, 2025 (the “2025 Fiscal Year”) and December 29, 2024 (the “2024 Fiscal Year”) both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended June 29, 2025 and June 30, 2024 both included 13 weeks. The six months ended June 29, 2025 and June 30, 2024 both included 26 weeks.
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
Acquisitions
In addition to organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of June 29, 2025, we completed the following acquisitions since the start of the 2024 Fiscal Year:
•In March 2025, we acquired the assets and assumed the liabilities of Green Trade of Georgia, LLC (“Green Trade”). With one location in Jasper, Georgia, Green Trade is a wholesale distributor of nursery products to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended June 29, 2025 and June 30, 2024 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	June 29, 2025		June 30, 2024		June 29, 2025		June 30, 2024
Net sales	$1,461.6	100.0%	$1,413.9	100.0%	$2,401.0	100.0%	$2,318.7	100.0%
Cost of goods sold	930.2	63.6%	903.6	63.9%	1,559.8	65.0%	1,507.2	65.0%
Gross profit	531.4	36.4%	510.3	36.1%	841.2	35.0%	811.5	35.0%
Selling, general and administrative expenses	349.1	23.9%	343.8	24.3%	692.3	28.8%	671.5	29.0%
Other income	5.1	0.3%	3.1	0.2%	9.0	0.4%	7.3	0.3%
Operating income	187.4	12.8%	169.6	12.0%	157.9	6.6%	147.3	6.4%
Interest and other non-operating expenses, net	10.3	0.7%	9.0	0.6%	17.7	0.7%	15.7	0.7%
Income tax expense	45.0	3.1%	40.0	2.8%	35.6	1.5%	30.3	1.3%
Net income	132.1	9.0%	120.6	8.5%	104.6	4.4%	101.3	4.4%
Less:
Net income attributable to non-controlling interest	1.2	0.1%	0.4	—%	1.0	—%	0.4	—%
Adjustment of non-controlling interest to redemption value	1.9	0.1%	—	—%	1.9	0.1%	—	—%
Net income attributable to SiteOne	$129.0	8.8%	$120.2	8.5%	$101.7	4.2%	$100.9	4.4%
Net sales
Net sales for the three months ended June 29, 2025 increased 3% to $1,461.6 million compared to $1,413.9 million for the three months ended June 30, 2024, and increased 4% to $2,401.0 million for the six months ended June 29, 2025 compared to $2,318.7 million for the six months ended June 30, 2024. These increases were primarily due to contributions from acquisitions. Organic Daily Sales were flat in the second quarter and the first half of 2025, as solid growth in the maintenance end market was offset by softer demand in the new residential construction and repair and upgrade end markets. Based upon year-over-year price changes in our highest selling SKUs, we estimate pricing had a negligible impact on Organic Daily Sales for the three months ended June 29, 2025, and reduced Organic Daily Sales by 1% during the six months ended June 29, 2025. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 7% during the three and six months ended June 29, 2025 primarily due to strong demand in the maintenance end market. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) decreased 1% in the second quarter of 2025 and decreased 2% in the first half of 2025 reflecting softer demand in the new residential construction and repair and upgrade end markets. Acquisitions contributed $40.9 million, or 3%, to the Net sales growth for the second quarter of 2025 and $86.0 million, or 4%, to the Net sales growth for the six months ended June 29, 2025.

Cost of goods sold
Cost of goods sold increased 3% to $930.2 million for the three months ended June 29, 2025 compared to $903.6 million for the three months ended June 30, 2024, and increased 3% to $1,559.8 million for the six months ended June 29, 2025 compared to $1,507.2 million for the six months ended June 30, 2024. The increase in Cost of goods sold, including Inventory costs, net of supplier incentives and discounts, Freight, handling, and distribution expenses, and Other Cost of goods sold was primarily attributable to acquisitions.
A summary of significant expenses within Cost of goods sold is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Inventory costs, net of supplier incentives and discounts	$860.4	$845.9	$1,436.6	$1,404.4
Freight, handling, and distribution expenses	49.8	40.9	85.1	72.4
Other Cost of goods sold	20.0	16.8	38.1	30.4
Cost of goods sold	$930.2	$903.6	$1,559.8	$1,507.2
Gross profit and gross margin
Gross profit increased 4% to $531.4 million for the three months ended June 29, 2025 compared to $510.3 million for the three months ended June 30, 2024, and increased 4% to $841.2 million for the six months ended June 29, 2025 compared to $811.5 million for the six months ended June 30, 2024. Gross profit growth was driven by higher Net sales, including acquisitions. Gross margin increased 30 basis points to 36.4% for the second quarter of 2025 as compared to 36.1% for the second quarter of 2024 and remained flat at 35.0% for the six months ended June 29, 2025 and June 30, 2024. The increase in gross margin for the three months ended June 29, 2025 was primarily due to improved price realization, benefits from our initiatives, and a positive contribution from acquisitions with higher gross margins.
Selling, general and administrative expenses
SG&A increased 2% to $349.1 million for the three months ended June 29, 2025 compared to $343.8 million for the three months ended June 30, 2024, and increased 3% to $692.3 million for the six months ended June 29, 2025 compared to $671.5 million for the six months ended June 30, 2024. SG&A as a percentage of Net sales decreased 40 basis points to 23.9% for the three months ended June 29, 2025 compared to 24.3% for the three months ended June 30, 2024, and decreased 20 basis points to 28.8% for the six months ended June 29, 2025 compared to 29.0% for the six months ended June 30, 2024. The increase in SG&A, including Compensation, Facility, and Depreciation and amortization expenses was primarily due to the impact of acquisitions with higher operating costs. The improvement in SG&A as a percentage of Net sales for the three and six months ended June 29, 2025 reflected our actions to increase efficiency and better align operating costs with the current market demand.
A summary of significant segment expenses within SG&A is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Compensation expenses	$203.1	$191.9	$407.9	$385.4
Facility expenses	61.4	58.7	121.1	114.0
Depreciation and amortization expenses	33.6	32.6	67.3	63.8
Delivery expenses	19.3	20.4	36.6	38.2
Other Selling, general and administrative expenses	31.7	40.2	59.4	70.1
Selling, general and administrative expenses	$349.1	$343.8	$692.3	$671.5
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $1.3 million to $10.3 million for the three months ended June 29, 2025 compared to $9.0 million for the three months ended June 30, 2024, and increased $2.0 million to $17.7 million for the six months ended June 29, 2025 compared to $15.7 million for the six months ended June 30, 2024. The increase in interest expense for the three and six months ended June 29, 2025 was primarily due to the maturity of the interest rate swaps on March 23, 2025.

Income tax expense
Income tax expense was $45.0 million for the three months ended June 29, 2025 compared to $40.0 million for the three months ended June 30, 2024. The effective tax rate was 25.4% for the three months ended June 29, 2025 compared to 24.9% for the three months ended June 30, 2024. The increase in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensations recognized as a component of Income tax expense in the Consolidated Statement of Operations. There were no excess tax benefits recognized for the three months ended June 29, 2025 as compared to $0.5 million for the three months ended June 30, 2024.
Income tax expense was $35.6 million for the six months ended June 29, 2025 as compared to $30.3 million for the six months ended June 30, 2024. The effective tax rate was 25.4% for the six months ended June 29, 2025 compared to 23.0% for the six months ended June 30, 2024. The increase in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Tax deficiencies of $0.3 million were recognized for the six months ended June 29, 2025 as compared to excess tax benefits of $2.8 million for the six months ended June 30, 2024.
Net income attributable to non-controlling interest
Net income attributable to non-controlling interest increased $0.8 million to $1.2 million for the three months ended June 29, 2025 compared to $0.4 million for the three months ended June 30, 2024, and increased $0.6 million to $1.0 million for the six months ended June 29, 2025 compared to $0.4 million for the six months ended June 30, 2024. The increase in Net income attributable to non-controlling interest for the three and six months ended June 30, 2024 was the result of higher net income for the Devil Mountain business during the three and six months ended June 29, 2025 as compared to the same periods of 2024.
Adjustment of non-controlling interest to redemption value
Adjustment of non-controlling interest to redemption value was $1.9 million for the three and six months ended June 29, 2025 as a result of an adjustment of the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of June 29, 2025. There was no Adjustment of non-controlling interest to redemption value for the three and six months ended June 30, 2024.
Net income attributable to SiteOne
Net income attributable to SiteOne increased $8.8 million to $129.0 million for the three months ended June 29, 2025 as compared to $120.2 million for the three months ended June 30, 2024, and increased $0.8 million to $101.7 million for the six months ended June 29, 2025 compared to $100.9 million for the six months ended June 30, 2024. The increase in Net income attributable to SiteOne for the three and six months ended June 29, 2025 was primarily due to higher Net sales, improved gross margin, and SG&A leverage.

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

(In millions, except per share information and percentages)
	2025		2024				2023
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Net sales	$1,461.6	$939.4	$1,013.1	$1,208.8	$1,413.9	$904.8	$965.0	$1,145.1
Cost of goods sold	930.2	629.6	675.5	797.8	903.6	603.6	638.4	757.0
Gross profit	531.4	309.8	337.6	411.0	510.3	301.2	326.6	388.1
Selling, general and administrative expenses	349.1	343.2	364.5	349.1	343.8	327.7	332.8	311.8
Other income, net	(5.1)	(3.9)	(2.0)	(8.0)	(3.1)	(4.2)	(4.3)	(4.9)
Operating income (loss)	187.4	(29.5)	(24.9)	69.9	169.6	(22.3)	(1.9)	81.2
Interest and other non-operating expenses, net	10.3	7.4	6.7	9.5	9.0	6.7	6.5	6.4
Income tax expense (benefit)	45.0	(9.4)	(10.1)	15.8	40.0	(9.7)	(5.0)	17.5
Net income (loss)	132.1	(27.5)	(21.5)	44.6	120.6	(19.3)	(3.4)	57.3
Less:
Net income (loss) attributable to non-controlling interest	1.2	(0.2)	0.2	0.2	0.4	—	—	—
Adjustment of non-controlling interest to redemption value	1.9	—	—	—	—	—	—	—
Net income (loss) attributable to SiteOne	$129.0	$(27.3)	$(21.7)	$44.4	$120.2	$(19.3)	$(3.4)	$57.3
Net income (loss) per common share:
Basic	$2.88	$(0.61)	$(0.48)	$0.98	$2.66	$(0.43)	$(0.08)	$1.27
Diluted	$2.86	$(0.61)	$(0.48)	$0.97	$2.63	$(0.43)	$(0.08)	$1.25
Adjusted EBITDA(a)	$226.7	$22.4	$31.8	$114.8	$210.5	$21.1	$39.9	$119.8

Net sales as a percentage of annual Net sales			22.3%	26.6%	31.2%	19.9%	22.4%	26.6%
Gross profit as a percentage of annual Gross profit			21.7%	26.3%	32.7%	19.3%	21.9%	26.0%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			8.4%	30.3%	55.7%	5.6%	9.7%	29.2%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2025		2024				2023
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Reported Net income (loss)	$132.1	$(27.5)	$(21.5)	$44.6	$120.6	$(19.3)	$(3.4)	$57.3
Income tax expense (benefit)	45.0	(9.4)	(10.1)	15.8	40.0	(9.7)	(5.0)	17.5
Interest expense, net	10.3	7.4	6.7	9.5	9.0	6.7	6.5	6.4
Depreciation and amortization	35.3	35.4	35.6	35.9	34.6	32.9	34.6	31.3
EBITDA	222.7	5.9	10.7	105.8	204.2	10.6	32.7	112.5
Stock-based compensation(a)	2.3	13.6	5.5	5.2	3.8	10.5	5.0	5.0
(Gain) loss on sale of assets(b)	(0.5)	(0.2)	1.5	0.3	(0.3)	(1.0)	(0.1)	(0.2)
Financing fees(c)	—	—	—	0.5	—	—	—	0.4
Acquisitions and other adjustments(d)	2.2	3.1	14.1	3.0	2.8	1.0	2.3	2.1
Adjusted EBITDA(e)	$226.7	$22.4	$31.8	$114.8	$210.5	$21.1	$39.9	$119.8
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest of $1.8 million and $0.3 million for the second and first quarter of 2025, respectively, and $0.8 million, $0.8 million, and $0.9 million for the fourth, third, and second quarter of 2024, respectively.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2025		2024
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Reported Net sales	$1,461.6	$939.4	$1,413.9	$904.8
Organic Sales(a)	1,394.0	894.3	1,387.2	904.8
Acquisition contribution(b)	67.6	45.1	26.7	—
Selling Days	64	64	64	64
Organic Daily Sales	$21.8	$14.0	$21.7	$14.1
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the six months ended June 29, 2025, we repurchased 494,609 shares of our common stock at an average price per share of $116.71. As of June 29, 2025, the dollar value of shares that may yet be purchased under the share repurchase authorization was $254.3 million.
Our borrowing base capacity under the ABL Facility was $499.3 million as of June 29, 2025, after giving effect to $78.5 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $22.2 million. Our borrowing base capacity under the ABL Facility was $581.2 million as of December 29, 2024, after giving effect to outstanding letters of credit of $18.8 million. As of June 29, 2025, we had total cash and cash equivalents of $78.6 million, total gross long-term debt of $474.5 million, and total finance lease obligations (excluding interest) of $140.3 million.
Working capital was $1,061.7 million as of June 29, 2025, an increase of $152.9 million compared to $908.8 million as of December 29, 2024. The change in working capital was primarily attributable to the seasonality of our business and the early purchases of inventory ahead of tariffs.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of June 29, 2025 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$474.5	$3.9	$470.6
Interest on long-term debt	$127.5	$30.7	$96.8
Our gross long-term debt balance increased $81.2 million since December 29, 2024. This increase was primarily attributable to funding the seasonal increase in our working capital and early inventory purchases as noted above. We had current maturities on our long-term debt of $3.9 million, which related to the term loan facility. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of June 29, 2025 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of June 29, 2025. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into interest rate swap contracts and amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt decreased $3.7 million since December 29, 2024 to $127.5 million, primarily due to a decrease in the interest rate on the term loan facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Six Months Ended
Net cash provided by (used in):	June 29, 2025	June 30, 2024
Operating activities	$7.1	$48.1
Investing activities	$(37.9)	$(119.8)
Financing activities	$1.3	$61.4
Cash flow provided by operating activities
Net cash provided by operating activities for the six months ended June 29, 2025 was $7.1 million compared to $48.1 million for the six months ended June 30, 2024. The decrease was primarily driven by a higher seasonal investment in inventory reflecting earlier purchases ahead of tariff impacts.
Cash flow used in investing activities
Net cash used in investing activities was $37.9 million for the six months ended June 29, 2025 compared to $119.8 million for the six months ended June 30, 2024. The decrease reflects lower acquisition investments in the first six months of 2025 compared to the same period of 2024. Capital expenditures were $29.1 million for the first six months of 2025 compared to $21.0 million for the same period of 2024 due to increased investments in branch locations.
Cash flow provided by financing activities
Net cash provided by financing activities was $1.3 million for the six months ended June 29, 2025 compared to $61.4 million for the six months ended June 30, 2024. The decrease primarily reflected lower borrowings under the ABL Facility to fund our acquisition investments during the first six months of 2025 compared to the same period of 2024.
External Financing
Term Loans
Landscape Holding and Landscape, as borrowers (collectively, the “Borrowers”), entered into the Fifth Amendment to the Amended and Restated Credit Agreement, the (“Fifth Amendment”), dated as of March 23, 2021, with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the several banks and other financial institutions party thereto, and certain other parties party thereto from time to time. The Fifth Amendment amended and restated the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto, and UBS AG, Stamford Branch as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) to, among other things, incur $325.0 million of term loans (the “New Term Loans”).
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
Amendments of Term Loans
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 6.06134% and 6.27397% as of June 29, 2025 and December 29, 2024, respectively.
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

On July 22, 2022, the ABL Borrowers entered into the Seventh Amendment to the ABL Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended and restated the ABL Credit Agreement to, among other things, (i) increase the aggregate principal amount of the commitments to $600.0 million, (ii) extend the final scheduled maturity of the revolving credit facility to July 22, 2027, (iii) establish an alternate rate of interest to the LIBOR rate, (iv) replace the administrative and collateral agent, and (v) make such other changes as agreed among the ABL Borrowers and the lenders. Proceeds of the initial borrowings under the ABL Credit Agreement on the closing date of the Seventh Amendment were used, among other things, (i) to repay in full the loans outstanding under the ABL Credit Agreement immediately prior to the effectiveness of the Seventh Amendment, (ii) to pay fees and expenses related to the Seventh Amendment and the ABL Credit Agreement, and (iii) for working capital and other general corporate purposes.
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
The weighted average interest rate on outstanding balances under the ABL Facility was 5.66805% as of June 29, 2025. There was no outstanding balance under the ABL Facility as of December 29, 2024. The commitment fees on unfunded amounts were 0.25% as of June 29, 2025 and December 29, 2024.
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
Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted term SOFR rate equal to term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.22413% and 6.65265% as of June 29, 2025 and December 29, 2024, respectively.
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
Interest Rate Swaps
We are subject to interest rate risk with regard to existing and future issuances of debt. We have, in the past, utilized interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. Prior to the termination of interest rate swaps 7, 8, and 9 upon maturity on March 23, 2025, we were party to interest rate swap contracts to convert the variable interest rate to a fixed interest rate on portions of the borrowings under the term loans.
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
During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a “blend and extend”. As a result, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments. As of June 29, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to interest rate risk with regard to existing and future issuances of debt. We have, in the past, utilized interest rate swap contracts to convert variable interest rates to fixed interest rates on borrowings under our term loans in order to reduce volatility in our borrowing expenses. Upon maturity on March 23, 2025, each of our existing interest rate swap contracts were terminated, and therefore, all of the borrowings outstanding under our term loans are subject to variable interest rates. For additional information, refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements and “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation "—Liquidity and Capital Resources".

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the purchases of our common stock made during the three months ended June 29, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
March 31, 2025 - May 4, 2025	141,907	$116.68	141,907	$292.0
May 5, 2025 - June 1, 2025	244,750	$117.40	244,750	$263.3
June 2, 2025 - June 29, 2025	79,243	$113.52	79,243	$254.3
Total	465,900	$116.52	465,900	$254.3
______________
(a)    In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. For additional information, refer to “Note 1. Nature of Business and Significant Accounting Polices” in the notes to the consolidated financial statements.
Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 29, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed on May 19, 2025.

3.2
Fourth Amended and Restated By-laws of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed on May 19, 2025.

10.1†	Summary of Non-Employee Director Compensation, as amended and restated on May 14, 2025.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	July 30, 2025	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)