Form 10-Q
period 2025-09-28
SiteOne Landscape Supply, Inc.
filed 2025-10-29
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of October 24, 2025
Common Stock, $0.01 par value per share	44,536,512

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
•general business, financial market, and economic conditions, including challenges created, in part, by the imposition of U.S. tariffs and broader geopolitical conflicts, and the resulting economic concerns, market fluctuations and volatility, declines in consumer sentiment and impact on the price of, and demand for, our products;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	September 28, 2025	December 29, 2024
Current assets:
Cash and cash equivalents	$106.9	$107.1
Accounts receivable, net of allowance for doubtful accounts of $27.4 and $26.9, respectively	606.0	547.1
Inventory, net	962.6	827.2
Income tax receivable	5.0	12.3
Prepaid expenses and other current assets	89.9	55.9
Total current assets	1,770.4	1,549.6

Property and equipment, net (Note 5)	300.6	292.1
Operating lease right-of-use assets, net (Note 7)	410.3	415.3
Goodwill (Note 6)	522.2	518.1
Intangible assets, net (Note 6)	227.0	261.0
Deferred tax assets	18.4	18.5
Other assets	18.5	16.2
Total assets	$3,267.4	$3,070.8

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$341.7	$315.5
Current portion of finance leases (Note 7)	34.2	29.7
Current portion of operating leases (Note 7)	90.3	90.2
Accrued compensation	87.8	70.9
Long-term debt, current portion (Note 9)	3.9	4.3
Accrued liabilities	153.5	130.2
Total current liabilities	711.4	640.8

Other long-term liabilities	4.3	11.0
Finance leases, less current portion (Note 7)	106.8	100.9
Operating leases, less current portion (Note 7)	335.9	342.3
Long-term debt, less current portion (Note 9)	384.5	383.9
Total liabilities	1,542.9	1,478.9

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	22.8	19.4

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,879,547 and 45,601,760 shares issued, and 44,696,474 and 44,913,296 shares outstanding at September 28, 2025 and December 29, 2024, respectively	0.5	0.5
Additional paid-in capital	652.7	626.5
Retained earnings	1,200.7	1,039.9
Accumulated other comprehensive loss	(5.9)	(6.1)
Treasury stock, at cost, 1,183,073 and 688,464 shares at September 28, 2025 and December 29, 2024, respectively	(146.3)	(88.3)
Total stockholders' equity	1,701.7	1,572.5
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,267.4	$3,070.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$1,258.2	$1,208.8	$3,659.2	$3,527.5
Cost of goods sold	821.0	797.8	2,380.8	2,305.0
Gross profit	437.2	411.0	1,278.4	1,222.5

Selling, general and administrative expenses	357.4	349.1	1,049.7	1,020.6
Other income	5.4	8.0	14.4	15.3
Operating income	85.2	69.9	243.1	217.2

Interest and other non-operating expenses, net	9.1	9.5	26.8	25.2
Income before taxes	76.1	60.4	216.3	192.0
Income tax expense	15.5	15.8	51.1	46.1
Net income	60.6	44.6	165.2	145.9

Less:
Net income attributable to non-controlling interest	0.4	0.2	1.4	0.6
Adjustment of non-controlling interest to redemption value	1.1	—	3.0	—

Net income attributable to SiteOne	$59.1	$44.4	$160.8	$145.3

Net income per common share:
Basic	$1.32	$0.98	$3.58	$3.21
Diluted	$1.31	$0.97	$3.56	$3.18
Weighted average number of common shares outstanding:
Basic	44,802,833	45,229,528	44,901,813	45,253,447
Diluted	45,035,242	45,572,078	45,174,654	45,647,670
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$60.6	$44.6	$165.2	$145.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.9)	0.7	1.5	(1.0)
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $—, $0.9, $0.4, and $1.6 respectively	—	(2.4)	(1.3)	(4.6)
Total other comprehensive income (loss)	(0.9)	(1.7)	0.2	(5.6)
Comprehensive income	59.7	42.9	165.4	140.3
Less:
Comprehensive income attributable to non-controlling interest	0.4	0.2	1.4	0.6
Adjustment of non-controlling interest to redemption value	1.1	—	3.0	—
Comprehensive income attributable to SiteOne	$58.2	$42.7	$161.0	$139.7
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
Net loss attributable to SiteOne	—	—	—	(27.3)	—	—	(27.3)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	65.1	—	(3.3)	—	—	—	(3.3)	—
Stock-based compensation	—	—	13.6	—	—	—	13.6	—
Repurchases of common shares	(28.7)	—	—	—	—	(3.5)	(3.5)	—
Balance at March 30, 2025	44,949.7	$0.5	$636.8	$1,012.6	$(7.1)	$(91.8)	$1,551.0	$19.2
Net income attributable to SiteOne	—	—	—	129.0	—	—	129.0	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	1.2
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	1.9
Other comprehensive income	—	—	—	—	2.1	—	2.1	—
Issuance of common shares under stock-based compensation plan	10.4	—	0.4	—	—	—	0.4	—
Stock-based compensation	—	—	2.3	—	—	—	2.3	—
Repurchases of common shares	(465.9)	—	—	—	—	(54.5)	(54.5)	—
Balance at June 29, 2025	44,494.2	$0.5	$639.5	$1,141.6	$(5.0)	$(146.3)	$1,630.3	$22.3
Net income attributable to SiteOne	—	—	—	59.1	—	—	59.1	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.4
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	1.1
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1.0)
Other comprehensive loss	—	—	—	—	(0.9)	—	(0.9)	—
Issuance of common shares under stock-based compensation plan	202.3	—	7.6	—	—	—	7.6	—
Stock-based compensation	—	—	5.6	—	—	—	5.6	—
Repurchases of common shares	—	—	—	—	—	—	—	—
Balance at September 28, 2025	44,696.5	$0.5	$652.7	$1,200.7	$(5.9)	$(146.3)	$1,701.7	$22.8

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1	$—
Net loss attributable to SiteOne	—	—	—	(19.3)	—	—	(19.3)	—
Other comprehensive loss	—	—	—	—	(1.9)	—	(1.9)	—
Issuance of common shares under stock-based compensation plan	116.6	—	(1.6)	—	—	—	(1.6)	—
Stock-based compensation	—	—	10.5	—	—	—	10.5	—
Balance at March 31, 2024	45,198.7	$0.5	$610.7	$897.0	$2.3	$(36.7)	$1,473.8	$—
Net income attributable to SiteOne	—	—	—	120.2	—	—	120.2	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.4
Other comprehensive loss	—	—	—	—	(2.0)	—	(2.0)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	18.6
Issuance of common shares under stock-based compensation plan	49.9	—	0.9	—	—	—	0.9	—
Stock-based compensation	—	—	3.8	—	—	—	3.8	—
Repurchases of common shares	(128.9)	—	—	—	—	(19.8)	(19.8)	—
Balance at June 30, 2024	45,119.7	$0.5	$615.4	$1,017.2	$0.3	$(56.5)	$1,576.9	$19.0
Net income attributable to SiteOne	—	—	—	44.4	—	—	44.4	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.2
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)	—
Issuance of common shares under stock-based compensation plan	13.3	—	0.3	—	—	—	0.3	—
Stock-based compensation	—	—	5.2	—	—	—	5.2	—
Repurchases of common shares	(14.1)	—	—	—	—	(1.8)	(1.8)	—
Balance at September 29, 2024	45,118.9	$0.5	$620.9	$1,061.6	$(1.4)	$(58.3)	$1,623.3	$19.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash Flows from Operating Activities:
Net income	$165.2	$145.9
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	60.5	55.3
Stock-based compensation	21.5	19.5
Amortization of software and intangible assets	45.6	48.1
Amortization of debt related costs	0.8	1.0
Loss on extinguishment of debt	—	1.8
Gain on sale of equipment	(0.6)	(1.0)
Deferred income taxes	0.5	—
Other	(4.9)	(5.8)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(56.9)	(72.4)
Inventory	(131.6)	(44.2)
Income tax receivable	7.3	(4.0)
Prepaid expenses and other assets	(30.6)	(28.1)
Accounts payable	24.5	47.2
Income tax payable	—	(8.0)
Accrued expenses and other liabilities	34.4	8.7
Net Cash Provided By Operating Activities	$135.7	$164.0

Cash Flows from Investing Activities:
Purchases of property and equipment	(39.2)	(31.0)
Purchases of intangible assets	(0.6)	(3.4)
Acquisitions, net of cash acquired	(18.4)	(110.4)
Proceeds from the sale of property and equipment	4.8	4.5
Net Cash Used In Investing Activities	$(53.4)	$(140.3)

Cash Flows from Financing Activities:
Equity proceeds from common stock	9.0	5.1
Repurchases of common shares	(58.3)	(21.6)
Distributions to non-controlling interest	(1.0)	—
Borrowings under term loans	—	220.1
Repayments under term loans	(2.9)	(197.0)
Borrowings on asset-based credit facilities	293.8	360.9
Repayments on asset-based credit facilities	(291.1)	(354.9)
Payments of debt issuance costs	—	(2.2)
Payments on finance lease obligations	(24.1)	(19.4)
Payments of acquisition related contingent obligations	(3.8)	(4.7)
Other financing activities	(4.8)	(6.8)
Net Cash Used In Financing Activities	$(83.2)	$(20.5)

Effect of exchange rate on cash	0.7	(0.2)
Net change in cash	(0.2)	3.0
Cash and cash equivalents:
Beginning	107.1	82.5
Ending	$106.9	$85.5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$26.0	$23.0
Cash paid during the year for income taxes	$38.2	$56.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of irrigation supplies, hardscapes (including pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and total assets in Canada for all periods presented. As of September 28, 2025, the Company had over 680 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the nine months ended September 28, 2025.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	494,609	$116.71	$254.3

Redeemable Non-controlling Interest

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (Topic 480), the Company adjusted the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of the balance sheet date. During the three and nine months ended September 28, 2025, the Company made adjustments to the carrying amount of the Redeemable non-controlling interest of $1.1 million and $3.0 million, respectively. Under ASC 480, the Company elected for the terms of the redemption feature to be fully considered in the measurement of Net income attributable to SiteOne with the offsetting entry for the redemption value adjustment recorded in Adjustment of non-controlling interest to redemption value in the Consolidated Statements of Operations during the three and nine months ended September 28, 2025.

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

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ending December 28, 2025 (the “2025 Fiscal Year”) and December 29, 2024 (the “2024 Fiscal Year”) both include 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended September 28, 2025 and September 29, 2024 both include 13 weeks. The nine months ended September 28, 2025 and September 29, 2024 both include 39 weeks.

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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which revises the guidance in ASC 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is required to be adopted in the annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends the guidance in ASC 350 to revise the criteria as to when an entity is required to start capitalizing software costs and requires an entity to consider whether there is significant uncertainty associated with the development activities of the software when evaluating the probable-to-complete recognition threshold. ASU 2025-06 is required to be adopted in the annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Landscaping products(a)	$978.1	$936.1	$2,821.3	$2,735.8
Agronomic and other products(b)	280.1	272.7	837.9	791.7
	$1,258.2	$1,208.8	$3,659.2	$3,527.5
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

As of September 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $23.4 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of September 28, 2025 and December 29, 2024, contract liabilities were $23.4 million and $16.3 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the nine months ended September 28, 2025 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $10.0 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $19.0 million and $110.1 million and deferred contingent consideration of $1.1 million and $6.0 million for the nine months ended September 28, 2025 and September 29, 2024, respectively. As of September 28, 2025, the Company completed the following acquisitions since the start of the 2024 Fiscal Year:
•In September 2025, the Company acquired the assets and assumed the liabilities of Autumn Ridge Stone and Landscape Supply, Inc. (“Autumn Ridge”). With one location in Holland, Michigan, Autumn Ridge is a wholesale distributor of hardscapes products and landscape supplies to landscape professionals.
•In July 2025, the Company acquired the assets and assumed the liabilities of Nashville Nursery and Landscape Supply, Inc. (“Nashville Nursery”). With one location in Nashville, Tennessee, Nashville Nursery is a wholesale distributor of nursery products to landscape professionals.
•In July 2025, the Company acquired the assets and assumed the liabilities of Grove Nursery Center, Inc. and Nature’s Grove, LLC (collectively, “Grove Nursery”). With one location in northwest Minneapolis, Minnesota, Grove Nursery is a wholesale distributor of nursery products to landscape professionals.
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
•In December 2024, the Company acquired the assets and assumed the liabilities of Custom Stone. With six locations across Texas, Custom Stone is a wholesale distributor of hardscapes products to landscape professionals.
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

The Company recognized the unrealized gains or unrealized losses for interest rate swap contracts as either assets or liabilities at fair value on its Consolidated Balance Sheets. The interest rate swap contracts were subject to master netting arrangements. The Company had elected not to offset the fair value of assets with the fair value of liabilities related to these contracts. The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of September 28, 2025 and December 29, 2024 (in millions):

	Derivative Assets
	September 28, 2025		December 29, 2024
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$1.7
Total derivative assets		$—		$1.7

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

The tables below provide details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the three and nine months ended September 28, 2025 and September 29, 2024 (in millions):

	Three Months Ended
Derivatives designated as cash flow hedges	September 28, 2025	September 29, 2024
Interest rate contracts
(Loss) recorded in Other comprehensive income	$—	$(0.9)
Gain reclassified from AOCI into income(a)	$—	$2.4
______________
(a)    Gain reclassified from AOCI into income is presented within Interest and other non-operating expense, net in the Consolidated Statements of Operations.

	Nine Months Ended
Derivatives designated as cash flow hedges	September 28, 2025	September 29, 2024
Interest rate contracts
Gain recorded in Other comprehensive income	$0.1	$1.1
Gain reclassified from AOCI into income(a)	$1.8	$7.3
______________
(a)    Gain reclassified from AOCI into income is presented within Interest and other non-operating expense, net in the Consolidated Statements of Operations.

For the three and nine months ended September 28, 2025 and September 29, 2024, there was no ineffectiveness recognized in earnings and there was no gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments.

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	September 28, 2025	December 29, 2024
Land	$21.4	$17.5
Buildings and leasehold improvements:
Buildings	14.9	10.3
Leasehold improvements	96.6	84.0
Branch equipment	135.1	133.4
Office furniture and fixtures and vehicles:
Office furniture and fixtures	38.1	35.0
Vehicles	61.2	67.5
Finance lease right-of-use assets	237.8	210.5
Mineral rights	2.2	2.2
Tooling	0.2	0.2
Construction in progress	10.2	9.3
Total property and equipment, gross	617.7	569.9
Less: accumulated depreciation and amortization	317.1	277.8
Property and equipment, net	$300.6	$292.1

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $20.4 million and $60.5 million for the three and nine months ended September 28, 2025, and $19.5 million and $55.3 million for the three and nine months ended September 29, 2024, respectively.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets as of September 28, 2025 and December 29, 2024 were $31.1 million and $25.2 million, less accumulated amortization of $16.5 million and $13.1 million, respectively. Amortization of these software costs was $1.4 million and $3.2 million for the three and nine months ended September 28, 2025, and $0.8 million and $2.0 million for the three and nine months ended September 29, 2024, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	December 30, 2024	January 1, 2024
	to September 28, 2025	to December 29, 2024
Beginning balance	$518.1	$485.5
Goodwill acquired during the period(a)	3.2	32.9
Goodwill adjusted during the period	0.9	(0.3)
Ending balance	$522.2	$518.1
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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		September 28, 2025			December 29, 2024
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	15.8 years	$594.1	$383.2	$210.9	$585.9	$347.0	$238.9
Trademarks and other	2.6 years	50.1	34.0	16.1	52.9	30.8	22.1
Total intangibles		$644.2	$417.2	$227.0	$638.8	$377.8	$261.0
During the nine months ended September 28, 2025, the Company recorded $8.8 million of intangible assets, including $8.2 million in Customer relationship intangibles and $0.6 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $7.5 million and $0.6 million, respectively, as a result of the acquisitions completed in 2025 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles were $0.7 million during the nine months ended September 28, 2025.

During the nine months ended September 29, 2024, the Company recorded $33.4 million of intangible assets, including $28.0 million in Customer relationship intangibles and $5.4 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $26.7 million and $5.4 million, respectively, as a result of the acquisitions completed in 2024 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles were $1.3 million.

Customer relationship intangible assets are amortized over a weighted-average period of approximately 20 years. Trademarks and other intangible assets are amortized over a weighted-average period of approximately 5 years.

Amortization expense for intangible assets was $13.6 million and $42.4 million for the three and nine months ended September 28, 2025, and $15.6 million and $46.1 million for the three and nine months ended September 29, 2024, respectively.

Total future amortization estimated as of September 28, 2025 is as follows (in millions):

Fiscal year ending:
2025 (remainder)	$13.0
2026	46.0
2027	36.4
2028	28.2
2029	21.8
2030	17.3
Thereafter	64.3
Total future amortization	$227.0

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.2	$0.2	$0.5	$0.5
Amortization of right-of-use assets	Selling, general and administrative expenses	8.8	7.5	25.5	20.5
Interest on lease liabilities	Interest and other non-operating expenses, net	2.3	2.1	6.9	5.1
Operating lease cost	Cost of goods sold	2.0	1.8	6.1	5.9
Operating lease cost	Selling, general and administrative expenses	27.0	26.3	79.1	74.7
Short-term lease cost	Cost of goods sold	0.2	0.2	0.5	0.4
Short-term lease cost	Selling, general and administrative expenses	1.4	1.0	3.4	2.9
Variable lease cost	Selling, general and administrative expenses	0.5	0.5	1.3	2.1
Sublease income	Selling, general and administrative expenses	(0.3)	(0.3)	(0.8)	(0.8)
Total lease cost		$42.1	$39.3	$122.5	$111.3

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
Other Information	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$2.3	$2.1	$6.9	$5.1
Operating cash flows from operating leases	$28.8	$27.1	$87.0	$80.7
Financing cash flows from finance leases	$8.3	$7.1	$24.1	$19.4
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$9.4	$15.0	$35.5	$47.3
Operating leases	$17.8	$36.7	$61.9	$86.8

The aggregate future lease payments for operating and finance leases as of September 28, 2025 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year ending:
2025 (remainder)	$19.4	$10.7
2026	108.7	41.0
2027	94.5	37.1
2028	78.1	32.9
2029	63.6	24.5
2030	45.3	13.0
Thereafter	95.7	2.8
Total lease payments	505.3	162.0
Less: interest	79.1	21.0
Present value of lease liabilities	$426.2	$141.0

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	September 28, 2025	September 29, 2024
Weighted-average remaining lease term:
Finance leases	4.4 years	4.6 years
Operating leases	5.8 years	6.3 years
Weighted-average discount rate:
Finance leases	6.7%	6.5%
Operating leases	5.6%	5.4%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $4.1 million and $13.6 million for the three and nine months ended September 28, 2025, and $4.1 million and $14.0 million for the three and nine months ended September 29, 2024, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant, exercise price, or tax withholding obligations pursuant to any award under the 2020 Plan, 2016 Plan, or Stock Incentive Plan will again be available for issuance. As of September 28, 2025, the aggregate number of shares that remain available to be issued under the 2020 Plan is 2,572,697.

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

A summary of stock-based compensation activities during the nine months ended September 28, 2025 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 29, 2024	704.8	288.8	58.1	95.9
Granted	—	166.5	4.5	56.7
Exercised/Vested/Settled(a)	(215.9)	(94.9)	—	(0.3)
Expired or forfeited	(10.4)	(15.4)	—	(24.9)
Outstanding as of September 28, 2025	478.5	345.0	62.6	127.4
______________
(a)    Does not include 32.6 thousand stock options and 91.5 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

There were no stock options granted during the periods presented. The weighted average grant date fair value of awards granted were as follows:

	September 28, 2025	September 29, 2024
RSUs	$134.24	$156.01
DSUs	$124.42	$156.14
PSUs(a)	$135.83	$157.59
______________
(a)    Includes PSUs granted and settled during the nine months ended September 29, 2024 at greater than 100% of their original grant amount.

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Stock options	$0.3	$0.5	$1.3	$1.9
RSUs(a)	3.6	3.2	18.7	15.2
DSUs	0.1	0.2	0.5	0.6
PSUs	1.6	1.3	1.0	1.8
Total stock-based compensation	$5.6	$5.2	$21.5	$19.5
______________
(a)    Stock-based compensation expense for the three and nine months ended September 28, 2025 and September 29, 2024 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $4.9 million for the nine months ended September 28, 2025, and $3.6 million for the nine months ended September 29, 2024.

A summary of unrecognized stock-based compensation expense was as follows:

	September 28, 2025		December 29, 2024
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$0.8	1.0 years	$2.3	1.6 years
RSUs	$27.5	2.6 years	$25.7	2.6 years
DSUs	$0.3	1.0 years	$0.3	1.0 years
PSUs	$9.3	1.8 years	$6.9	1.8 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	September 28, 2025	December 29, 2024
ABL facility	$—	$—
Subsidiary ABL facility	3.0	0.2
Term loans	389.8	392.7
Hybrid debt instruments	—	0.4
Total gross long-term debt	392.8	393.3
Less: unamortized debt issuance costs and discounts on debt	(4.4)	(5.1)
Total debt	$388.4	$388.2
Less: current portion	(3.9)	(4.3)
Total long-term debt	$384.5	$383.9

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $577.8 million and $581.2 million as of September 28, 2025 and December 29, 2024, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

There was no outstanding balance under the ABL Facility as of September 28, 2025 and December 29, 2024. The commitment fee on unfunded amounts was 0.25% as of September 28, 2025 and December 29, 2024.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of September 28, 2025, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.18021% and 6.65265% as of September 28, 2025 and December 29, 2024, respectively. As of September 28, 2025, Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants.

Term Loans

The Borrowers entered into a syndicated senior term loan facility dated April 29, 2016, which was amended on November 23, 2016, May 24, 2017, December 12, 2017, and August 14, 2018. On March 23, 2021, the Company, through its subsidiaries, entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”), by and among the Borrowers and JPMorgan Chase Bank, N.A. to, among other things, incur $325.0 million of term loans (the “New Term Loans”) which were used in part to prepay all of the existing term loans outstanding immediately prior to effectiveness of the Fifth Amendment. On March 27, 2023, Landscape Holding, as representative for the Borrowers, entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) to implement a forward-looking interest rate based on SOFR in lieu of LIBOR at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 2.00% (with a Term SOFR floor of 0.50% on initial term loans and 0.00% on all other term loans) or (ii) an alternative base rate plus an applicable margin equal to 1.00%. On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement to the Second Amended and Restated Credit Agreement, providing for an additional $120.0 million of New Term Loans. On July 2, 2024, the Borrowers entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in term loans (the “Tranche B Term Loans”). The Tranche B Term Loans are guaranteed by Bidco and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The Tranche B Term Loans are secured by a second lien security interest over inventory and receivables and a first lien security interest over all other assets pledged as collateral. The Tranche B Term Loans mature on March 22, 2030.

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 5.92535% and 6.27397% as of September 28, 2025 and December 29, 2024, respectively.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of September 28, 2025, the Company was in compliance with all of the Second Amendment covenants.

Interest Expense

During the three and nine months ended September 28, 2025, the Company incurred total interest expense of $9.1 million and $26.8 million, respectively, of which $6.9 million and $20.1 million related to interest on the asset-based credit facilities and the term loans, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million and $0.8 million for the three and nine months ended September 28, 2025, respectively. The remaining $1.9 million and $5.9 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and nine months ended September 28, 2025, respectively.

During the three and nine months ended September 29, 2024, the Company incurred total interest expense of $9.5 million and $25.2 million, respectively, of which $5.7 million and $17.9 million related to interest on the ABL Facility and the term loans, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Second Amendment, unamortized debt issuance costs and discounts in the amount of $1.8 million were written off to expense and new debt fees and issuance costs of $2.2 million were capitalized during the three and nine months ended September 29, 2024, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. No gain or loss was recorded as it related to all participating lenders. Amortization expense related to debt issuance costs and discounts was $0.3 million and $1.0 million for the three and nine months ended September 29, 2024, respectively. The remaining $1.7 million and $4.5 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and nine months ended September 29, 2024, respectively.

Hybrid Debt Instruments

During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets for the interest rate swap arrangements executed on March 23, 2021 that were determined to be hybrid debt instruments. As of September 28, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025. Refer to “Note 4. Fair Value Measurement and Interest Rate Swaps” for additional information regarding interest rate swaps and hybrid debt instruments.

Note 10. Income Taxes

The Company’s effective tax rate was approximately 23.6% for the nine months ended September 28, 2025 and approximately 24.0% for the nine months ended September 29, 2024. The decrease in the effective rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $3.7 million for the nine months ended September 28, 2025, and $2.9 million for the nine months ended September 29, 2024. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended September 28, 2025 and September 29, 2024, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Tax Equity Investment

In November 2024, the Company entered into an agreement to become a limited partner in a tax-advantaged limited partnership for an interest in an approved qualified renewable energy project. This investment qualified for the application of PAM. During the year ended December 29, 2024, the Company amortized the initial cost of the investment, inclusive of the delayed equity contribution, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. As of September 28, 2025 and December 29, 2024, the carrying value of the tax equity investment was approximately $0.5 million and $0.5 million, respectively, and was recorded in Other assets on the Consolidated Balance Sheets. There was no impairment of the Company’s tax equity investment during the nine months ended September 28, 2025.

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

Note 11.     Commitments and Contingencies

Environmental Liability

As part of the sale by LESCO, Inc. (“LESCO”) of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. As part of the acquisition of a majority stake in the Company in December 2013 by CD&R Landscapes Holdings, L.P. from Deere & Company (“Deere”), Deere agreed to pay the first $2.5 million of this liability and the Company’s exposure was capped at $2.4 million. In September 2025, the Company and Deere entered into agreements to settle and resolve the environmental liability arising from the LESCO sale. Under these agreements, a lump-sum settlement payment was required on September 30, 2025 to the purchaser of the LESCO manufacturing assets in exchange for a release of all related claims against both the Company and Deere, as well as the termination of certain indemnification obligations under the original LESCO sale agreement. The Company’s share of the settlement payment is $0.5 million.

For the three and nine months ended September 28, 2025, the Company recognized approximately $1.9 million in Other income, reflecting the release of its previously recorded environmental liability, net of the related indemnification asset. As of September 28, 2025, the Company had a remaining liability of $0.5 million included in Accrued liabilities for the Company’s share of the settlement payment as noted above. The related indemnification asset has been derecognized. As of December 29, 2024, the Company had recorded an undiscounted environmental liability of $3.9 million in Other long-term liabilities, representing the estimated future remediation costs, and an indemnification asset in Other assets of $1.5 million.

Letters of Credit

As of September 28, 2025 and December 29, 2024, outstanding letters of credit were $22.2 million and $18.8 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Note 12.     Earnings (Loss) Per Share

The Company computes basic EPS by dividing Net income (loss) attributable to SiteOne by the weighted average number of common shares outstanding for the period. The Company includes vested RSUs, DSUs, and PSUs that have not been settled in common shares in the basic weighted average number of common shares calculation. The Company’s computation of diluted EPS reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock, which include in-the-money outstanding stock options and RSUs. PSUs are excluded from the calculation of potential dilutive common shares until the performance conditions have been achieved on the basis of the assumption that the end of the reporting period was the end of the contingency period, if such issuable shares are dilutive. Using the treasury stock method, the effect of dilutive securities includes the additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of RSUs and stock options are used to repurchase common shares at the average market price during the period, thus reducing the dilutive effect. RSUs and stock options with assumed proceeds per unit above the Company’s average share price for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Shares used in the computation of basic earnings per share	44,802,833	45,229,528	44,901,813	45,253,447
Effect of dilutive securities:
Stock options	171,602	305,791	233,439	349,696
RSUs and PSUs	44,501	23,309	24,708	32,712
DSUs	16,306	13,450	14,694	11,815
Shares used in the computation of diluted earnings per share	45,035,242	45,572,078	45,174,654	45,647,670
The diluted earnings per common share calculation for the three months ended September 28, 2025 and September 29, 2024 excluded the effect of 168,405 and 183,776 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the nine months ended September 28, 2025 and September 29, 2024 excluded the anti-dilutive effect of 173,761 and 190,469 potential shares of common stock, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	Three Months Ended		Nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$1,258.2	$1,208.8	$3,659.2	$3,527.5

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	748.4	735.2	2,185.0	2,139.6
Freight, handling, and distribution expenses	51.0	42.0	136.1	114.4
Other Cost of goods sold(a)(b)	21.6	20.6	59.7	51.0

Selling, general and administrative expenses:
Compensation expenses	208.1	194.2	616.0	579.6
Facility expenses	61.0	59.6	182.1	173.6
Depreciation and amortization expenses	33.8	34.1	101.1	97.9
Delivery expenses	18.9	18.7	55.5	56.9
Other Selling, general and administrative expenses(c)	35.6	42.5	95.0	112.6

Other income	(5.4)	(8.0)	(14.4)	(15.3)
Interest and other non-operating expenses, net	9.1	9.5	26.8	25.2
Income tax expense	15.5	15.8	51.1	46.1
Net income	$60.6	$44.6	$165.2	$145.9
_____________
(a)    Includes depreciation and amortization expenses of $1.6 million and $5.0 million for the three and nine months ended September 28, 2025, and $1.7 million and $5.4 million for the three and nine months ended September 29, 2024, respectively.
(b)    Primarily includes inventory production, obsolescence, and customer program costs.
(c)    Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by the capitalization of overhead expenses.

Note 14.     Subsequent Events
Acquisitions
On October 1, 2025, the Company acquired the assets and assumed the liabilities of Red’s Home and Garden, LP and Red’s Home and Garden GP, Inc. (collectively “Red’s Home and Garden”). With one location in Wilkesboro, North Carolina, Red’s Home and Garden is a wholesale distributor of nursery and hardscapes products to landscape professionals.
On October 10, 2025, the Company entered into a definitive agreement to acquire the assets and assume the liabilities of French Broad Stone Yards LLC, a provider of hardscapes products with two locations in Arden and Brevard, North Carolina. The acquisition is expected to be completed in the fourth quarter of 2025.
Share Repurchase Program
In October 2025, the Company repurchased 161,486 shares for approximately $20.0 million at an average price of $123.83 under a 10b5-1 plan that authorized the purchase of the Company’s common stock.
The following table summarizes the activity under the share repurchase program for the 2025 Fiscal Year through October 29, 2025.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	656,095	$118.46	$234.3

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
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of September 28, 2025, we had over 680 branch locations in 45 U.S. states and six Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 170,000 SKUs, including irrigation supplies, fertilizer and control products (e.g., herbicides), hardscapes (including pavers, natural stone, and blocks), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
The three and nine months ended September 28, 2025 continued to present challenges driven by ongoing economic uncertainty, elevated interest rates, weakened consumer confidence, low existing home sales, inflation concerns, and persistent grass seed and PVC pipe price deflation. While we saw solid growth in the maintenance end market and our commercial initiatives drove market share gains during the period, this environment has continued to negatively affect consumer confidence and diminish discretionary spending, resulting in softer demand in the new residential construction and repair and upgrade end markets. Accordingly, we anticipate continued pressure on Net sales growth and Net income for the foreseeable future. Net sales grew 4% for the three and nine months ended September 28, 2025, respectively, primarily driven by our sales initiatives and improved pricing in the third quarter as well as contributions from our acquisitions during the nine months ended September 28, 2025. Organic Daily Sales increased 3% and 1% for the three and nine months ended September 28, 2025, respectively, as solid growth in the maintenance end market, sales initiatives, and improved pricing were partially offset by softer demand in the new residential construction and repair and upgrade end markets. Overall, we estimate pricing increased Organic Daily Sales by approximately 1% for the three months ended September 28, 2025 and had a negligible impact on Organic Daily Sales for the nine months ended September 28, 2025. The negative pricing trend that began in the second half of the 2023 Fiscal Year has moderated and is expected to improve through the remainder of 2025, with the impact of pricing projected to be up approximately 1% to 2% for the fourth quarter of 2025. Gross margin increased 70 basis points in the third quarter and increased 20 basis points for the nine-month period ended September 28, 2025, primarily due to improved price realization, benefits from our commercial initiatives, and a positive contribution from acquisitions with higher gross margins. Selling, general and administrative expenses (“SG&A”) increased 2% and 3% for the three and nine months ended September 28, 2025, respectively, primarily reflecting the impact of acquisitions. SG&A as a percentage of Net sales decreased 50 basis points to 28.4% for the three months ended September 28, 2025 compared to 28.9% for the same quarter of 2024, and decreased 20 basis points to 28.7% for the nine months ended September 28, 2025 compared to 28.9% for the same period of last year. The improvement in SG&A as a percentage of Net sales for the three and nine months ended September 28, 2025 is primarily due to our actions to increase productivity and better align operating costs with the current market demand. Net income attributable to SiteOne increased to $59.1 million and $160.8 million for the three and nine months ended September 28, 2025, respectively, compared to $44.4 million and $145.3 million for the same periods of 2024, respectively, primarily due to higher Net sales, improved gross margin, and SG&A leverage. Net cash provided by operating activities decreased to $135.7 million for the nine months ended September 28, 2025, compared to $164.0 million for the same period of last year, primarily driven by earlier purchases of inventory ahead of tariffs.

Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue. Increases in home values, lack of affordable new homes, rising insurance costs, and elevated mortgage interest rates for prolonged periods have resulted in existing homeowners remaining in place for longer periods. In the first nine months of 2025, constraint on affordability continued with increasingly weaker new and existing home demand as a result of the current macroeconomic environment. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, and continued interest in outdoor living. We remain confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders with exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. With a large acquisition pipeline and a flexible business model, we remain committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. Our balanced end market mix, broad product portfolio, geographic coverage, and commercial and operational initiatives provide us with multiple opportunities to achieve growth and position us to be resilient in softer markets.
As we continue to navigate through the current uncertainties presented by volatile market and economic conditions, we believe that we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, experienced teams, and focused business strategy. We continue to execute our disciplined cost control and gross margin management. Our balance sheet and liquidity position provide us the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases during the evolving market conditions. We continue to closely monitor the impact on our business and the related risks of softer end markets, interest rates, trade policy uncertainty, inflation, geopolitical conflicts, and consumer sentiment. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the 2024 Fiscal Year for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.

Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal years ending December 28, 2025 (the “2025 Fiscal Year”) and December 29, 2024 (the “2024 Fiscal Year”) both include 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended September 28, 2025 and September 29, 2024 both included 13 weeks. The nine months ended September 28, 2025 and September 29, 2024 both included 39 weeks.
We manage our business as a single reportable segment. Within our organizational framework, the same operational resources support multiple geographic regions, and performance is evaluated at a consolidated level. Each of our regions has similar operations and economic characteristics such as the nature of products and services, the types of customers to whom we sell, and the distribution methods utilized. In addition, our product categories have similar supply chain processes and classes of customers.
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
Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents consolidated Net income (loss) plus the sum of income tax expense (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest. Refer to “Results of Operations – Quarterly Results of Operations Data” for more information regarding how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics, as well as for a reconciliation of Adjusted EBITDA to Net income (loss).
Key Factors Affecting Our Operating Results
In addition to the metrics described above, a number of other important factors may affect our results of operations in any given period.
Weather Conditions and Seasonality
In a typical year, our operating results are impacted by seasonality. Our Net sales and Net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales have been significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities during these quarters, and historically, we have incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow and ice storms, wet weather, and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt, but also may delay construction projects where our products are used.

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
Acquisitions
In addition to organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of September 28, 2025, we completed the following acquisitions since the start of the 2024 Fiscal Year:
•In September 2025, we acquired the assets and assumed the liabilities of Autumn Ridge Stone and Landscape Supply, Inc. (“Autumn Ridge”). With one location in Holland, Michigan, Autumn Ridge is a wholesale distributor of hardscapes products and landscape supplies to landscape professionals.
•In July 2025, we acquired the assets and assumed the liabilities of Nashville Nursery and Landscape Supply, Inc. (“Nashville Nursery”). With one location in Nashville, Tennessee, Nashville Nursery is a wholesale distributor of nursery products to landscape professionals.
•In July 2025, we acquired the assets and assumed the liabilities of Grove Nursery Center, Inc. and Nature’s Grove, LLC (collectively, “Grove Nursery”). With one location in northwest Minneapolis, Minnesota, Grove Nursery is a wholesale distributor of nursery products to landscape professionals.
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
•In December 2024, we acquired the assets and assumed the liabilities of Custom Stone. With six locations across Texas, Custom Stone is a wholesale distributor of hardscapes products to landscape professionals.
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
•In April 2024, we entered into a Securities Purchase and Redemption Agreement, pursuant to which we acquired a 75% ownership interest in Devil Mountain. We also entered into an amended operating agreement, the Second Amended and Restated Operating Agreement, in connection with the acquisition of our controlling interest that contains put and call options whereby the remaining 25% ownership interest in Devil Mountain may be sold to us through the exercise of the holders’ put option or purchased by us through the exercise of our call option. With eight wholesale nursery distribution branches and six growing facilities across California, Devil Mountain is a wholesale distributor of landscape trees and plants to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended September 28, 2025 and September 29, 2024 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	September 28, 2025		September 29, 2024		September 28, 2025		September 29, 2024
Net sales	$1,258.2	100.0%	$1,208.8	100.0%	$3,659.2	100.0%	$3,527.5	100.0%
Cost of goods sold	821.0	65.3%	797.8	66.0%	2,380.8	65.1%	2,305.0	65.3%
Gross profit	437.2	34.7%	411.0	34.0%	1,278.4	34.9%	1,222.5	34.7%
Selling, general and administrative expenses	357.4	28.4%	349.1	28.9%	1,049.7	28.7%	1,020.6	28.9%
Other income	5.4	0.4%	8.0	0.7%	14.4	0.4%	15.3	0.4%
Operating income	85.2	6.8%	69.9	5.8%	243.1	6.6%	217.2	6.2%
Interest and other non-operating expenses, net	9.1	0.7%	9.5	0.8%	26.8	0.7%	25.2	0.7%
Income tax expense	15.5	1.2%	15.8	1.3%	51.1	1.4%	46.1	1.3%
Net income	60.6	4.8%	44.6	3.7%	165.2	4.5%	145.9	4.1%
Less:
Net income attributable to non-controlling interest	0.4	—%	0.2	—%	1.4	—%	0.6	—%
Adjustment of non-controlling interest to redemption value	1.1	0.1%	—	—%	3.0	0.1%	—	—%
Net income attributable to SiteOne	$59.1	4.7%	$44.4	3.7%	$160.8	4.4%	$145.3	4.1%
Net sales
Net sales for the three months ended September 28, 2025 increased 4% to $1,258.2 million compared to $1,208.8 million for the three months ended September 29, 2024, and increased 4% to $3,659.2 million for the nine months ended September 28, 2025 compared to $3,527.5 million for the nine months ended September 29, 2024. Organic Daily Sales increased 3% for the third quarter of 2025 and 1% for the nine months ended September 28, 2025, as solid growth in the maintenance end market, sales initiatives, and improved pricing were partially offset by softer demand in the new residential construction and repair and upgrade end markets. Based upon year-over-year price changes in our highest selling SKUs, we estimate pricing increased Organic Daily Sales by approximately 1% for the third quarter of 2025, and had a negligible impact on Organic Daily Sales during the nine months ended September 28, 2025. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 3% in the third quarter of 2025 and increased 6% for the nine months ended September 28, 2025 primarily due to solid demand in the maintenance end market. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) increased 3% in the third quarter of 2025 due to benefits from our sales initiatives, improved pricing, and favorable weather. Organic Daily Sales for landscaping products for the nine months ended September 28, 2025 was flat primarily due to softer demand in the new residential construction and repair and upgrade end markets offset by benefits from our sales initiatives. Acquisitions contributed $12.5 million, or 1%, to the Net sales growth for the third quarter of 2025 and $98.5 million, or 3%, to the Net sales growth for the nine months ended September 28, 2025.

Cost of goods sold
Cost of goods sold increased 3% to $821.0 million for the three months ended September 28, 2025 compared to $797.8 million for the three months ended September 29, 2024, and increased 3% to $2,380.8 million for the nine months ended September 28, 2025 compared to $2,305.0 million for the nine months ended September 29, 2024. The increase in Cost of goods sold, including Inventory costs, net of supplier incentives and discounts, Freight, handling, and distribution expenses, and Other Cost of goods sold was primarily attributable to increased Net sales growth.
A summary of significant expenses within Cost of goods sold is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Inventory costs, net of supplier incentives and discounts	$748.4	$735.2	$2,185.0	$2,139.6
Freight, handling, and distribution expenses	51.0	42.0	136.1	114.4
Other Cost of goods sold	21.6	20.6	59.7	51.0
Cost of goods sold	$821.0	$797.8	$2,380.8	$2,305.0
Gross profit and gross margin
Gross profit increased 6% to $437.2 million for the three months ended September 28, 2025 compared to $411.0 million for the three months ended September 29, 2024, and increased 5% to $1,278.4 million for the nine months ended September 28, 2025 compared to $1,222.5 million for the nine months ended September 29, 2024. Gross profit growth was primarily driven by higher Net sales. Gross margin increased 70 basis points to 34.7% for the third quarter of 2025 as compared to 34.0% for the third quarter of 2024 and increased 20 basis points to 34.9% for the nine months ended September 28, 2025 compared to 34.7% for the nine months ended September 29, 2024. The increase in gross margin for the three and nine months ended September 28, 2025 was primarily due to improved price realization, benefits from our commercial initiatives, and a positive contribution from acquisitions with higher gross margins.
Selling, general and administrative expenses
SG&A increased 2% to $357.4 million for the three months ended September 28, 2025 compared to $349.1 million for the three months ended September 29, 2024, and increased 3% to $1,049.7 million for the nine months ended September 28, 2025 compared to $1,020.6 million for the nine months ended September 29, 2024. SG&A as a percentage of Net sales decreased 50 basis points to 28.4% for the three months ended September 28, 2025 compared to 28.9% for the three months ended September 29, 2024, and decreased 20 basis points to 28.7% for the nine months ended September 28, 2025 compared to 28.9% for the nine months ended September 29, 2024. The increase in SG&A, including Compensation, Facility, and Depreciation and amortization expenses, was primarily due to the impact of acquisitions with higher operating costs. The improvement in SG&A as a percentage of Net sales for the three and nine months ended September 28, 2025 reflected our actions to increase productivity and better align operating costs with the current market demand.

A summary of significant segment expenses within SG&A is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Compensation expenses	$208.1	$194.2	$616.0	$579.6
Facility expenses	61.0	59.6	182.1	173.6
Depreciation and amortization expenses	33.8	34.1	101.1	97.9
Delivery expenses	18.9	18.7	55.5	56.9
Other Selling, general and administrative expenses	35.6	42.5	95.0	112.6
Selling, general and administrative expenses	$357.4	$349.1	$1,049.7	$1,020.6
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net decreased $0.4 million to $9.1 million for the three months ended September 28, 2025 compared to $9.5 million for the three months ended September 29, 2024, and increased $1.6 million to $26.8 million for the nine months ended September 28, 2025 compared to $25.2 million for the nine months ended September 29, 2024. The decrease in interest expense for the three months ended September 28, 2025 was primarily due to lower average borrowings during the third quarter of 2025 compared to the third quarter of 2024. The increase in interest expense for the nine months ended September 28, 2025 compared to the nine months ended September 29, 2024 was primarily due to higher interest rates on borrowings resulting from the maturity of the interest rate swaps on March 23, 2025.
Income tax expense
Income tax expense was $15.5 million for the three months ended September 28, 2025 compared to $15.8 million for the three months ended September 29, 2024. The effective tax rate was 20.4% for the three months ended September 28, 2025 compared to 26.2% for the three months ended September 29, 2024. The decrease in the effective tax rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensations recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $4.0 million were recognized for the three months ended September 28, 2025 compared to $0.1 million for the three months ended September 29, 2024.
Income tax expense was $51.1 million for the nine months ended September 28, 2025 compared to $46.1 million for the nine months ended September 29, 2024. The effective tax rate was 23.6% for the nine months ended September 28, 2025 compared to 24.0% for the nine months ended September 29, 2024. The decrease in the effective tax rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $3.7 million were recognized for the nine months ended September 28, 2025 compared to $2.9 million for the nine months ended September 29, 2024.
Net income attributable to non-controlling interest
Net income attributable to non-controlling interest increased $0.2 million to $0.4 million for the three months ended September 28, 2025 compared to $0.2 million for the three months ended September 29, 2024, and increased $0.8 million to $1.4 million for the nine months ended September 28, 2025 compared to $0.6 million for the nine months ended September 29, 2024. The increase in Net income attributable to non-controlling interest was the result of higher Net income for the Devil Mountain business during the three and nine months ended September 28, 2025 as compared to the same periods of 2024.

Adjustment of non-controlling interest to redemption value
Adjustment of non-controlling interest to redemption value was $1.1 million and $3.0 million for the three and nine months ended September 28, 2025, respectively, as a result of adjustments of the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of September 28, 2025. There was no Adjustment of non-controlling interest to redemption value for the three and nine months ended September 29, 2024.
Net income attributable to SiteOne
Net income attributable to SiteOne increased $14.7 million to $59.1 million for the three months ended September 28, 2025 as compared to $44.4 million for the three months ended September 29, 2024, and increased $15.5 million to $160.8 million for the nine months ended September 28, 2025 compared to $145.3 million for the nine months ended September 29, 2024. The increase in Net income attributable to SiteOne for the three and nine months ended September 28, 2025 was primarily due to higher Net sales, improved gross margin, and the achievement of SG&A leverage.

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

(In millions, except per share information and percentages)
	2025			2024				2023
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Net sales	$1,258.2	$1,461.6	$939.4	$1,013.1	$1,208.8	$1,413.9	$904.8	$965.0
Cost of goods sold	821.0	930.2	629.6	675.5	797.8	903.6	603.6	638.4
Gross profit	437.2	531.4	309.8	337.6	411.0	510.3	301.2	326.6
Selling, general and administrative expenses	357.4	349.1	343.2	364.5	349.1	343.8	327.7	332.8
Other income, net	(5.4)	(5.1)	(3.9)	(2.0)	(8.0)	(3.1)	(4.2)	(4.3)
Operating income (loss)	85.2	187.4	(29.5)	(24.9)	69.9	169.6	(22.3)	(1.9)
Interest and other non-operating expenses, net	9.1	10.3	7.4	6.7	9.5	9.0	6.7	6.5
Income tax expense (benefit)	15.5	45.0	(9.4)	(10.1)	15.8	40.0	(9.7)	(5.0)
Net income (loss)	60.6	132.1	(27.5)	(21.5)	44.6	120.6	(19.3)	(3.4)
Less:
Net income (loss) attributable to non-controlling interest	0.4	1.2	(0.2)	0.2	0.2	0.4	—	—
Adjustment of non-controlling interest to redemption value	1.1	1.9	—	—	—	—	—	—
Net income (loss) attributable to SiteOne	$59.1	$129.0	$(27.3)	$(21.7)	$44.4	$120.2	$(19.3)	$(3.4)
Net income (loss) per common share:
Basic	$1.32	$2.88	$(0.61)	$(0.48)	$0.98	$2.66	$(0.43)	$(0.08)
Diluted	$1.31	$2.86	$(0.61)	$(0.48)	$0.97	$2.63	$(0.43)	$(0.08)
Adjusted EBITDA(a)	$127.5	$226.7	$22.4	$31.8	$114.8	$210.5	$21.1	$39.9

Net sales as a percentage of annual Net sales				22.3%	26.6%	31.2%	19.9%	22.4%
Gross profit as a percentage of annual Gross profit				21.7%	26.3%	32.7%	19.3%	21.9%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				8.4%	30.3%	55.7%	5.6%	9.7%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2025			2024				2023
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Reported Net income (loss)	$60.6	$132.1	$(27.5)	$(21.5)	$44.6	$120.6	$(19.3)	$(3.4)
Income tax expense (benefit)	15.5	45.0	(9.4)	(10.1)	15.8	40.0	(9.7)	(5.0)
Interest expense, net	9.1	10.3	7.4	6.7	9.5	9.0	6.7	6.5
Depreciation and amortization	35.4	35.3	35.4	35.6	35.9	34.6	32.9	34.6
EBITDA	120.6	222.7	5.9	10.7	105.8	204.2	10.6	32.7
Stock-based compensation(a)	5.6	2.3	13.6	5.5	5.2	3.8	10.5	5.0
(Gain) loss on sale of assets(b)	0.1	(0.5)	(0.2)	1.5	0.3	(0.3)	(1.0)	(0.1)
Financing fees(c)	—	—	—	—	0.5	—	—	—
Acquisitions and other adjustments(d)	1.2	2.2	3.1	14.1	3.0	2.8	1.0	2.3
Adjusted EBITDA(e)	$127.5	$226.7	$22.4	$31.8	$114.8	$210.5	$21.1	$39.9
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest of $1.0 million, $1.8 million, and $0.3 million for the third, second, and first quarter of 2025, respectively, and $0.8 million, $0.8 million, and $0.9 million for the fourth, third, and second quarter of 2024, respectively.

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2025			2024
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Reported Net sales	$1,258.2	$1,461.6	$939.4	$1,208.8	$1,413.9	$904.8
Organic Sales(a)	1,203.8	1,394.0	894.3	1,166.9	1,387.2	904.8
Acquisition contribution(b)	54.4	67.6	45.1	41.9	26.7	—
Selling Days	63	64	64	63	64	64
Organic Daily Sales	$19.1	$21.8	$14.0	$18.5	$21.7	$14.1
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. In October 2025, we repurchased 161,486 shares for approximately $20.0 million at an average price of $123.83 under a 10b5-1 plan that authorized the purchase of our common stock. For the 2025 Fiscal Year through October 29, 2025, we repurchased 656,095 shares of our common stock for approximately $77.7 million at an average price per share of $118.46. As of October 29, 2025, the dollar value of shares that may yet be purchased under the share repurchase authorization was $234.3 million.
Our borrowing base capacity under the ABL Facility was $577.8 million as of September 28, 2025, after giving effect to outstanding letters of credit of $22.2 million. Our borrowing base capacity under the ABL Facility was $581.2 million as of December 29, 2024, after giving effect to outstanding letters of credit of $18.8 million. As of September 28, 2025, we had total cash and cash equivalents of $106.9 million, total gross long-term debt of $392.8 million, and total finance lease obligations (excluding interest) of $141.0 million.
Working capital was $1,059.0 million as of September 28, 2025, an increase of $150.2 million compared to $908.8 million as of December 29, 2024. The change in working capital was primarily attributable to the seasonality of our business and the early purchases of inventory ahead of tariffs.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of September 28, 2025 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$392.8	$3.9	$388.9
Interest on long-term debt	$109.0	$25.4	$83.6
Our gross long-term debt balance was $392.8 million as of September 28, 2025, which is comparable to our gross long-term debt balance of $393.3 million as of December 29, 2024. We had current maturities on our long-term debt of $3.9 million, which related to the term loan facility. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of September 28, 2025 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of September 28, 2025. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into interest rate swap contracts and amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt decreased $22.2 million since December 29, 2024 to $109.0 million, primarily due to a decrease in the interest rate on the term loan facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Nine Months Ended
Net cash provided by (used in):	September 28, 2025	September 29, 2024
Operating activities	$135.7	$164.0
Investing activities	$(53.4)	$(140.3)
Financing activities	$(83.2)	$(20.5)
Cash flow provided by operating activities
Net cash provided by operating activities was $135.7 million for the nine months ended September 28, 2025 compared to $164.0 million for the nine months ended September 29, 2024. The decrease was primarily driven by a higher investment in inventory reflecting earlier purchases ahead of tariff impacts during the first nine months of 2025 compared to the same period of 2024.
Cash flow used in investing activities
Net cash used in investing activities was $53.4 million for the nine months ended September 28, 2025 compared to $140.3 million for the nine months ended September 29, 2024. The decrease reflects lower acquisition investments in the first nine months of 2025 compared to the same period of 2024. Capital expenditures were $39.2 million during the first nine months of 2025 compared to $31.0 million for the same period of 2024 due to increased investments in branch locations.
Cash flow used in financing activities
Net cash used in financing activities was $83.2 million for the nine months ended September 28, 2025 compared to $20.5 million for the nine months ended September 29, 2024. The increase primarily reflected lower net borrowings to fund our acquisition investments and an increase in share repurchases during the first nine months of 2025 compared to the same period of 2024.
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
On July 12, 2023, Landscape Holding, as representative for the Borrowers, entered into the Increase Supplement to the Second Amended and Restated Credit Agreement to provide for an additional $120.0 million of New Term Loans.
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
Amendments of Term Loans
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 5.92535% and 6.27397% as of September 28, 2025 and December 29, 2024, respectively.
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
There was no outstanding balance under the ABL Facility as of September 28, 2025 and December 29, 2024. The commitment fees on unfunded amounts were 0.25% as of September 28, 2025 and December 29, 2024.
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
Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 6.18021% and 6.65265% as of September 28, 2025 and December 29, 2024, respectively.
Limitations on Distributions and Dividends by Subsidiaries
The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements, financial condition, and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.
The agreements governing the Second Amended and Restated Credit Agreement and the ABL Facility restrict the ability of our subsidiaries to pay dividends, make loans, or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Second Amended and Restated Credit Agreement and the ABL Facility as well as other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans to us.
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
During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. As a result, we reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments. As of September 28, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to interest rate risk with regard to existing and future issuances of debt. We have, in the past, utilized interest rate swap contracts to convert variable interest rates to fixed interest rates on borrowings under our term loans to reduce volatility in our borrowing expenses. Upon maturity on March 23, 2025, each of our existing interest rate swap contracts were terminated, and therefore, all of the borrowings outstanding under our term loans are subject to variable interest rates. For additional information, refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements and “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation "—Liquidity and Capital Resources".

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

Item 1A. Risk Factors

There have been no changes to the significant factors known to us that could materially adversely affect our business, financial condition, or operating results as disclosed in our Annual Report on Form 10-K for the 2024 Fiscal Year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. There was no share repurchase activity during the three months ended September 28, 2025 and approximately $254.3 million remained available as of September 28, 2025 for future repurchases of the Company’s common stock. For additional information, refer to “Note 1. Nature of Business and Significant Accounting Polices” in the notes to the consolidated financial statements.
Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 28, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	October 29, 2025	By:	/s/ John T. Guthrie
John T. Guthrie
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)