Form 10-K
period 2025-12-28
SiteOne Landscape Supply, Inc.
filed 2026-02-19
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 29, 2025, there were 44,494,187 shares of common stock of SiteOne Landscape Supply, Inc. outstanding, and the aggregate market value of the voting and non-voting common equity of SiteOne Landscape Supply, Inc. held by non-affiliates (assuming only for purposes of this computation that directors and officers may be affiliates) was approximately $5,285,762,414 based on the closing price of SiteOne Landscape Supply, Inc.’s common stock on The New York Stock Exchange (“NYSE”) on June 27, 2025 (the last trading day of our most recently completed fiscal second quarter).
As of February 13, 2026, the number of shares of the registrant’s common stock outstanding were 44,459,316, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 28, 2025.

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
•general business, economic, and financial market conditions, the level of new home sales and construction activity, geopolitical conflicts, trade disputes, inflationary pressures, capital markets volatility, and declines in consumer confidence;
•severe weather and climate conditions;
•seasonality of our business and its impact on demand for our products;
•volatility in the prices for the products we purchase and the costs required to operate our business;
•laws and regulations governing our operations;
•hazardous materials and related materials;
•laws and government regulations applicable to our business that could negatively impact demand for our products;
•competitive industry pressures;
•supply chain disruptions (including as a result of U.S. tariff policies), product or labor shortages, and the loss of key suppliers;
•inventory management risks;
•ability to implement our business strategies and achieve our growth objectives;
•acquisition and integration risks, including increased competition for acquisitions;
•risks associated with our large labor force and our customers’ labor force, as well as labor market disruptions;
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

PART I

    As used in this Annual Report on Form 10-K for the fiscal year ended December 28, 2025, references to: “we,” “us,” “our,” “SiteOne,” or the “Company” refer to SiteOne Landscape Supply, Inc. and its consolidated subsidiaries. The term “Holdings” refers to SiteOne Landscape Supply, Inc. individually without its subsidiaries. References to the “2025 Fiscal Year,” the “2024 Fiscal Year,” and the “2023 Fiscal Year” refer to the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

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
Company Overview
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of December 28, 2025, we had over 670 branch locations in 45 U.S. states and five Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 180,000 stock keeping units (“SKUs”) including hardscapes (such as pavers, natural stone, and blocks), irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses. Our consultative services include assistance with irrigation project take-offs, commercial project planning, generation of sales leads, business operations, and product support services, as well as a series of technical and business management seminars that we call SiteOne University.
    Our typical customer is a private landscape contractor that operates in a single market. We interact regularly with our customers because of the recurring nature of landscape services and because most contractors buy products on an as-needed basis. We believe our high-touch customer service model strengthens relationships, builds loyalty, and drives repeat business. In addition, our broad product portfolio, convenient branch locations, and nationwide fleet of over 2,600 delivery vehicles position us well to meet the needs of our customers and ensure timely delivery of products. We source our products from approximately 6,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer and chemical companies, and a variety of suppliers who specialize in nursery goods, outdoor lighting, hardscapes, and other landscape products.
    We have a balanced mix of sales across product categories, construction sectors, and end markets. Approximately 60% of our 2025 Fiscal Year Net sales were derived from the residential construction sector, 32% from the commercial construction (including institutional) sector, and 8% from the recreational and other construction sector. By end market, we derived approximately 36% of our 2025 Fiscal Year Net sales from the sale of products relating to maintenance of existing residential, commercial, and recreational properties. The recurring nature of landscape maintenance demand helps to provide stability in our financial performance across economic cycles. The sale of products relating to new construction of homes, commercial buildings and facilities, and recreational spaces accounted for approximately 34% of our 2025 Fiscal Year Net sales. Approximately 30% of our 2025 Fiscal Year Net sales were derived from sales of products for the repair and upgrade of existing landscapes. These sales benefit from increases in existing home sales and rising consumer spending.

Net Sales for the 2025 Fiscal Year
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
Our Industry
    Based on management’s estimates, we believe that our addressable market in North America for the wholesale distribution of landscape supplies represented approximately $25 billion in revenue in the 2025 Fiscal Year. Growth in our industry is driven by a broad array of factors, including consumer spending, housing starts, existing home sales, home prices, mortgage interest rates, commercial, recreational, and residential construction, repair and remodeling spending, and demographic trends. Within the wholesale landscape supply industry, products sold for residential applications represent the largest construction sector, followed by the commercial, and recreational and other sectors. Based on management estimates, we believe that nursery products represent the largest product category in the industry, with sales accounting for more than one-third of industry sales, followed by landscape accessories with approximately one-fifth of industry sales, and each of hardscapes, irrigation supplies and outdoor lighting, control products, and fertilizer and other products accounting for approximately one-tenth of industry sales.
    The wholesale landscape supply industry is highly fragmented, consisting primarily of regional private businesses that typically have a small geographic footprint, a limited product offering, and limited supplier relationships. Wholesale landscape supply distributors primarily sell to landscape service firms, ranging from sole proprietorships to national enterprises. Landscape service firms include general landscape contractors and specialty landscape firms, who provide services such as lawn care, tree and foliage maintenance, and landscape design and installation services. Over the past decade, professional landscape contractors have increasingly offered additional products and services to meet their customers’ needs. These firms historically needed to make numerous trips to branches in various locations to source their products. Consequently, landscape professionals have come to value distribution partners who offer a larger variety of product categories and services, particularly given the recurring nature of landscape maintenance services.

Our Strategies
    Key elements of our strategy are as follows:
Build Upon Strong Customer and Supplier Relationships to Grow Organically
    Our national footprint and broad supplier relationships, combined with our regular interaction with a large and diverse customer base, make us an important link in the supply chain for landscape products. Our suppliers benefit from access to our more than 440,000 customers, a single point of contact for improved production planning and efficiency, and our ability to bring new product launches quickly to market on a national scale. We intend to keep increasing our size and scale in customer, geographic, and product reach, which we believe will continue to benefit our supplier base. We will continue to work with new and existing suppliers to maintain the most comprehensive product offerings for our customers at competitive prices and enhance our role as a critical player in the supply chain.
Grow at the Local Level
    The vast majority of our customers operate at a local level. We believe we can grow market share in our existing markets with limited capital investment by systematically executing local strategies to expand our customer base, increase the amount of our customers’ total spending with us, optimize our network of locations, coordinate multi-site deliveries, partner with strategic local suppliers, introduce new products and services, increase our share of underrepresented products in particular markets, and improve sales force performance. We currently only offer our full product line in approximately 30% of the metropolitan statistical areas (“MSAs”) in the U.S. where we have a branch, and therefore believe we have the capacity to offer significantly more product lines and services in our geographic markets.
Pursue Value-Enhancing Strategic Acquisitions
    Through acquisitions, we have added new markets in the U.S. and Canada, new product lines, talented associates, and operational best practices. In addition, we increased our sales by introducing products from our existing portfolio to customers of newly acquired companies. We intend to continue pursuing strategic acquisitions to better serve our customers, grow our market share, and enhance our local market leadership positions by taking advantage of our scale, operational experience, and acquisition know-how. We currently have branches in approximately 50% of the 387 U.S. MSAs and are focused on identifying attractive new geographic markets for expansion through acquisitions. We will continue to apply a selective and disciplined acquisition strategy to maximize synergies obtained from enhanced sales and lower procurement and administrative costs.
Execute on Identified Operational Initiatives
    We continue to undertake operational initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. Additionally, we have continued to advance our digital initiative, to include the enhancement of our website and business-to-business (“B2B”) e-Commerce platform. The enhancements have increased connectivity with our customers and have resulted in better customer service as well as contributed to improvement in our profitability. We remain focused on delivering additional enhancements to our digital offering and believe we will continue to benefit from these and other operational initiatives.
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

Our Products and Services
    Our comprehensive portfolio of landscape products consists of approximately 180,000 SKUs from approximately 6,000 suppliers. Our product portfolio includes hardscapes, irrigation supplies, fertilizer and control products, landscape accessories, nursery goods, and outdoor lighting products. Our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. In addition to other capabilities, our ability to offer the significant yard space and special equipment required for hardscapes and nursery goods for example, provide us with a competitive advantage over many competitors who offer a more limited selection of product categories.
    Refer to “Note 2. Revenue from Contracts with Customers” to our audited financial statements for information regarding our Net sales of landscaping products (hardscapes, irrigation supplies, landscape accessories, nursery goods, and outdoor lighting) and agronomic and other products (fertilizer, control products, ice melt, equipment, and other products).
Hardscapes
    Our hardscapes products include pavers, natural stone, blocks, and other durable materials. The “outdoor living” trend has been a driver of demand for these products.
Irrigation Supplies
    Our irrigation supplies products include among other things, sprinkler heads, irrigation pipe and tubing, controllers, valves, fittings, and micro-irrigation or drip products. The market for irrigation supplies has historically provided stable growth and is driven primarily by new home and commercial construction as well as maintenance of existing irrigation systems.
Fertilizer and Other
    Our fertilizer and other products include fertilizer, grass seed, combination products (pesticides on a fertilizer carrier), and ice melt products. Fertilizer products are sold to the maintenance end market and accordingly are relatively stable through economic cycles.
Landscape Accessories
    Our landscape accessories products include mulches, soil amendments, drainage pipe, tools, and sod. Landscape accessories are typically sold in combination with other landscape supply products. As a result, sales of these accessories are often tied to sales of fertilizers and control products, as well as sales of hardscapes and nursery goods.
Nursery Goods
    Our nursery goods products include deciduous and evergreen shrubs, ornamental, shade, and evergreen trees, both field-grown and container-grown nursery stock, roses, perennials, annuals, bulbs, and thousands of plant species and cultivars that are available in a number of container sizes, heights, forms, and bloom colors.
Control Products
    Our control products are specialty products that include herbicides, fungicides, rodenticides, and other pesticides. Similar to fertilizer products, control products sales are strongly tied to the maintenance end market and accordingly are relatively stable through economic cycles.
Outdoor Lighting
    Our outdoor lighting products include lighting fixtures (path, area, accent, up, down, well, hardscape, deck, underwater, bistro, and holiday), LED lamps, wire, transformers, and accessories. Similar to hardscapes products, interest in “outdoor living” is an important driver of sales of outdoor lighting products.

Proprietary Branded Products
    In addition to distributing branded products of third parties, we offer products under our proprietary brands. Sales of our proprietary branded products accounted for approximately 15% of our 2025 Fiscal Year Net sales, the large majority of which is attributable to LESCO®.
LESCO®
    LESCO® is a premium brand that maintains strong brand awareness with golf and professional landscape contractors. Under the LESCO® brand, we offer formulations of fertilizer (liquid and granular), combination products (pesticides on a fertilizer carrier), control products (liquid and granular pesticides), specialty chemicals, turf seed, application equipment (engine powered and walk behind or other non-engine powered), paint, and maintenance products like engine oil, ice melt, and soil tests. LESCO® products are sold through our branches and retail outlets.
Pro-Trade®
    We offer full lines of professional-grade landscape lighting and synthetic turf along with irrigation and landscape supplies, under our Pro-Trade® brand. The Pro-Trade® line of products is sold exclusively through our branches and website. During the 2025 Fiscal Year, we added weed barrier fabrics and accessories, holiday lighting, and expanded our product offerings in irrigation, tools, and other landscape accessories. We plan to continue adding to our Pro-Trade® line of products in the 2026 Fiscal Year.
Solstice®
    We launched a line of premium imported natural stone under our Solstice® brand in 2024. The Solstice® line is sold exclusively through our branches and website, and includes three collections of products designed for hardscape, pool deck, and vertical masonry projects. The mix of products includes coping, caps, steps, treads, pavers, and stone veneer in a variety of materials that range from high grade versions already present in the market to materials exclusive to SiteOne in our target markets. We plan to continue expanding our Solstice® line of products in the 2026 Fiscal Year.
SiteOne Green Tech®
    We offer pre-packaged landscape and irrigation management solutions that are designed to help customers manage and conserve water under the SiteOne Green Tech® brand. The core SiteOne Green Tech® product lines include central irrigation control systems, solar assemblies, fertilizer injection systems, irrigation pumps, and hand-held remote control equipment.
Portfolio®
    We offer a line of premium plant varieties under our Portfolio® brand. The Portfolio® line of products is sold exclusively through our branches and website, and currently includes products specialized for the market, exclusive to the brand, or are improvements to the current plant standards in the industry. There are currently over 250 unique items in the line, in various sizes, including shrubs, trees, perennials, annuals, and bulbs. We plan to continue expanding our Portfolio® line of products in the 2026 Fiscal Year.
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
Partners Program
    We offer a loyalty rewards program, our Partners Program, which had approximately 62,000 enrolled customers as of December 28, 2025 and provides business and personal rewards, access to business services at preferred rates, and technical training and support. Reward points may be utilized, for example, for on-account credits, trips and special events, gift cards to major retailers, and SiteOne University courses and educational events. Access is also provided to preferred rate business services and includes, for example, payroll and select human resource services, cell phone services, office supplies, and fuel rebates. For the 2025 Fiscal Year, Partners Program participants accounted for approximately 62% of our Net sales.
Operational Structure
    Our operational philosophy is to create local area teams and branch networks specifically designed to best meet our customers’ needs at the local market level, while supporting these teams with the resources of a large company delivered through regional and divisional management, including company-wide support functions.
    At the local market level, we organize our over 670 branches and approximately 630 outside sales representatives into 39 designated “areas” that each typically serve a defined geography, a large MSA, or a combination of MSAs in close proximity. Area Managers are responsible for the organization and talent planning, branch operations, sales and product delivery strategy, and financial performance of their respective areas. Area Managers are assisted by Area Business Managers and Area Sales Managers who are responsible for executing the local market and operating strategies as well as key initiatives to grow sales and profitability.
    We support our area teams with regional and divisional management as well as company-wide support functions by providing: management of business performance, development and execution of local strategies, sharing of best practices, execution and integration of acquisitions, finance and accounting expertise (including financial planning and analysis, credit/collections, payables, and other shared services), category management and procurement, supply chain (including planners and buyers), pricing strategies, marketing, and information technology. Branches that have been integrated into our systems utilize a single technology platform, allowing us to leverage our full operational scale for procurement, inventory management, delivery, financial support, data analytics, and performance reporting.
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
Branches
    Our branch network is the core of our operations and creates a valuable connection between our suppliers and our customers. Of our approximately 6,000 suppliers, few are set up to serve the shipping needs of our customers as their supply chains are typically focused on bulk quantity shipments. In contrast, many of our customers often require comparatively small quantities of products from numerous suppliers to complete a typical project, making it difficult to source directly from those suppliers. Our branch network provides significant value to our suppliers by maintaining local availability of core and complementary products in quantities our customers need.

    The majority of our branches carry multiple product categories, but do not carry all. Branches that carry our full product lines combine our regular branch facilities with large 5-to-30 acre yards suitable for nursery goods and hardscapes products. Yards are well-equipped to manage truckload-purchased hardscapes, landscape accessories, and nursery goods, and can maintain a diverse variety of greenhouse and nursery plants. Locations offering nursery goods have water distribution systems to maintain inventories, and many of these locations have access to municipal water supplies, wells, or ponds. Branches are strategically located near residential areas with convenient highway access. In-store merchandising displays are utilized to emphasize product features and seasonal promotions. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet.
Direct Distribution
    Our direct distribution business provides point-to-point logistics for bulk quantities of landscape products between suppliers and customers, providing customers with sourcing and logistics support services for inventory management and delivery, and in many cases, these services are more economical than the producers might otherwise provide. We believe that producers view us not as competitors, but as providers of a valuable service, brokering these large orders through the use of our network. We typically do not maintain inventory for direct distribution, but rather use our existing supplier relationships, marketing expertise, and ordering and logistics infrastructure to serve this demand, requiring less working capital investment for these sales. Approximately 7% of our 2025 Fiscal Year Net sales were from direct distribution.
    Direct distribution is preferred for contractors with large projects, typically designed by professional landscape architects. Contractors work hand-in-hand with our outside sales and inside sales teams, including project planning support with material take-offs, product sourcing, and bid preparation. Using our large supplier network, our associates arrange convenient direct shipments to jobs, which are coordinated and staged according to each phase of the construction. This distribution channel primarily handles bulk hardscapes, agronomics, landscape accessories, and nursery goods products.
Customers
    Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. Our customer base consists of more than 440,000 firms and individuals, with our top 10 customers collectively accounting for less than 4% of our 2025 Fiscal Year Net sales, with no single customer accounting for more than 2% of Net sales. Small customers, with annual purchases of up to $25,000, made up 23% of our 2025 Fiscal Year Net sales. Medium customers, with annual purchases from $25,000 up to $150,000, made up 29% of our 2025 Fiscal Year Net sales. Large customers, with annual purchases over $150,000, made up 48% of our 2025 Fiscal Year Net sales. Some of our largest customers include BrightView, Weed Man, Juniper Landscaping, Aptive Environmental, Sperber, Yellowstone Landscape, Heartland, and Davey Tree. Distribution of our LESCO® proprietary branded products on a wholesale basis to retailers represented less than 1% of our 2025 Fiscal Year Net sales.
Suppliers
    We source our products from approximately 6,000 suppliers, including the major irrigation equipment manufacturers, turf and ornamental fertilizer and chemical companies, and a variety of suppliers who specialize in hardscapes, nursery goods, outdoor lighting, and other landscape products. Some of our largest suppliers include Hunter Industries, Rain Bird, Oldcastle, Cresline, Envu, Turf Care Supply, NDS, Toro, Spears Manufacturing, and Techo-Bloc. Purchases from our top 10 suppliers accounted for approximately 30% of total purchases for the 2025 Fiscal Year.

    We generally procure our products through purchase orders rather than under long-term contractual arrangements with firm commitments. We work to develop strong relationships with a select group of suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and their strategic positioning. We typically have annual supplier agreements, and while these agreements generally do not provide for specific product pricing, many include volume-based financial incentives that are earned by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. Additionally, in certain cases, we enter into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer as well as grass seed, outdoor lighting, and hardscapes products, which may require us to purchase products in the future.
Competition
    The majority of our competition comes from other wholesale landscape supply distributors. Among them, we primarily compete against a small number of regional distributors, as well as many small, local, privately-owned distributors. Some of our competitors carry several product categories, while others mainly focus on one product category such as hardscapes, irrigation supplies, fertilizer and control products, or nursery goods. We are the only national wholesale distributor to carry a full product line of landscape supplies.
    We believe our top nine largest competitors include Heritage Landscape Supply Group (a subsidiary of The Home Depot), Ewing, Target Specialty Products, Harrell’s, Horizon Distributors (a subsidiary of Pool Corporation), BWI, Outdoor Living Supply, Central Pro Supply, and W.S. Connelly.
    We believe regional and local competitors comprise approximately 81% of the landscape supply industry based on 2025 Net sales. The principal competitive factors in our business include, but are not limited to, location, availability of materials and supplies, technical product knowledge and expertise, advisory or other service capabilities, delivery capabilities, pricing of products, and availability of credit.
Human Capital Management and Sustainability
    At SiteOne, we believe our associates are our greatest asset and the safety, health, and wellness of our associates and their families is a top priority. The support we offer to our associates is an important part of our vision to be a great place to work and the employer of choice in the green industry.
    As of December 28, 2025, we employed approximately 8,200 associates, none of whom were affiliated with labor unions. We periodically administer a company-wide associate engagement survey, the most recent of which occurred in November 2025, and we believe that we have good relations with our associates. Approximately 93% of our associates are employed on a full-time, year-round basis. Our associate count included approximately 450 seasonal associates, who were temporarily employed due to the weather-dependent nature of our business. An associate is anyone employed by the Company.
Safety
    We are committed to being “Always Safe,” which means that we take personal responsibility for our own safety and for the safety of others. Our leadership team is focused on creating a culture of safety and evaluating ways to improve our operations that reduce the most common forms of on-the-job injuries. Our safety program includes:
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
    SiteOne CARES is a grant assistance program designed to help our associates cope with unexpected financial challenges arising from personal hardships. As of December 28, 2025, we reached over $350,000 in associate donations since the program inception in 2022 and have assisted 74 associates in need.
    We offer a bonus program for our hourly associates. In the 2025 Fiscal Year, approximately 3,940 associates received the bonus with payments totaling approximately $3.1 million. We continue to evaluate our compensation and benefits program to ensure we offer a competitive total rewards package.
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
    At SiteOne, we believe in the power of teamwork and in creating a great place to work for all our associates. We focus on creating an environment that is respectful and supportive of each of our associates and which places the team first. We have several Associate Resource Groups (“ARGs”), which are voluntary, associate-led groups open to all SiteOne associates. ARGs support business objectives, foster an inclusive culture, and offer an avenue of development for associates. Our ARGs include the following:
•BR1DGE – BR1DGE provides a network to support and develop our Black associates.
•INSP1RE – INSP1RE fosters an inclusive culture with a focus on our extended Asian community.
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

Sustainability
    We believe it is important to provide our stockholders with important information about our sustainability-related performance. As part of this commitment, we published our annual corporate responsibility report (“IMPACT Update”) in October 2025, which details our progress across various sustainability topics and includes disclosure of certain metrics relevant to our business and industry. We also engaged a leading consultant to review our greenhouse gas (“GHG”) emissions inventory and oversee data collection and gap analysis. We have made several investments in technology and processes that allow us to better gather data and track certain metrics related to our delivery fleet as well as utility expense management.
Service Marks, Trademarks, and Trade Names
    We hold various trademark registrations, including SiteOne®, LESCO®, Pro-Trade®, Solstice®, SiteOne Green Tech®, and Portfolio®, which we consider important to our marketing activities. Generally, trademark rights have a perpetual life, provided they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations and the other trademarks associated with our business so long as they remain valuable to our business. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.
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
    Our IMPACT Update, Corporate Governance Guidelines, Board of Directors Communication Policy, Business Code of Conduct and Ethics, Financial Code of Ethics, and the Charters of the Audit Committee, the Human Resources and Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors are also available on the “Investor Relations” page of our website. In addition, we include a Stakeholder Impact section on the “Investor Relations” page of our website. The information contained on our website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to us at 300 Colonial Center Parkway, Suite 600, Roswell, Georgia 30076, Attention: Investor Relations or by telephone at (404) 277-7000. The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov. We are required to disclose any change to, or waiver from, our Business Code of Conduct and Ethics for our executive officers and members of our Board of Directors. We use our website to disseminate this disclosure as permitted by applicable SEC rules.

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

We sell a significant portion of our products for landscaping activities associated with new residential and commercial construction sectors, which have experienced cyclical downturns in the past and may experience cyclical downturns in the future, some of which have been, or could in the future be, severe. The strength of these markets depends on, among other things, housing starts, consumer spending and commercial construction investment, which are a function of many factors beyond our control, including interest rates, employment levels, regulatory policy changes, geopolitics, availability of credit, and consumer confidence and demand. Continued weakness and/or downturns in residential and/or commercial construction markets could have a material adverse effect on our business, operating results, or financial condition.

Sales of landscape supplies to contractors serving the residential construction sector represent a significant portion of our business, and demand for our products is highly correlated with residential construction, including repairs and upgrades. Housing starts are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability and mortgage rates, foreclosure rates, demographic changes, the availability of land, local zoning and permitting processes, the availability of construction financing, and the overall health of the economy. Unfavorable changes in any of these factors could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. For example, we have experienced continued and persistent softening of the residential construction sector, including in high growth markets across the Sunbelt, as a result of home price inflation and higher mortgage rates during the past several fiscal years. These and other unfavorable economic conditions may continue to suppress residential construction activity and reduce demand for our products and, if the softening of this sector continues to persist, the resulting impact on demand for landscape supplies are uncertain.

Our Net sales also depend, in significant part, on commercial construction, which is cyclical in nature and subject to downturns, which can be severe. These downturns have historically lasted about two to three years, and generally result in market declines of approximately 20% to 40%. Current market conditions, including the impacts that, among others, inflation and higher interest rates for prolonged periods may continue to have on the timing or strength of the recovery of commercial construction activity in our markets cannot be predicted.

We also rely, in part, on repair and upgrade of existing landscapes. High unemployment levels, high mortgage delinquency and foreclosure rates, limited availability of mortgage and home improvement financing, and significantly lower housing turnover, may restrict consumer spending, particularly on discretionary items such as landscape projects, and adversely affect consumer confidence levels and result in reduced spending on repair and upgrade activities.

Our business is affected by general business, economic and financial market conditions, which could adversely affect our financial position, results of operations, and cash flows.

Our business and results of operations are significantly affected by general business, economic and financial market conditions. General business, economic and financial market conditions that could impact the level of activity in the wholesale landscape supply industry include the level of new home sales and construction activity, interest rate fluctuations, inflation and deflation, unemployment levels, geopolitics, tax rates, capital spending, bankruptcies, volatility, any government shutdown, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation, and the strength of regional and local economies in which we operate.

With respect to the residential construction sector in particular, spending on landscape projects is largely discretionary. Therefore, lower levels of consumer spending or homeowners determining to perform landscape upgrades or maintenance themselves (rather than outsource to contractors), or to focus less on outdoor projects more generally may adversely affect our business. While the rate of inflation has moderated, we have continued to experience the adverse impact of inflationary pressures and other adverse economic conditions, and we cannot predict whether these adverse economic conditions will continue, the impact that future economic developments will have on consumers, or the manner in which negative economic trends will impact consumer demand or preferences over the long-term.

Additionally, disruptions or volatility in financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers for potential defaults under the Credit Facilities. These disruptions could also cause our customers to encounter liquidity issues that may lead to a reduction in the amount of our products purchased or services used, result in an increase in the time it takes our customers to pay us or lead to a decrease in pricing for our products, any of which could adversely affect our financial position, results of operations, and cash flows.

Our operations are substantially dependent on weather and climate conditions.

We supply landscape, irrigation, and turf maintenance products, the demand for each of which is affected by weather conditions, including, without limitation, potential impacts, if any, from climate change. In particular, droughts could cause shortages in the water supply, resulting in, among other things, a decrease in plant supply and/or an increase in plant pricing. Such water shortages may also make irrigation or the maintenance of turf no longer economical. Governments may also implement limitations on water usage, such as those enacted in California, that make effective irrigation or turf maintenance unsustainable, which could negatively impact the demand for our products. Any of these conditions may negatively impact consumer demand for landscaping products in ways that we are unable to predict, which may have an adverse impact on our business.

Furthermore, natural disasters and other adverse weather conditions, such as droughts, severe storms, wildfires, hurricanes, and significant rain or snowfall, can adversely impact the demand for our products, availability of products, or timing of product delivery. For example, during the third and fourth quarters of the 2024 Fiscal Year, demand for our products was negatively impacted by Hurricanes Helene and Milton in our southeastern market. Other types of unexpected severe weather conditions, such as excessive heat or cold, may result in certain applications in the maintenance product cycle being delayed or omitted for a season or damage to or loss of nursery goods, sod, and other green products in our inventory, which could result in losses requiring write-downs. In addition, our business and operating results could be impacted to a greater degree than we previously experienced to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise.

Seasonality affects the demand for our products and services and our results of operations and cash flows.

The demand for our products and services and our results of operations are affected by the seasonal nature of our irrigation, outdoor lighting, nursery goods, landscape accessories, fertilizers, turf protection products, grass seed, turf care equipment, and golf course maintenance supplies. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Typically, our Net sales and Net income are higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales and Net income are typically significantly lower in the first and fourth quarters due to lower landscaping, irrigation, and turf maintenance activities in these quarters. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Prices for the products we purchase and the costs to operate our business are subject to significant volatility and external market variables beyond our control, and we may be unable to adjust our pricing or cost structure quickly enough to avoid the adverse effects on our financial performance.

We purchase and sell a wide variety of products whose prices and availability can fluctuate materially due to factors we do not control, particularly during periods of inflation or deflation. Changes in the cost of products and inputs, such as commodities used by our suppliers, such as grass seed and chemicals used in fertilizer, may not be fully or timely passed through to our customers. In a rising cost environment, if we are unable to pass cost increases through to our customers, we may experience reduced Gross profit, gross margin, and Net income. In a declining price environment, including the commodity price deflation experienced in our 2024 and 2025 Fiscal Years, we may be required to lower prices, which can reduce Net sales and adversely affect results even if volumes remain stable. Significant price fluctuations also have the potential to give rise to disputes with contractual counterparties, which can be complex and difficult to resolve. These dynamics can also increase our working capital requirements and, in turn, our levels of debt and financing costs.

We incur significant operating expenses for occupancy, fuel, vehicle maintenance, equipment, parts, wages and salaries, employee benefits, health care, self-insurance and other insurance premiums, and regulatory compliance, among other items. Persisting inflationary pressures and other external market variables have, and may continue to, result in supply chain constraints, elevated energy prices, labor shortages, and uncertain trade policies, contributing to higher operating costs. Additionally, most of our facilities are located in leased premises, many of which are long-term and non-cancelable, typically with three- to five-year terms and renewal options. We may be unable to renew leases on favorable terms or at all, and if we close a location, we generally remain obligated to perform under the applicable lease, including with respect to payment of base rent for the balance of the term, which could adversely affect our operations and costs.

Additionally, trade policies and related government actions, including the imposition, increase, or extension of tariffs on goods imported into the United States, can further amplify price volatility and result in supplier price increases (such as the lighting and irrigation product price increases we experienced during the 2025 Fiscal Year). There remains significant uncertainty regarding the extent, duration, and economic impact of any future tariffs or other trade measures. Price changes associated with such policies can occur rapidly, and we might not be successful in adjusting our prices to reflect increases in our costs.

We also deliver a substantial volume of products to our customers by truck, and our fuel needs expose us to petroleum price and availability risk. Petroleum prices have fluctuated significantly in recent years and are influenced by political, economic, and market factors beyond our control, including political and military events in petroleum-producing regions (such as the Middle East), U.S. energy policy, and severe weather. We have not entered into hedging arrangements that protect against fuel price increases and do not have long-term fuel purchase contracts. If we are unable to obtain the fuel we require or to fully offset higher fuel prices through increased prices or fuel surcharges, our operating profit and results of operations could be adversely affected. Shortages in petroleum product supply could further exacerbate these impacts.

Our inability to mitigate or pass through increased product and operating costs as a result of market variables outside of our control in a timely manner, or at all, could cause our Cost of goods sold and operating costs to grow more rapidly than Net sales, resulting in lower Gross profit, gross margin, and Net income. As a result, any of these factors, individually or in combination, could adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

Laws and regulations governing several aspects of our operations could increase our costs, restrict our operations or product offerings, expose us to liabilities, and adversely affect our reputation, business, financial position, results of operations, and cash flows.

We are subject to extensive federal, state, provincial, and local laws and regulations that regulate the emission or discharge of materials into the environment; govern the use, packaging, labeling, transportation, handling, treatment, storage, disposal, and management of chemicals and hazardous substances and waste; and protect the health and safety of our associates and users of our products. These requirements also include consumer protection, wage and hour, immigration and labor relations, permitting and licensing, building codes, worker safety, employee benefits, marketing and advertising, and laws governing the application and use of herbicides, pesticides, and other chemicals. Noncompliance with, or liability under, any of these laws and regulations can result in investigations, enforcement actions, and significant civil or criminal penalties, as well as third‑party claims for personal injury, property damage, or other damages. We could incur substantial costs to investigate and remediate contamination at currently or formerly owned, leased, or operated facilities, or at disposal sites we have used. Changes in, or new interpretations of, existing laws, regulations, or enforcement policies; the discovery of previously unknown contamination; or the imposition of new environmental or health‑related obligations, including those related to potential health hazards of our products, could require additional compliance measures, capital investments, or operational changes that increase costs and adversely affect our business.

In the United States, products containing herbicides and pesticides generally must be registered with the U.S. Environmental Protection Agency (“EPA”) and similar state agencies before they can be sold or distributed. The failure to obtain, maintain, or renew these registrations, or the cancellation or withdrawal of any such registration, could restrict our ability to sell affected products. The severity of any impact would depend on the products involved, the availability of substitutes, and whether competitors are similarly affected. Many of the herbicides and pesticides we supply are manufactured by third parties and are subject to ongoing EPA exposure risk assessments, which may result in limitations or non‑re‑registration of certain active ingredients. We cannot predict the outcome or timing of these evaluations or their impacts on product availability, demand, or costs. Even when we comply with applicable regulations and maintain required registrations and licenses, our products may be alleged to cause harm to the environment, people, or animals, or may be banned or restricted in certain circumstances, and we are subject to such allegations from time to time. Regulations applicable to our customers, and any failure by them to comply, could also expose us to liabilities or adversely affect demand for our products.

Legislative and regulatory activity related to climate change, chemical and nutrient use, water use, equipment efficiency standards, and other environmental matters is evolving and expanding at the federal, state, provincial, and local levels. New or more stringent requirements, including climate‑related disclosure obligations and laws addressing greenhouse gas emissions, are expected to increase our operational, compliance, and reporting burdens. Collecting, measuring, and analyzing relevant data can be costly, time‑consuming, dependent on third‑party cooperation, and subject to uncertainty, and these requirements may necessitate additional investments in systems, processes, and product design. Such developments may also increase our energy and raw material costs and heighten litigation and enforcement risk related to our disclosures. The scope, timing, and ultimate impact of these emerging requirements remain uncertain, but they could result in higher operating costs, changes in our product mix, reduced demand for certain products, and constraints on how we conduct our business.

More broadly, the cumulative effect of these legal and regulatory regimes, whether through direct compliance expenditures, constraints on product availability and use, increased monitoring and reporting obligations, or exposure to enforcement actions and third‑party claims, could adversely affect our reputation, business, financial position, results of operations, and cash flows. Failure to comply with applicable laws or regulations could also result in substantial fines or damages, litigation, loss of licenses, or other penalties that may alter how we operate our business.

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

In addition, we may face increased competition from new market entrants or companies in adjacent industries expanding into the landscape supply industry. Such competition may result in the diminution of our market share or the loss of one or more of our major customers, either of which would adversely affect our business, financial position, results of operations, and cash flows. Further, existing and future competitors, and private equity firms, increasingly compete with us for acquisitions, which can increase prices and reduce the number of suitable opportunities available to us or adversely impact our market position.

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

We also face increased competition for our talent base from our competitors. If we are unable to retain our talent or lose talent to a competitor, our ability to achieve our strategic objectives may be adversely affected. In addition, given the low barriers to entry in our industry, former associates may start landscape supply businesses similar to ours in competition with us. Increased competition from businesses started by former associates may reduce our market share and adversely affect our business, financial position, results of operations, and cash flows.

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

Our agreements with suppliers are generally terminable by either party on limited notice, and in some cases we do not have written agreements with our suppliers. If market conditions change or worsen, suppliers may stop offering us favorable terms, including volume-based incentive terms. Our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Consolidation among our suppliers could also reduce our ability to negotiate favorable commercial terms. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, results of operations, and cash flows.

We are subject to inventory management risks; insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, or the life-cycle of nursery goods, sod, and other green products. In order to successfully manage our inventories, including grass seed, chemicals used in fertilizers, and nursery goods, sod, and other green products, we must estimate demand from our customers and purchase products that substantially correspond to that demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell profitably. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. Contracts with certain suppliers require us to take on additional inventory or pay a penalty, even in circumstances where we have excess inventory. By contrast, if we underestimate demand and purchase insufficient quantities of a product and the price of that product were to rise, we could be forced to purchase that product at a higher price and forego profitability in order to meet customer demand. For example, during the 2025 Fiscal Year, we took actions to mitigate inventory management risks based on the impact of tariffs and other changes in trade policy, including, among other things, making early purchases of inventory most likely to be affected by such tariffs and other policy changes. Although we believe this strategy was successful, we cannot assure that these measures will continue to be successful or that it will offset the negative impact of the tariffs and other trade policy changes in the future, including as a result of increases to our working capital requirements, slow cash conversion and elevated carrying costs. In addition, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-customers turn to competitors’ products that are readily available. Our business, financial condition, and results of operations could suffer a material adverse effect if either or both of these situations occur frequently or in large volumes.

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

Our historical growth has been driven in part by acquisitions, and future acquisitions are an important element of our business strategy. We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition targets and may face increased competition for these acquisition targets by both existing competitors as well as new market entrants as our industry continues to consolidate. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths, and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. Further, systems integration challenges can delay synergy realization and result in margin dilution. These risks are particularly acute with larger acquisitions that operate across multiple markets.

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

In addition, we have made, and in the future may make, acquisitions through joint ventures. Joint ventures inherently involve a lesser degree of control over the business operations acquired. Our joint venture partners may have economic and business interests that are inconsistent with ours and disputes between us and our joint venture partners could subject us to delays, litigation and increased expenses related to acquired businesses.

Risks associated with our labor force and our customers’ labor force could have a significant adverse effect on our business.

We have an employee base of approximately 8,200 associates. Various federal and state labor laws govern our relationships with our associates and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. As our associates may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Associates may make claims against us under federal or state laws, which could result in significant costs. Significant additional government regulations, including the Employee Free Choice Act, the Paycheck Fairness Act, and the Arbitration Fairness Act, could materially affect our business, financial condition, and results of operations. Changes in immigration laws and policies, including federal immigration provisions contained in the One Big Beautiful Bill Act (“OBBBA”) and heightened immigration guidelines and enforcement measures, could also affect labor market conditions and workforce availability in our operating regions, potentially increasing competition for workers and related labor costs. In addition, we compete with other companies for many of our associates in hourly positions, and we invest significant resources to train and motivate our associates to maintain a high level of job satisfaction. Like many companies in our industry, our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified associates in our key positions to deliver the customer experience, particularly our transportation and supply chain associates, it could adversely impact our business, financial position, results of operations, and cash flows.

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

Further, a large portion of our customers are in the landscape services industry, which is labor intensive. Demand for our products may also be impacted by our customers’ ability to attract, train, and retain workers. Changes in immigration laws and regulations, including those contained in OBBBA, trends in labor migration, and increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.

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

In addition, companies across many industries have faced interest from stakeholders related to their sustainability practices, particularly as it relates to perceived effects of climate change. Investor advocacy groups, certain institutional investors, investment funds and other influential investors have also focused on these practices and have placed increasing importance on the implications and social cost of their investments. At the same time, an increasing number of stakeholders, lawmakers and regulators have expressed or pursued contrary views, policy, and investment expectations with respect to sustainability matters, which may expose us to additional legal, financial or reputational risks. While we believe that we currently hold a favorable view from stakeholders related to our practices, there can be no assurance that we will be able to meet the future expectations of our stakeholders, which are evolving rapidly. As a result, we may suffer from reputational damage and our business or financial condition could be adversely affected.

We depend on a limited number of key personnel. We may not be able to attract or retain key executives, which could adversely impact our business and inhibit our ability to operate and grow successfully.

We depend upon the ability and experience of a number of our executive management and other key personnel who have substantial experience with our operations and within our industry, including Doug Black, our Chairman, President, and Chief Executive Officer. The loss of the services of one or a combination of our senior executives or key employees or the inability to identify suitable successors to these key roles could have a material adverse effect on our results of operations. Our business may also be negatively impacted if one of our senior executives or key employees is hired or recruited by a competitor. Our success also depends on our ability to continue to identify, attract, manage, motivate, and retain other qualified management personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. As of December 28, 2025, goodwill represented approximately 16% of our total assets. Goodwill is currently not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use its judgment in determining appropriate assumptions to be used in the measurement of fair value. We determine the fair values of our reporting units by using both a market and income approach.

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

The majority of our Net sales in our 2025 Fiscal Year were derived from the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the areas where they operate. We offer credit to customers, generally on a short-term basis, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific project where we establish a security interest in the material used in the project. The type of credit we offer depends on the customer’s financial strength. If any of our customers are unable to repay the credit that we have extended in a timely manner, or at all, our working capital, financial condition, operating results, and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

We operate our business through a network of highly dispersed locations throughout the United States and Canada, supported by executives and services from our headquarters, with local area and branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. We may have difficulty attracting and retaining local personnel. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. From time to time, we may need to consolidate or close branches and other locations, which can result in significant charges and costs. For example, in the fourth quarter of 2024 and 2025, we consolidated or closed certain branches and other locations, and, based on a long-lived asset impairment test that we performed, recorded impairment and other related charges of approximately $5.6 million and $11.4 million, respectively. These actions may not achieve their intended benefits and could result in reduced sales, unexpected costs, and disruption to our operations and customer relationships. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, results of operations, financial condition, and cash flows. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth and profitability than other branches.

In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems, as well as those of our third-party service providers and other third parties with whom we do business and communicate. In connection with the increase in work-from-home arrangements, there has been a spike in cybersecurity attacks as work-from-home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks. In addition, the technology systems of businesses that we have acquired or may acquire, as well as their practices related to the collection, use, maintenance, and disclosure of data, could present issues that we were not able to identify prior the acquisition or other issues that continue to pose risk to use, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. We have established security policies, processes, and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, and especially in light of increasingly sophisticated techniques used in cybersecurity attacks, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances where we cannot fully anticipate, detect, repel, or implement fully effective preventative measures, our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. A security breach might also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates, and could result in potential claims from customers, associates, shareholders, or regulatory agencies. Such events could adversely impact our reputation, business, financial position, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation. Furthermore, our increased use of mobile and cloud technologies, including as a result of changes in working environments such as work-from-home arrangements, has heightened these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software.

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

We are subject to income and other taxes in U.S. federal and state jurisdictions, as well as Canada. Changes in applicable U.S. or Canadian tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could impact our tax expense and profitability. The risks associated with changes in tax laws in the future are uncertain, and the effect and timing of such changes cannot be predicted and may be adverse to us or our business, financial position, results of operations, and cash flows. We are unable to predict the full extent to which potential changes in the tax laws or changes in their interpretation could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.

Risks Related to Our Current Indebtedness

We have outstanding indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business, or satisfy our obligations.

As of December 28, 2025, we had $389.4 million of total long-term consolidated indebtedness outstanding and $134.8 million of finance lease obligations excluding interest.

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape”) are parties to (i) a credit agreement dated December 23, 2013, providing for an asset-based loan facility in the amount of up to $600.0 million, subject to availability under a borrowing base (as so amended, the “ABL Facility”), which had no outstanding balance and (ii) a second amended and restated credit agreement dated March 23, 2021, providing for a syndicated senior secured term loan facility, which had an outstanding balance of $388.8 million as of December 28, 2025 (as so amended, “the Tranche B Term Loans” and, together with the ABL Facility, the “Credit Facilities”).

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

Our indebtedness under the Credit Facilities bears interest at variable rates, and as a result, significant or prolonged periods of higher interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. The impact of significant or prolonged periods of higher interest rates could be more significant for us than it would be for some other companies because of our current indebtedness. As of December 28, 2025, an increase of one percentage point in interest rates would result in an increase of approximately $3.9 million in projected interest payments for the 2026 Fiscal Year based on the amounts outstanding under the Credit Facilities.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the Investment Company Act of 1940. Additionally, we cannot assure that financing will be available on acceptable terms, if at all. Deterioration in the credit markets, which could delay our ability to sell certain of our loan investments in a timely manner, could also negatively impact our cash flows.

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

In addition, the ABL Facility is subject to various covenants requiring minimum financial ratios, and our additional borrowings may be limited by these financial ratios. Our ability to comply with the covenants and restrictions contained in the Credit Facilities may be affected by economic, financial, and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.

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

The final maturity date of the ABL Facility is July 22, 2027. The final maturity date of the Tranche B Term Loans is March 22, 2030. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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
•maintain a retainer with a top-tier cybersecurity partner for assistance in investigating and responding to cybersecurity incidents or threats; and
•maintain cybersecurity liability insurance.
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
    Like other companies that process a wide variety of information, our information technology systems, networks, and infrastructure have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, and as previously disclosed, in July 2020, we experienced a ransomware attack on our information technology systems. While there has been no material impact to our business strategy, results of operations, or financial condition as a result of the ransomware attack, this incident, as well as any other breach of our systems may result in cybersecurity-related risks that could have a material impact. Refer to “Risk Factors – Risks Related to Our Business and Our Industry” for additional information regarding the cybersecurity risks faced by the Company.

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
    We own and lease a variety of facilities in 45 U.S. states and five Canadian provinces for our branch operations, offices, and storage. We primarily lease 5,000 to 15,000 square foot facilities in both freestanding and multi-tenant buildings with secured outside storage yards averaging from 10,000 to 20,000 square feet. The significant majority of our facilities are subject to operating leases, and we own 20 properties.
    As of December 28, 2025, we leased six distribution center facilities across the United States. We were in the process of completing the transition of our Carlisle, Pennsylvania distribution center to a new location in South Middleton, Pennsylvania as of December 28, 2025. We intend to operate a single Northeast distribution center going forward. The South Middleton, Pennsylvania distribution center is approximately 306,000 square feet and is expected to commence operations in the second quarter of 2026. As of December 28, 2025, we operated distribution centers in the following locations:

Location	Approximate Square Footage	Commenced Operations
Kenosha, Wisconsin	417,000	Fourth Quarter 2025
Goodyear, Arizona	392,000	Second Quarter 2023
Hutchins, Texas	338,000	Fourth Quarter 2021
Palmetto, Georgia	335,000	Fourth Quarter 2021
Carlisle, Pennsylvania	201,000	First Quarter 2018

    As of December 28, 2025, we operated 673 branches in the following locations:

State /Province	Number of Locations	State /Province	Number of Locations
California	77	Idaho	5
Florida	71	Louisiana	5
Texas	60	Nevada	5
North Carolina	42	New Hampshire	5
Virginia	34	Oklahoma	5
Arizona	26	Oregon	4
Massachusetts	26	Arkansas	3
Georgia	25	Kentucky	3
Michigan	20	Nebraska	3
Colorado	19	Rhode Island	3
New Jersey	19	Utah	3
New York	19	Delaware	2
South Carolina	19	Hawaii	2
Ohio	16	Iowa	2
Connecticut	14	Maine	1
Illinois	14	Mississippi	1
Missouri	13	New Mexico	1
Tennessee	13	North Dakota	1
Maryland	11	South Dakota	1
Minnesota	10
Pennsylvania	10	Alberta	8
Washington	10	Ontario	6
Indiana	9	British Columbia	5
Alabama	8	Manitoba	1
Kansas	6	Saskatchewan	1
Wisconsin	6

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
    Shares of our common stock trade on the NYSE under the symbol “SITE”. As of February 13, 2026, there were three registered holders of our common stock (this excludes stockholders whose shares are held of record by brokers, banks, or other nominees).
Dividends
    We do not expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, to service our debt, finance the growth and development of our business, fund acquisitions and share repurchases, and utilize for working capital and general corporate purposes. Our ability to pay dividends to holders of our common stock in the future will be limited as a practical matter by our credit facilities, insofar as we may seek to pay dividends out of funds made available to us by Landscape or its subsidiaries, because Landscape’s debt instruments directly or indirectly restrict Landscape’s ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions, and other factors that our Board of Directors may deem relevant. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Limitations on Distributions and Dividends by Subsidiaries” for a description of the restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
    Refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K, which information will be set forth in SiteOne’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Stock Performance Graph
    The graph and table below present our cumulative total stockholder returns relative to the performance of the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index for the five most recent fiscal years. All values assume a $100 initial investment at the closing price of our common stock on the NYSE and in each index on the last trading day of fiscal year 2020. The data for the NYSE Composite Index, Standard & Poor’s MidCap 400 Index, and Dow Jones US Industrial Supplier Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end values based on the last trading day of each fiscal year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Fiscal Year Ended
Company / Index	January 3, 2021	January 2, 2022	January 1, 2023	December 31, 2023	December 29, 2024	December 28, 2025
SiteOne Landscape Supply, Inc.	$100.00	$152.73	$73.96	$102.44	$84.29	$80.19
NYSE Composite	$100.00	$120.68	$109.39	$124.46	$145.14	$171.43
S&P 400 MidCap	$100.00	$124.76	$108.47	$126.29	$144.63	$157.79
Dow Jones US Industrial Suppliers Index	$100.00	$133.61	$115.98	$172.08	$196.52	$223.45
Recent Sales of Unregistered Securities
    None.

Purchases of Equity Securities by Issuer and Affiliates Purchasers
    The following table provides information about the purchases of our common stock made during the three months ended December 28, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
September 29, 2025 - November 2, 2025	161,486	$123.83	161,486	$234.3
November 3, 2025 - November 30, 2025	160,793	$124.36	160,793	$214.3
December 1, 2025 - December 28, 2025	—	$—	—	$214.3
Total	322,279	$124.10	322,279	$214.3
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
    For the discussion of the financial condition and results of operations for the year ended December 29, 2024 compared to the year ended December 31, 2023, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 20, 2025, which discussion is incorporated herein by reference.
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
    We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of December 28, 2025, we had over 670 branch locations in 45 U.S. states and five Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 180,000 SKUs, including hardscapes (such as pavers, natural stone, and blocks), irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.

Business Environment and Trends
    During the 2025 Fiscal Year, we experienced a challenging end market environment with significant headwinds as a result of economic uncertainty, elevated interest rates, weakened consumer confidence, low existing home sales, inflation and affordability concerns, as well as deflationary impacts from commodity products like grass seed and PVC pipe. While we benefitted from steady growth in the maintenance end market and we believe our commercial initiatives drove market share gains during the year, this environment continued to negatively affect consumer confidence and discretionary spending which resulted in softer demand in the new residential construction and repair and upgrade end markets. Accordingly, we anticipate continued pressure on Net sales growth and Net income for the foreseeable future. Net sales grew 4% in the 2025 Fiscal Year, primarily driven by the execution of our sales initiatives as well as contributions from acquisitions. Organic Daily Sales increased by 1% in the 2025 Fiscal Year with pricing having a negligible impact. The negative pricing trend has significantly improved from the 3% decline we experienced in 2024 and was flat in 2025. We expect the impact of pricing to contribute approximately 1% to 3% to Organic Sales growth in the 2026 Fiscal Year. Gross margin increased 40 basis points for the 2025 Fiscal Year, primarily due to improved price realization, benefits from our commercial initiatives, and a positive contribution from acquisitions, partially offset by higher freight and logistics costs supporting our growth. Selling, general and administrative expenses (“SG&A”) increased 2% for the 2025 Fiscal Year. SG&A as a percentage of Net sales decreased 40 basis points to 30.1% for the 2025 Fiscal Year compared to 30.5% for the 2024 Fiscal Year, primarily driven by improved operating leverage from productivity initiatives and better cost alignment with market demand. Net income attributable to SiteOne increased 23% for the 2025 Fiscal Year, primarily due to Net sales growth, improved gross margin, and lower SG&A as a percentage of Net sales. Net cash provided by operating activities increased to $300.5 million for the 2025 Fiscal Year compared to $283.4 million for the 2024 Fiscal Year, primarily driven by higher Net income.
    Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue, although at lower levels compared to peak demand during the three-year COVID-19 pandemic. Increases in home values, lack of affordable new homes, rising insurance costs, and elevated mortgage interest rates for prolonged periods have resulted in existing homeowners remaining in place for longer periods. In 2025, constraint on affordability continued with increasingly weaker new and existing home demand as a result of the current macroeconomic environment. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, and continued interest in outdoor living. We remain confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders with exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. We have a robust acquisition pipeline and a flexible business model. We are committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. Looking ahead to the 2026 Fiscal Year, the impact of pricing on Organic Sales growth is expected to improve with positive pricing in most product categories, while commodity products like grass seed and PVC pipe are becoming less of a headwind. In addition, our balanced end market mix, broad product portfolio, geographic coverage, and commercial and operational initiatives provide us with multiple opportunities to achieve growth and position us to be resilient in softer markets.
    As we continue to navigate through the current uncertainty presented by market and economic conditions, we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. Our balance sheet and liquidity position provide the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases through the evolving market conditions. We continue to monitor the impact on our business and the related risks and uncertainties of interest rate changes, tariffs, labor market conditions, and workforce availability, as well as end market demand, commodity prices, and the potential effects of uncertain political conditions and geopolitical conflicts. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
    Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively.
    The discussion of our financial condition is presented for the 2025 Fiscal Year, which ended on December 28, 2025, and the 2024 Fiscal Year, which ended on December 29, 2024, both of which included 52 weeks and 252 Selling Days. “Selling Days” are defined below within the “Key Business and Performance Metrics” section.

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

Key Business and Performance Metrics
    We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:
    Net sales. We generate Net sales primarily through the sale of landscape supplies, including hardscapes, irrigation supplies, fertilizer and control products, landscape accessories, nursery goods, and outdoor lighting products to our customers who are primarily landscape contractors serving the residential and commercial construction sectors. Our Net sales include billings for freight and handling charges, and commissions on the sale of control products that we sell as an agent. Net sales are presented net of any discounts, returns, customer rebates, and sales or other revenue-based taxes.
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
    Cost of goods sold. Our Cost of goods sold includes all inventory costs, such as the purchase price paid to suppliers, net of any volume-based incentives and discounts, as well as inbound freight, handling, distribution, and other costs associated with inventory. Cost of goods sold also includes salaries, wages, employee benefits, payroll taxes, bonuses, depreciation, and amortization related to inventory production activities. Our Cost of goods sold excludes the cost to deliver the products to our customers through our branches, which is included in Selling, general and administrative expenses. Cost of goods sold is recognized primarily using the first-in, first-out method of accounting for the inventory sold.
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
    Non-GAAP Adjusted EBITDA. In addition to the metrics discussed above, we believe that Adjusted EBITDA is useful for evaluating the operating performance and efficiency of our business. EBITDA represents consolidated Net income (loss) plus the sum of income tax expense (benefit), interest expense, net of interest income, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for items such as stock-based compensation expense, (gain) loss on sale of assets and termination of finance leases not in the ordinary course of business, financing fees, as well as other fees and expenses related to acquisitions, and other non-recurring (income) loss. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest. Refer to “Results of Operations – Quarterly Results of Operations Data” for more information regarding how we calculate EBITDA and Adjusted EBITDA and the limitations of those metrics, as well as a reconciliation of Adjusted EBITDA to Net income (loss).

Key Factors Affecting Our Operating Results
    In addition to the metrics described above, a number of other important factors may affect our results of operations in any given period.

Weather Conditions and Seasonality
    In a typical year, our operating results are impacted by seasonality. Our Net sales and Net income have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these quarters. Our Net sales have been lower in the first and fourth quarters due to reduced demand for landscaping, irrigation, and turf maintenance activities in these quarters, and historically, we have incurred net losses in these quarters. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as snow and ice storms, wet weather, and hurricanes, which not only impact the demand for certain products like fertilizer and ice melt but also may delay construction projects where our products are used.
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
Acquisitions
    In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of December 28, 2025, we have invested $175.9 million in 15 acquisitions since the start of the 2024 Fiscal Year. The following is a summary of the acquisitions completed during the 2025 Fiscal Year and the 2024 Fiscal Year:
•In November 2025, we acquired the assets and assumed the liabilities of French Broad Stone Yards, LLC (“French Broad”). With two locations in Arden and Brevard, North Carolina, French Broad is a wholesale distributor of hardscapes products to landscape professionals.
•In November 2025, we acquired the assets and assumed the liabilities of CC Landscaping Warehouse Plus, Inc. (“CC Landscaping”). With one location in Bradenton, Florida, CC Landscaping is a wholesale distributor of nursery products, bulk materials, and landscape supplies to landscape professionals.
•In October 2025, we acquired the assets and assumed the liabilities of Red’s Home and Garden, LP and Red’s Home and Garden GP, Inc. (collectively “Red’s Home and Garden”). With one location in Wilkesboro, North Carolina, Red’s Home and Garden is a wholesale distributor of nursery and hardscapes products to landscape professionals.
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

Volume-Based Pricing
    We generally procure our products through purchase orders rather than under long-term contractual arrangements with firm commitments. We work to develop strong relationships with select suppliers that we target based on a number of factors, including brand and market recognition, price, quality, product support, service levels, delivery terms, and strategic positioning. We typically have annual supplier agreements, and while these agreements generally do not provide specific product pricing, many include volume-based financial incentives that are earned by meeting or exceeding purchase volume targets. Our ability to earn these volume-based incentives is an important factor in our financial results. Additionally, in certain cases, we enter into supply contracts with terms that exceed one year for the manufacture of our LESCO® branded fertilizer, some nursery goods, grass seed, and hardscapes, which may require us to purchase products in the future.
Strategic Initiatives
    We continue to undertake initiatives, utilizing our scale to improve our profitability, enhance supply chain efficiency, strengthen our pricing and category management capabilities, streamline and refine our marketing process, and invest in more sophisticated information technology systems and data analytics. We are focused on advancing our procurement and supply chain management initiatives to better serve our customers and reduce sourcing costs. We also continue to enhance our website and B2B e-Commerce platform as well as implement new inventory planning, stocking, and transportation management system functionalities to improve our reliability and level of service as well as help our customers be more efficient. In addition, we work closely with our local branches to improve sales, delivery, and branch productivity. We believe we will continue to benefit from the following initiatives, among others:
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
•Marketing initiatives, including customer analytics and lifecycle marketing, product and private brand marketing, Hispanic customer engagement, optimization of our digital marketing strategy, and a continued focus on our Partners Program.
•Digital initiatives, including increasing customer demand as well as adoption of our website, mobile application, and overall B2B e-Commerce platform, SiteOne.com, which provides the convenience of an online sales channel, enhanced account management functionality, and industry specific productivity tools for our customers.
•Operational excellence initiatives, including the implementation of best practices in branch operations regarding safety, merchandising, stocking and assortment, customer engagement, delivery, labor management, as well as the additional automation and enhancement of branch systems, including the rollout of improved associate mobile capabilities.
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

Results of Operations
    In the following discussion of our results of operations, we make comparisons between the 2025 Fiscal Year and the 2024 Fiscal Year (in millions, except percentages).

	Consolidated Statements of Operations
	December 30, 2024 to December 28, 2025		January 1, 2024 to December 29, 2024
Net sales	$4,704.8	100.0%	$4,540.6	100.0%
Cost of goods sold	3,069.6	65.2%	2,980.5	65.6%
Gross profit	1,635.2	34.8%	1,560.1	34.4%
Selling, general and administrative expenses	1,415.6	30.1%	1,385.1	30.5%
Other income	18.5	0.4%	17.3	0.4%
Operating income	238.1	5.1%	192.3	4.2%
Interest and other non-operating expenses, net	35.0	0.7%	31.9	0.7%
Income tax expense	45.7	1.0%	36.0	0.8%
Net income	157.4	3.3%	124.4	2.7%
Less:
Net income attributable to non-controlling interest	2.0	—%	0.8	—%
Adjustment of non-controlling interest to redemption value	3.6	0.1%	—	—%
Net income attributable to SiteOne	$151.8	3.2%	$123.6	2.7%

Comparison of the 2025 Fiscal Year to the 2024 Fiscal Year

Net sales

    Net sales for the 2025 Fiscal Year increased 4% to $4,704.8 million as compared to $4,540.6 million for the 2024 Fiscal Year primarily due to contributions from acquisitions. Organic Daily Sales for the 2025 Fiscal Year increased 1% compared to the 2024 Fiscal Year due to steady growth in the maintenance end market and execution of our sales initiatives, partially offset by softer demand in the new residential construction and repair and upgrade end markets. Based upon year-over-year price changes in our highest selling SKUs, we estimate the pricing impact on 2025 Organic Daily Sales was negligible compared to the 2024 Fiscal Year. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 7% primarily due to solid demand in the maintenance end market. Organic Daily Sales for landscaping products (hardscapes, irrigation supplies, landscape accessories, nursery goods, and outdoor lighting) decreased 1% due to softer demand in the new residential construction and repair and upgrade end markets, partially offset by benefits from our sales initiatives. Acquisitions contributed $110.7 million, or 2%, to Net sales growth for the 2025 Fiscal Year.

Cost of goods sold

    Cost of goods sold for the 2025 Fiscal Year increased 3% to $3,069.6 million from $2,980.5 million for the 2024 Fiscal Year. The increase in Cost of goods sold, including Inventory costs, net of supplier incentives and discounts, Freight, handling, and distribution expenses, and Other Cost of goods sold was primarily attributable to increased Net sales growth.

    A summary of significant segment expenses within Cost of goods sold is as follows (in millions):

	December 30, 2024 to December 28, 2025	January 1, 2024 to December 29, 2024
Inventory costs, net of supplier incentives and discounts	$2,800.1	$2,750.6
Freight, handling, and distribution expenses	181.2	151.3
Other Cost of goods sold	88.3	78.6
Cost of goods sold	$3,069.6	$2,980.5

    Refer to “Note 12. Segment Information” in the notes to the consolidated financial statements for additional information regarding significant segment expenses.

Gross profit and gross margin

    Gross profit for the 2025 Fiscal Year increased 5% to $1,635.2 million as compared to $1,560.1 million for the 2024 Fiscal Year. Gross profit growth was driven by higher Net sales. Gross margin increased 40 basis points to 34.8% for the 2025 Fiscal Year as compared to 34.4% for the 2024 Fiscal Year. The increase in gross margin reflects improved price realization, benefits from our commercial initiatives, and a positive contribution from acquisitions, partially offset by higher freight and logistics costs supporting our growth.

Selling, general and administrative expenses

    SG&A for the 2025 Fiscal Year increased 2% to $1,415.6 million from $1,385.1 million for the 2024 Fiscal Year. The increase in SG&A, including Compensation, Facility, and Depreciation and amortization was primarily due to the impact of acquisitions. SG&A as a percentage of Net sales decreased 40 basis points to 30.1% for the 2025 Fiscal Year compared to 30.5% for the 2024 Fiscal Year, primarily driven by improved operating leverage from our productivity initiatives and better cost alignment with market demand.

    A summary of significant segment expenses within SG&A is as follows (in millions):

	December 30, 2024 to December 28, 2025	January 1, 2024 to December 29, 2024
Compensation expenses	$818.3	$776.1
Facility expenses	249.5	245.1
Depreciation and amortization expenses	134.2	131.9
Delivery expenses	72.6	77.0
Other Selling, general and administrative expenses	141.0	155.0
Selling, general and administrative expenses	$1,415.6	$1,385.1

    Refer to “Note 12. Segment Information” in the notes to the consolidated financial statements for additional information regarding significant segment expenses.

Interest and other non-operating expense, net

    Interest and other non-operating expense, net increased 10% to $35.0 million for the 2025 Fiscal Year from $31.9 million for the 2024 Fiscal Year. The increase in interest expense was primarily due to higher interest rates on borrowings in the 2025 Fiscal Year as compared to the 2024 Fiscal Year resulting from the maturity of our interest rate swaps on March 23, 2025 as well as higher interest expense attributable to equipment leases.

Income tax expense

    Income tax expense was $45.7 million for the 2025 Fiscal Year as compared to $36.0 million for the 2024 Fiscal Year. The effective tax rate was 22.5% for the 2025 Fiscal Year as compared to 22.4% for the 2024 Fiscal Year. The increase in the effective tax rate was due primarily to excess tax benefits from stock-based compensation recognized as a component of Income tax expense decreasing as a percentage of Income before taxes. Excess tax benefits of $3.8 million were recognized for the 2025 Fiscal Year as compared to $3.3 million for the 2024 Fiscal Year.
Net income attributable to non-controlling interest
    Net income attributable to non-controlling interest for the 2025 Fiscal Year increased to $2.0 million as compared to $0.8 million for the 2024 Fiscal Year. The increase in Net income attributable to non-controlling interest was the result of higher Net income for the Devil Mountain business in the 2025 Fiscal Year as compared to the 2024 Fiscal Year.

Adjustment of non-controlling interest to redemption value
    Adjustment of non-controlling interest to redemption value was $3.6 million for the 2025 Fiscal Year as a result of adjustments of the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of December 28, 2025. There was no Adjustment of non-controlling interest to redemption value for the 2024 Fiscal Year.

 Net income attributable to SiteOne

    Net income attributable to SiteOne for the 2025 Fiscal Year increased 23% to $151.8 million as compared to $123.6 million for the 2024 Fiscal Year. The increase in Net income was primarily due to Net sales growth, improved gross margin, and lower SG&A as a percentage of Net sales.

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

(In millions except per share information and percentages, unaudited)
	2025 Fiscal Year					2024 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Net sales	$4,704.8	$1,045.6	$1,258.2	$1,461.6	$939.4	$4,540.6	$1,013.1	$1,208.8	$1,413.9	$904.8
Cost of goods sold	3,069.6	688.8	821.0	930.2	629.6	2,980.5	675.5	797.8	903.6	603.6
Gross profit	1,635.2	356.8	437.2	531.4	309.8	1,560.1	337.6	411.0	510.3	301.2
Selling, general and administrative expenses	1,415.6	365.9	357.4	349.1	343.2	1,385.1	364.5	349.1	343.8	327.7
Other income, net	(18.5)	(4.1)	(5.4)	(5.1)	(3.9)	(17.3)	(2.0)	(8.0)	(3.1)	(4.2)
Operating income (loss)	238.1	(5.0)	85.2	187.4	(29.5)	192.3	(24.9)	69.9	169.6	(22.3)
Interest and other non-operating expenses, net	35.0	8.2	9.1	10.3	7.4	31.9	6.7	9.5	9.0	6.7
Income tax expense (benefit)	45.7	(5.4)	15.5	45.0	(9.4)	36.0	(10.1)	15.8	40.0	(9.7)
Net income (loss)	$157.4	$(7.8)	$60.6	$132.1	$(27.5)	$124.4	$(21.5)	$44.6	$120.6	$(19.3)
Less:
Net income (loss) attributable to non-controlling interest	2.0	0.6	0.4	1.2	(0.2)	0.8	0.2	0.2	0.4	—
Adjustment of non-controlling interest to redemption value	3.6	0.6	1.1	1.9	—	—	—	—	—	—
Net income (loss) attributable to SiteOne	$151.8	$(9.0)	$59.1	$129.0	$(27.3)	$123.6	$(21.7)	$44.4	$120.2	$(19.3)
Net income (loss) per common share:
Basic	$3.39	$(0.20)	$1.32	$2.88	$(0.61)	$2.73	$(0.48)	$0.98	$2.66	$(0.43)
Diluted	$3.37	$(0.20)	$1.31	$2.86	$(0.61)	$2.71	$(0.48)	$0.97	$2.63	$(0.43)
Adjusted EBITDA(a)	$414.2	$37.6	$127.5	$226.7	$22.4	$378.2	$31.8	$114.8	$210.5	$21.1

Net sales as a percentage of annual Net sales	100.0%	22.2%	26.7%	31.1%	20.0%	100.0%	22.3%	26.6%	31.2%	19.9%
Gross profit as a percentage of annual Gross profit	100.0%	21.8%	26.7%	32.5%	19.0%	100.0%	21.7%	26.3%	32.7%	19.3%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA	100.0%	9.1%	30.8%	54.7%	5.4%	100.0%	8.4%	30.3%	55.7%	5.6%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions, unaudited):

	2025 Fiscal Year					2024 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net income (loss)	$157.4	$(7.8)	$60.6	$132.1	$(27.5)	$124.4	$(21.5)	$44.6	$120.6	$(19.3)
Income tax expense (benefit)	45.7	(5.4)	15.5	45.0	(9.4)	36.0	(10.1)	15.8	40.0	(9.7)
Interest expense, net	35.0	8.2	9.1	10.3	7.4	31.9	6.7	9.5	9.0	6.7
Depreciation & amortization	140.8	34.7	35.4	35.3	35.4	139.0	35.6	35.9	34.6	32.9
EBITDA	378.9	29.7	120.6	222.7	5.9	331.3	10.7	105.8	204.2	10.6
Stock-based compensation(a)	27.0	5.5	5.6	2.3	13.6	25.0	5.5	5.2	3.8	10.5
(Gain) loss on sale of assets(b)	(0.3)	0.3	0.1	(0.5)	(0.2)	0.5	1.5	0.3	(0.3)	(1.0)
Financing fees(c)	—	—	—	—	—	0.5	—	0.5	—	—
Acquisitions and other adjustments(d)	8.6	2.1	1.2	2.2	3.1	20.9	14.1	3.0	2.8	1.0
Adjusted EBITDA(e)	$414.2	$37.6	$127.5	$226.7	$22.4	$378.2	$31.8	$114.8	$210.5	$21.1
_____________________________________

(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents fees associated with our debt refinancing and debt amendments.
(d)    Represents professional fees and settlement of litigation, performance bonuses, and retention and severance payments related to historical acquisitions. Also included is the cost of inventory that was stepped up to fair value during the second quarter of 2024 related to the purchase accounting of Devil Mountain as well as charges during the fourth quarter of 2025 and 2024 for consolidating or closing certain branch locations. We cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest as follows (in millions):

	2025 Fiscal Year					2024 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1
Adjusted EBITDA attributable to non-controlling interest	$4.2	$1.1	$1.0	$1.8	$0.3	$2.5	$0.8	$0.8	$0.9	$—

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days; unaudited):

	2025 Fiscal Year					2024 Fiscal Year
	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Year	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Reported Net sales	$4,704.8	$1,045.6	$1,258.2	$1,461.6	$939.4	$4,540.6	$1,013.1	$1,208.8	$1,413.9	$904.8
Organic sales(a)	4,484.3	992.2	1,203.8	1,394.0	894.3	4,430.8	971.9	1,166.9	1,387.2	904.8
Acquisition contribution(b)	220.5	53.4	54.4	67.6	45.1	109.8	41.2	41.9	26.7	—
Selling Days	252	61	63	64	64	252	61	63	64	64
Organic Daily Sales	$17.8	$16.3	$19.1	$21.8	$14.0	$17.6	$15.9	$18.5	$21.7	$14.1
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
    In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the 2025 Fiscal Year, we repurchased 816,888 shares of our common stock at an average price per share of $119.62. As of December 28, 2025, the dollar value of shares that may yet be purchased under the share repurchase authorization was $214.3 million.
    Our borrowing base capacity under the ABL Facility was $577.8 million as of December 28, 2025, after giving effect to outstanding letters of credit of $22.2 million. Our borrowing base capacity under the ABL Facility was $581.2 million as of December 29, 2024, after giving effect to outstanding letters of credit of $18.8 million. As of December 28, 2025, we had total cash and cash equivalents of $190.6 million, total gross long-term debt of $389.4 million, and total finance lease obligations (excluding interest) of $134.8 million.
    Working capital was $1,012.0 million as of December 28, 2025, an increase of $103.2 million as compared to $908.8 million as of December 29, 2024. The change in working capital was primarily attributable to an increase in Cash and cash equivalents and higher inventory as a result of acquisitions.
    Capital expenditures of $53.7 million for the 2025 Fiscal Year were 1.1% of Net sales for the year. Capital expenditures have averaged $42.1 million annually from the 2023 Fiscal Year to the 2025 Fiscal Year representing an average of 0.9% of Net sales over this time period. We expect capital expenditures to be in a range of 0.8% to 1.3% as a percentage of Net sales for the 2026 Fiscal Year.
    The following table summarizes current and long-term material cash requirements for our aggregate contractual obligations and other commercial commitments as of December 28, 2025 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$389.4	$3.9	$385.5
Interest on long-term debt	$95.0	$23.5	$71.5
Finance leases, including interest	$154.4	$41.1	$113.3
Operating leases, including interest	$537.6	$109.2	$428.4
Purchase obligations	$127.9	$80.7	$47.2
    Our gross long-term debt balance decreased $3.9 million since December 29, 2024 to $389.4 million. This decrease was primarily attributable to repayments under the term loans. We have current maturities on our long-term debt of $3.9 million, which related to the term loan facility. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of December 28, 2025 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of December 28, 2025. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into amendments of the term loan facility and the ABL Facility. The total amount of projected interest payments on long-term debt decreased $36.2 million since December 29, 2024 to $95.0 million, primarily due to a decrease in the remaining period to maturity of the term loans as well as a decline in the weighted average interest rate on long-term debt. Refer to “Note 8. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.
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

    Our purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. The largest purchase obligations include contracts with various farmers that run through the 2028 Fiscal Year and obligate us to make payments for grass seeds for approximately $46.7 million, which includes expected payments of $30.7 million for the 2026 Fiscal Year. There are also other supplier and service arrangements with vendors totaling $81.2 million, of which $50.0 million of payments are expected to be made in the 2026 Fiscal Year. These purchase obligations are generally cancelable, but we have no intent to cancel and incur a penalty for not meeting the minimum required purchases. We have excluded purchase orders and agreements made in the ordinary course of business that are cancelable without penalty. Any amounts for which we are liable under purchase orders for goods received are reflected in Accounts payable on our Consolidated Balance Sheets and are excluded from the table above. Refer to “Note 10. Commitments and Contingencies” in the notes to the consolidated financial statements for additional information regarding our purchase commitments.
Cash Flow Summary
    Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	For the year
Net cash provided by (used in):	December 30, 2024 to December 28, 2025	January 1, 2024 to December 29, 2024
Operating activities	$300.5	$283.4
Investing activities	$(83.4)	$(177.1)
Financing activities	$(134.6)	$(80.9)
Cash flow provided by operating activities

    Net cash provided by operating activities for the 2025 Fiscal Year was $300.5 million compared to $283.4 million for the 2024 Fiscal Year. The increase primarily reflects higher Net income.

Cash flow used in investing activities

    Net cash used in investing activities for the 2025 Fiscal Year was $83.4 million compared to $177.1 million for the 2024 Fiscal Year. The decrease reflects lower acquisition investments in the 2025 Fiscal Year compared to the 2024 Fiscal Year. Capital expenditures of $53.7 million were $13.2 million higher in the 2025 Fiscal Year compared to $40.5 million in the 2024 Fiscal Year due to increased investments in branch locations.

Cash flow used in financing activities

    Net cash used in financing activities was $134.6 million for the 2025 Fiscal Year compared to $80.9 million in the 2024 Fiscal Year. The increase primarily reflects lower net borrowings to fund our acquisition investments and an increase in share repurchases during the 2025 Fiscal Year compared to the 2024 Fiscal Year.

External Financing
Term Loans
    Landscape Holding and Landscape, as borrowers (collectively, the “Borrowers”), entered into the Fifth Amendment to the Amended and Restated Credit Agreement, the (“Fifth Amendment”), dated as of March 23, 2021, with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the several banks and other financial institutions party thereto and certain other parties party thereto from time to time. The Fifth Amendment amended and restated the Amended and Restated Credit Agreement, dated as of April 29, 2016, among the Borrowers, the lenders from time to time party thereto and UBS AG, Stamford Branch as administrative agent and collateral agent (as amended prior to March 23, 2021, the “Existing Credit Agreement” and, as so amended and restated pursuant to the Fifth Amendment, the “Second Amended and Restated Credit Agreement”) to, among other things, incur $325.0 million of term loans (the “New Term Loans”).
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
    On July 2, 2024, Landscape Holding, as representative for the Borrowers, entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) that amended and restated the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provided for, among other things, an aggregate principal amount of approximately $392.7 million in term loans, and made certain other changes to the existing credit agreement (the “Tranche B Term Loans”).
    The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rates on the outstanding balance of the Tranche B Term Loans were 5.50012% and 6.27397% as of December 28, 2025 and December 29, 2024, respectively. The Tranche B Term Loans mature on March 22, 2030.
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

ABL Facility
    Landscape Holding and Landscape (collectively, the “ABL Borrowers”) are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability, with a maturity date of July 22, 2027. The ABL Facility is secured by a first lien on the inventory and receivables of the ABL Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc., an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
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
    There was no outstanding balance under the ABL Facility as of December 28, 2025 and December 29, 2024. The commitment fees on unfunded amounts was 0.25% as of December 28, 2025 and December 29, 2024.
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
    Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The Devil Mountain ABL Facility will mature on April 30, 2029. The interest rates on the outstanding balance under the Devil Mountain ABL Facility were 5.77272% and 6.65265% as of December 28, 2025 and December 29, 2024, respectively.
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

    During the first quarter of 2021, we amended and restructured certain of our interest rate swap contracts using a strategy referred to as a “blend and extend”. In a blend and extend arrangement, the liability position of the existing interest rate swap arrangement is blended into the amended or new interest rate swap arrangement and the term to maturity of the hedged position is extended. We reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on our Consolidated Balance Sheets for the interest rate swap arrangements executed during the first quarter of 2021 that were determined to be hybrid debt instruments. As of December 28, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025.
    For additional information on interest rate swaps, refer to “Note 1. Nature of Business and Significant Accounting Policies” and “Note 8. Long-Term Debt” in the notes to the consolidated financial statements.
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
Inventory Valuation
Summary:
    Product inventories represent our largest asset and are recorded at the lower of actual cost or estimated net realizable value. Our goal is to manage our inventory effectively so that we minimize out of stock positions. To do this, we maintain an adequate inventory of approximately 180,000 SKUs and manage inventory at each branch based on sales history. At the same time, we continuously strive to better manage our slower moving classes of inventory.
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
Sensitivity of Estimates to Change:
    Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of sales. A 10% change to our current reserve for excess and obsolete inventory would not result in a material change to our consolidated financial statements; however, given the value of inventory on hand, a significant change in demand or market conditions could result in a material adjustment to our reserve in future periods. We have not recorded any material net adjustments or such changes to our inventory reserves during the 2025 Fiscal Year or the 2024 Fiscal Year.

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
Sensitivity of Estimates to Change:
    During the third quarter of the 2025 Fiscal Year, we performed our annual quantitative assessment of goodwill. No goodwill impairment charge was recorded as a result of the testing and the estimated fair value of each of our reporting units significantly exceeded its carrying value. In addition, a 10% decline in the projected cash flows or a 10% increase in the discount rate assumption utilized in our annual quantitative testing would not result in an impairment of any of our reporting units.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures about Market Risk
    The economy and its impact on discretionary consumer spending, labor wages, fuel, grass seed, PVC pipe, and other material costs, home sales, unemployment rates, insurance costs, foreign exchange, and medical costs could have a material adverse impact on future results of operations. We are exposed to market risk in the ordinary course of our business, primarily in the form of commodity risk, product price risk, interest rate risk, and credit risk. To mitigate these risks, we utilize various financial instruments in the ordinary course of business, which are not held for any speculative or trading purposes.
    Inflationary pressures may also cause potentially unfavorable effects through higher labor costs as well as asset replacement costs and related depreciation, higher interest rates, and higher material costs.
Commodity Risk
    Our operating performance may be affected by price fluctuations in commodity-based products like grass seed and PVC pipe that we purchase and sell. We are also exposed to fluctuations in fuel costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management, resulting in cost reductions and productivity improvements as well as price adjustments to maintain gross margins.
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
    All of the borrowings outstanding under our term loans and ABL Credit Agreement are subject to variable interest rates. We performed a sensitivity analysis and determined that an increase of one percentage point in interest rates on our variable-rate debt outstanding at December 28, 2025 would increase our projected interest payments by approximately $3.9 million for the 2026 Fiscal Year. Actual interest payments may differ in the future based on additional changes in floating interest rates or other factors and events, including our entry into amendments of our term loans and the ABL Facility, as well as new interest rate swap contracts.
Credit Risk
    We have a credit policy in place and monitor exposure to credit risk on an ongoing basis. We perform credit evaluations on all customers requesting credit above a specified exposure level. In the normal course of business, we provide credit to our customers, perform ongoing credit evaluations of these customers, and maintain reserves for potential credit losses. Our typical credit terms extend 30 days from the date of purchase, but terms of up to 60 days are not uncommon. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5% of the outstanding accounts receivable balance. Bad debt reserves, which we use as a proxy for our bad debt exposure, were approximately 6% of gross receivables as of December 28, 2025.
    Investments, if any, are only in liquid securities and only with counterparties with appropriate credit ratings. Transactions involving derivative financial instruments have historically been with counterparties with which we have a signed netting agreement, and which have appropriate credit ratings. We do not expect any counterparty to fail to meet its obligations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiteOne Landscape Supply, Inc. and subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income, equity and redeemable non-controlling interest, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 19, 2026

We have served as the Company’s auditor since 2014.

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

Assets	December 28, 2025	December 29, 2024
Current assets:
Cash and cash equivalents	$190.6	$107.1
Accounts receivable, net of allowance for doubtful accounts of $33.3 and $26.9, respectively	546.8	547.1
Inventory, net	876.5	827.2
Income tax receivable	22.4	12.3
Prepaid expenses and other current assets	62.5	55.9
Total current assets	1,698.8	1,549.6

Property and equipment, net (Note 4)	295.4	292.1
Operating lease right-of-use assets, net (Note 6)	439.7	415.3
Goodwill (Note 5)	530.4	518.1
Intangible assets, net (Note 5)	220.0	261.0
Deferred tax assets (Note 1 and Note 9)	14.7	18.5
Other assets	20.6	16.2
Total assets	$3,219.6	$3,070.8

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$310.8	$315.5
Current portion of finance leases (Note 6)	33.2	29.7
Current portion of operating leases (Note 6)	97.3	90.2
Accrued compensation	104.6	70.9
Long-term debt, current portion (Note 8)	3.9	4.3
Accrued liabilities	137.0	130.2
Total current liabilities	686.8	640.8

Other long-term liabilities	4.0	11.0
Finance leases, less current portion (Note 6)	101.6	100.9
Operating leases, less current portion (Note 6)	362.5	342.3
Long-term debt, less current portion (Note 1 and Note 8)	381.5	383.9
Total liabilities	1,536.4	1,478.9

Commitments and contingencies (Note 10)

Redeemable non-controlling interest (Note 1)	24.0	19.4

Stockholders’ equity (Note 1):
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,895,384 and 45,601,760 shares issued, and 44,390,032 and 44,913,296 shares outstanding at December 28, 2025 and December 29, 2024, respectively	0.5	0.5
Additional paid-in capital	658.1	626.5
Retained earnings	1,191.7	1,039.9
Accumulated other comprehensive loss	(4.9)	(6.1)
Treasury stock, at cost, 1,505,352 and 688,464 shares at December 28, 2025 and December 29, 2024, respectively	(186.2)	(88.3)
Total stockholders’ equity	1,659.2	1,572.5
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$3,219.6	$3,070.8
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Net sales	$4,704.8	$4,540.6	$4,301.2
Cost of goods sold	3,069.6	2,980.5	2,810.0
Gross profit	1,635.2	1,560.1	1,491.2

Selling, general and administrative expenses	1,415.6	1,385.1	1,256.6
Other income	18.5	17.3	15.7
Operating income	238.1	192.3	250.3

Interest and other non-operating expenses, net	35.0	31.9	27.1
Income before taxes	203.1	160.4	223.2
Income tax expense	45.7	36.0	49.8
Net income	157.4	124.4	173.4

Less:
Net income attributable to non-controlling interest	2.0	0.8	—
Adjustment of non-controlling interest to redemption value	3.6	—	—

Net income attributable to SiteOne	$151.8	$123.6	$173.4

Net income per common share:
Basic	$3.39	$2.73	$3.84
Diluted	$3.37	$2.71	$3.80
Weighted average number of common shares outstanding:
Basic	44,831,332	45,244,491	45,112,977
Diluted	45,083,396	45,635,077	45,686,268
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Net income	$157.4	$124.4	$173.4
Other comprehensive income (loss):
Foreign currency translation adjustments	2.5	(4.4)	1.3
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $0.4, $2.1, and $1.7, respectively	(1.3)	(5.9)	(4.8)
Total other comprehensive income (loss)	1.2	(10.3)	(3.5)
Comprehensive income	158.6	114.1	169.9
Less:
Comprehensive income attributable to non-controlling interest	2.0	0.8	—
Adjustment of non-controlling interest to redemption value	3.6	—	—
Comprehensive income attributable to SiteOne	$153.0	$113.3	$169.9
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at January 1, 2023	44,916.3	$0.5	$577.1	$742.9	$7.7	$(25.3)	$1,302.9	$—
Net income attributable to SiteOne	—	—	—	173.4	—	—	173.4	—
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)	—
Issuance of common shares under stock-based compensation plan	255.8	—	(1.0)	—	—	—	(1.0)	—
Stock-based compensation	—	—	25.7	—	—	—	25.7	—
Repurchases of common shares	(90.0)	—	—	—	—	(11.4)	(11.4)	—
Balance at December 31, 2023	45,082.1	$0.5	$601.8	$916.3	$4.2	$(36.7)	$1,486.1	$—
Net income attributable to SiteOne	—	—	—	123.6	—	—	123.6	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.8
Other comprehensive loss	—	—	—	—	(10.3)	—	(10.3)	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	18.6
Issuance of common shares under stock-based compensation plan	197.6	—	(0.3)	—	—	—	(0.3)	—
Stock-based compensation	—	—	25.0	—	—	—	25.0	—
Repurchases of common shares	(366.4)	—	—	—	—	(51.6)	(51.6)	—
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
Net income attributable to SiteOne	—	—	—	151.8	—	—	151.8	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	2.0
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	3.6
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1.0)
Other comprehensive income	—	—	—	—	1.2	—	1.2	—
Issuance of common shares under stock-based compensation plan	293.6	—	4.6	—	—	—	4.6	—
Stock-based compensation	—	—	27.0	—	—	—	27.0	—
Repurchases of common shares	(816.9)	—	—	—	—	(97.9)	(97.9)	—
Balance at December 28, 2025	44,390.0	$0.5	$658.1	$1,191.7	$(4.9)	$(186.2)	$1,659.2	$24.0
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows
(In millions)

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Cash Flows from Operating Activities:
Net income	$157.4	$124.4	$173.4
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	80.7	75.3	64.1
Stock-based compensation	27.0	25.0	25.7
Amortization of software and intangible assets	60.1	63.7	63.6
Amortization of debt related costs	1.2	1.3	1.2
Loss on extinguishment of debt	—	1.8	—
(Gain) loss on sale of equipment	(0.3)	0.5	(0.5)
Deferred income taxes	3.8	(11.0)	(14.5)
Other	(3.0)	0.9	(5.6)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	3.6	(41.6)	(17.4)
Inventory	(42.8)	19.0	38.1
Income tax receivable	(9.9)	(11.2)	10.9
Prepaid expenses and other assets	(6.2)	2.1	(4.3)
Accounts payable	(6.2)	29.7	(35.1)
Income tax payable	—	(8.0)	7.9
Accrued expenses and other liabilities	35.1	11.5	(10.0)
Net Cash Provided By Operating Activities	$300.5	$283.4	$297.5

Cash Flows from Investing Activities:
Purchases of property and equipment	(53.7)	(40.5)	(32.1)
Purchases of intangible assets	(1.4)	(4.3)	(3.9)
Acquisitions, net of cash acquired	(37.9)	(138.2)	(192.7)
Proceeds from the sale of property and equipment	9.6	5.9	2.7
Net Cash Used In Investing Activities	$(83.4)	$(177.1)	$(226.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	9.7	5.6	5.2
Repurchases of common shares	(98.3)	(51.3)	(12.0)
Distributions to non-controlling interest	(1.0)	—	—
Borrowings under term loan	—	220.1	120.0
Repayments under term loan	(3.9)	(197.0)	(3.2)
Borrowings on asset-based credit facilities	320.6	381.9	434.3
Repayments on asset-based credit facilities	(320.2)	(398.3)	(526.8)
Payments of debt issuance costs	—	(2.2)	(1.8)
Payments on finance lease obligations	(32.5)	(26.7)	(18.5)
Payments of acquisition related contingent obligations	(3.8)	(5.6)	(8.0)
Other financing activities	(5.2)	(7.4)	(7.5)
Net Cash Used In Financing Activities	$(134.6)	$(80.9)	$(18.3)

Effect of exchange rate on cash	1.0	(0.8)	0.2
Net Change In Cash	83.5	24.6	53.4

Cash and cash equivalents:
Beginning	107.1	82.5	29.1
Ending	$190.6	$107.1	$82.5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$34.7	$29.8	$26.8
Cash paid during the year for income taxes	$37.7	$57.6	$46.0
See Notes to Consolidated Financial Statements.

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Nature of Business
SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company” or individually as “Holdings”) is a wholesale distributor of hardscapes (such as pavers, natural stone, and blocks), irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and total assets in Canada for all periods presented. As of December 28, 2025, the Company had over 670 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.
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
The following table summarizes the activity under the share repurchase program during the periods presented.

Fiscal Year	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
2023	90,000	$126.21	$363.6
2024	366,443	$140.97	$312.0
2025	816,888	$119.62	$214.3
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
The Consolidated Statements of Operations, Comprehensive Income, Equity and Redeemable Non-controlling Interest, and Cash Flows for the Company are presented for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023. The Consolidated Balance Sheets are presented for the fiscal years ended December 28, 2025 and December 29, 2024. The consolidated financial statements for the Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All intercompany balances and transactions have been eliminated in consolidation.

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
Fiscal year: The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 each included 52 weeks.
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
Activity in the allowance for doubtful accounts for the periods was as follows (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Beginning balance	$26.9	$27.3	$21.7
Provision for allowance	17.7	13.3	10.8
(Write-offs) recoveries, net	(11.3)	(13.7)	(5.2)
Ending balance	$33.3	$26.9	$27.3
Inventory: The majority of the Company’s inventories are valued at the lower of actual cost or estimated net realizable value, with cost determined by the first-in, first-out (“FIFO”) method. Inventory is primarily considered to be finished goods. The Company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review of planned and historical sales. The reserve for obsolete and excess inventory was $19.8 million and $15.1 million as of December 28, 2025 and December 29, 2024, respectively.
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
During the fourth quarter of 2025 and 2024, the Company consolidated or closed certain branches and other locations and determined that there were indicators of impairment with respect to the impacted asset groups, including operating lease ROU assets as well as property and equipment. A long-lived asset impairment test was performed during the fourth quarter of 2025 and 2024, which indicated that the fair value of certain asset groups was lower than their respective carrying values. Accordingly, in the 2025 Fiscal Year and the 2024 Fiscal Year the Company recorded impairment and other related charges of approximately $5.6 million and $11.4 million, respectively. The charges included a write down of approximately $4.4 million and $9.5 million, respectively, related to operating lease ROU assets, and approximately $0.5 million and $0.9 million, respectively, related to property and equipment. The long-lived asset impairment charges were recorded to Selling, general and administrative expenses on the Consolidated Statements of Operations. In addition, related to the consolidation and closure of the branches, a write-down of inventory to estimated net realizable value of approximately $0.4 million and other closure costs of approximately $0.3 million were recorded in the fourth quarter of 2025, and reclamation and repair costs of approximately $1.0 million were recorded in the fourth quarter of 2024. These were recorded to Selling, general and administrative expenses on the Consolidated Statements of Operations.

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
The Company recognized any differences between the variable interest rate payments and the fixed interest rate settlements from the swap counterparties as adjustments to interest expense over the life of the swaps. The Company had designated these swaps as cash flow hedges and recorded changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) (“AOCI”) on its Consolidated Balance Sheets. If it became probable the forecasted transactions would not occur, the hedge relationship would have been de-designated and amounts accumulated in AOCI would have been reclassified to Interest and other non-operating expenses, net in the current period. Future changes in the fair value of derivatives not designated as hedging instruments would be reported in Interest and other non-operating expenses, net in the Consolidated Statements of Operations.
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

Sales incentives: The Company offers rebates to certain customers, which are accrued based on sales volumes. In addition, the Company offers a points-based reward program that allows enrolled customers to earn loyalty rewards on purchases to be used on future purchases, to pay for annual customer trips hosted by the Company, or to obtain gift cards to other third-party retailers. The Company often receives cash payments from customers in advance of the Company’s performance of the customer loyalty rewards program resulting in contract liabilities, which are determined on a contract-by-contract basis. These contract liabilities are classified in Accrued liabilities on the Company’s Consolidated Balance Sheets. Refer to “Note 2. Revenue from Contracts with Customer” for further details regarding the Company’s customer loyalty rewards program.
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
Advertising costs: Advertising costs are charged to expense as incurred and were $14.4 million, $13.1 million, and $13.7 million, during the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
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
In November 2025 and 2024, the Company entered into agreements to become a limited partner in a tax-advantaged limited partnership investing in approved qualified renewable energy projects. The Company’s investments include a tax equity interest structured as an inverted lease and as a partnership flip. The carrying value of the investments is included in Other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued liabilities. The Company’s tax equity investments qualify for the application of the proportional amortization method (“PAM”), under which, the tax equity investments are amortized in proportion to the allocation of income tax credits and are recorded within Income tax expense in the Consolidated Statements of Operations. For its tax equity investment structured as an inverted lease, the Company recognizes deferred taxes on the basis difference to reflect the financial impact of other income tax benefits (e.g., tax operating losses) that are not included under PAM. These income tax credits and other income tax benefits received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
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

In accordance with ASC 810, the carrying value of the Redeemable non-controlling interest is remeasured each reporting period to allocate Net income (loss). In accordance with ASC 480, the carrying value is further adjusted to reflect the redemption value as if the security was redeemable as of the balance sheet date. Under ASC 480, the Company elected for the terms of the redemption feature to be fully considered in the measurement of Net income attributable to SiteOne with the offsetting entry for the redemption value adjustment recorded in Adjustment of non-controlling interest to redemption value in the Consolidated Statements of Operations. Should an adjustment to the redemption value of the Redeemable non-controlling interest exceed the then current fair value of the Redeemable non-controlling interest, the Company will apply the two-class method and reduce the EPS numerator by the portion of the periodic adjustment that reflects a redemption in excess of fair value. During the year ended December 28, 2025, the Company recorded adjustments to the carrying amount of the Redeemable non-controlling interest of $3.6 million. There were no adjustments recorded for the years ended December 29, 2024 and December 31, 2023. Refer to “Note 3. Acquisitions” for additional information on Devil Mountain.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 effective December 30, 2024 on a retrospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements as the requirements impact only annual income tax reporting disclosures in the Notes to the Company’s consolidated financial statements. Refer to “Note 9. Income Taxes” for additional information.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which revises the guidance in ASC 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 as of January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”), which revises the guidance in ASC 805 to clarify the requirements for identifying the accounting acquirer in a business combination that is effected by exchanging equity interests in which a variable interest entity is acquired. ASU 2025-03 is required to be adopted in the annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.
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
In November 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which amends the guidance in ASC 270 to clarify the applicability of interim disclosure requirements and enhance the navigability of the existing guidance. ASU 2025-11 provides a comprehensive list of required interim disclosures and establishes a new disclosure principle requiring entities to disclose events that occur after the end of the last annual reporting period. The new standard is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.
Note 2. Revenue from Contracts with Customers
The following table presents Net sales disaggregated by product category (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Landscaping products(a)	$3,619.7	$3,526.0	$3,359.6
Agronomic and other products(b)	1,085.1	1,014.6	941.6
	$4,704.8	$4,540.6	$4,301.2
______________
(a) Landscaping products include hardscapes, irrigation supplies, landscape accessories, nursery goods, and outdoor lighting.
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
As of December 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $21.0 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract Liabilities

As of December 28, 2025 and December 29, 2024, contract liabilities were $21.0 million and $16.3 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 28, 2025 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $18.0 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3. Acquisitions
The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The following table summarizes the impacts of the acquisitions entered into for the periods presented (in millions):

	December 28, 2025	December 29, 2024	December 31, 2023
Purchase price	$38.5	$138.0	$195.7
Deferred contingent consideration	$3.3	$6.9	$12.6
Assets acquired	$36.0	$181.5	$199.4
Liabilities assumed	$5.3	$50.9	$66.5
Excess purchase price attributed to goodwill	$11.1	$32.9	$75.4
The Company recorded the preliminary acquisition accounting for the acquisitions completed during the 2025 Fiscal Year at their estimated fair values as of the respective acquisition dates. The Company has completed the acquisition accounting for each acquisition made during the 2024 Fiscal Year and the 2023 Fiscal Year. As of December 28, 2025, the Company completed the following acquisitions since the start of the 2023 Fiscal Year.
•In November 2025, the Company acquired the assets and assumed the liabilities of French Broad Stone Yards, LLC (“French Broad”). With two locations in Arden and Brevard, North Carolina, French Broad is a wholesale distributor of hardscapes products to landscape professionals.
•In November 2025, the Company acquired the assets and assumed the liabilities of CC Landscaping Warehouse Plus, Inc. (“CC Landscaping”). With one location in Bradenton, Florida, CC Landscaping is a wholesale distributor of nursery products, bulk materials, and landscape supplies to landscape professionals.
•In October 2025, the Company acquired the assets and assumed the liabilities of Red’s Home and Garden, LP and Red’s Home and Garden GP, Inc. (collectively “Red’s Home and Garden”). With one location in Wilkesboro, North Carolina, Red’s Home and Garden is a wholesale distributor of nursery and hardscapes products to landscape professionals.
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

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in millions):

	December 28, 2025	December 29, 2024
Land	$24.6	$17.5
Buildings and leasehold improvements:
Buildings	15.5	10.3
Leasehold improvements	100.5	84.0
Branch equipment	134.1	133.4
Office furniture and fixtures and vehicles:
Office furniture and fixtures	38.5	35.0
Vehicles	54.7	67.5
Finance lease right-of-use assets	236.8	210.5
Mineral rights	2.2	2.2
Tooling	0.2	0.2
Construction in process	9.1	9.3
Total property and equipment, gross	616.2	569.9
Less: accumulated depreciation and amortization	320.8	277.8
Property and equipment, net	$295.4	$292.1
Amortization of finance ROU assets and depreciation expense was $80.7 million, $75.3 million, and $64.1 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, included in Other assets at December 28, 2025 and December 29, 2024 were $27.0 million and $25.2 million, less accumulated amortization of $12.5 million and $13.1 million, respectively. Amortization of these software costs was $4.5 million, $2.7 million, and $1.0 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Note 5. Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill for the years ended December 28, 2025 and December 29, 2024 are as follows (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024
Beginning balance	$518.1	$485.5
Goodwill acquired during the year	11.1	32.9
Goodwill adjusted during the year	1.2	(0.3)
Ending balance	$530.4	$518.1
Additions to goodwill during the years ended December 28, 2025 and December 29, 2024 related to the acquisitions during the 2025 Fiscal Year and the 2024 Fiscal Year as described in “Note 3. Acquisitions.” There have been no impairments of the Company’s goodwill for the years ended December 28, 2025 and December 29, 2024.

Intangible Assets
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		December 28, 2025			December 29, 2024
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	15.7 years	$599.6	$394.4	$205.2	$585.9	$347.0	$238.9
Trademarks and other	2.5 years	48.0	33.2	14.8	52.9	30.8	22.1
Total intangibles		$647.6	$427.6	$220.0	$638.8	$377.8	$261.0
During the year ended December 28, 2025, the Company recorded $15.3 million of intangible assets, including $13.7 million in Customer relationship intangibles and $1.6 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $12.6 million and $1.5 million, respectively, as a result of the acquisitions completed in 2025 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $1.1 million and $0.1 million, respectively, during the year ended December 28, 2025.
During the year ended December 29, 2024, the Company recorded $40.2 million of intangible assets, including $34.1 million in Customer relationship intangibles and $6.1 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $34.0 million and $6.3 million, respectively, as a result of the acquisitions completed in 2024 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $0.1 million and $(0.2) million, respectively, during the year ended December 29, 2024.
Customer relationship intangible assets are amortized over a weighted-average period of approximately 20 years. The Trademarks and other intangible assets are amortized over a weighted-average period of approximately five years.
Amortization expense for intangible assets for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 was $55.6 million, $61.0 million, and $62.6 million, respectively.
Total future amortization estimated as of December 28, 2025, is as follows (in millions):

Fiscal year ending:
2026	$47.1
2027	37.3
2028	29.0
2029	22.5
2030	17.9
Thereafter	66.2
Total future amortization	$220.0

Note 6. Leases

The components of lease expense were as follows (in millions):

Lease cost	Classification	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.7	$0.7	$—
Amortization of right-of-use assets	Selling, general and administrative expenses	34.3	28.3	19.9
Interest on lease liabilities	Interest and other non-operating expenses, net	9.2	7.1	4.0
Operating lease cost	Cost of goods sold	8.9	8.0	8.2
Operating lease cost	Selling, general and administrative expenses	110.2	109.5	87.7
Short-term lease cost	Cost of goods sold	0.7	0.5	—
Short-term lease cost	Selling, general and administrative expenses	5.0	4.2	3.3
Variable lease cost	Selling, general and administrative expenses	1.7	2.7	1.9
Sublease income	Selling, general and administrative expenses	(1.1)	(1.0)	(0.9)
Total lease cost		$169.6	$160.0	$124.1

Supplemental cash flow information related to leases was as follows (in millions):

Other information	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$9.2	$7.1	$4.0
Operating cash flows from operating leases	$116.6	$109.2	$96.0
Financing cash flows from finance leases	$32.5	$26.7	$18.5
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$38.1	$61.3	$51.4
Operating leases	$117.9	$109.6	$114.8

The aggregate future lease payments for operating and finance leases as of December 28, 2025 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2026	$109.2	$41.1
2027	105.0	37.3
2028	87.9	33.5
2029	71.9	25.3
2030	52.9	13.8
Thereafter	110.7	3.4
Total lease payments	537.6	154.4
Less: interest	77.8	19.6
Present value of lease liabilities	$459.8	$134.8

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	December 28, 2025	December 29, 2024
Weighted-average remaining lease term:
Finance leases	4.2 years	4.5 years
Operating leases	5.6 years	6.1 years
Weighted-average discount rate:
Finance leases	6.7%	6.5%
Operating leases	5.6%	5.5%

Note 7. Employee Benefit and Stock Incentive Plans
The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $17.4 million, $18.3 million, and $16.5 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020 (the “Effective Date”), the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserves 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of the Effective Date, were not subject to outstanding awards. No further grants of awards will be made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan will remain outstanding and will continue to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan, 2016 Plan, or Stock Incentive Plan that terminates, is forfeited, is repurchased, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations pursuant to any award under the 2020 Plan or 2016 Plan, will again be available for issuance. As of December 28, 2025, the aggregate number of shares that remain available to be issued under the 2020 Plan is 2,902,110.

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
There were no stock options granted in the 2025 Fiscal Year or the 2024 Fiscal Year. The estimated grant-date fair value of stock options granted in the 2023 Fiscal Year was calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

December 31, 2023
Risk-free interest rate	3.82%
Expected dividends	—
Expected volatility	43.5%
Expected term	6.25 years

The following table summarizes the information about stock options as of and for the years ended December 28, 2025 and December 29, 2024:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	837.0	$80.40	5.0 years	$70.0
Granted	—	$—
Exercised	(129.2)	$43.33
Expired or forfeited	(3.0)	$166.87
Outstanding as of December 29, 2024	704.8	$86.83	4.3 years	$38.5
Granted	—	$—
Exercised	(224.5)	$42.98
Expired or forfeited	(11.6)	$165.97
Outstanding as of December 28, 2025	468.7	$105.89	3.9 years	$16.2
Exercisable as of December 28, 2025(a)	426.6	$100.88	3.6 years	$16.1
Unvested and expected to vest after December 28, 2025	42.1	$156.61	6.5 years	$0.1
______________
(a) Does not include 16.4 thousand stock options granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they are not exercisable.

The following table summarizes other stock-based compensation award activities for the year ended December 28, 2025 (in thousands):

	RSUs	DSUs	PSUs
Outstanding as of December 29, 2024	288.8	58.1	95.9
Granted	170.6	4.5	56.7
Exercised/Vested/Settled(a)	(105.5)	—	(0.3)
Expired or forfeited	(19.2)	—	(27.8)
Outstanding as of December 28, 2025	334.7	62.6	124.5
______________
(a) Does not include 92.0 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

There were no stock options granted during the years ended December 28, 2025 and December 29, 2024. The weighted average grant date fair value of awards granted were as follows:

	December 28, 2025	December 29, 2024
RSUs	$134.10	$153.94
DSUs	$124.42	$156.14
PSUs(a)	$135.83	$157.59
______________
(a) Includes PSUs granted and settled during the year ended December 29, 2024 at greater than 100% of their original grant amount.

A summary of stock-based compensation expense recognized during the periods was as follows (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Stock options(a)	$1.6	$2.5	$4.7
RSUs(a)	22.2	18.7	15.1
DSUs	0.6	0.7	0.4
PSUs	2.6	3.1	5.5
Total stock-based compensation	$27.0	$25.0	$25.7
______________
(a) Stock-based compensation expense for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $4.0 million related to RSUs for the year ended December 28, 2025, $3.3 million related to RSUs for the year ended December 29, 2024, and $1.2 million related to stock options and $2.2 million related to RSUs for the year ended December 31, 2023.

A summary of unrecognized stock-based compensation expense was as follows:

	December 28, 2025		December 29, 2024
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$0.5	0.9 years	$2.3	1.6 years
RSUs	$24.0	2.5 years	$25.7	2.6 years
DSUs	$0.2	0.9 years	$0.3	1.0 years
PSUs	$7.3	1.7 years	$6.9	1.8 years

Note 8. Long-Term Debt
Long-term debt was as follows (in millions):

	December 28, 2025	December 29, 2024
ABL facility	$—	$—
Subsidiary ABL facility	0.6	0.2
Term loans	388.8	392.7
Hybrid debt instruments	—	0.4
Total gross long-term debt	389.4	393.3
Less: unamortized debt issuance costs and discounts on debt	(4.0)	(5.1)
Total debt	$385.4	$388.2
Less: current portion	(3.9)	(4.3)
Total long-term debt	$381.5	$383.9

ABL Facility
SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $577.8 million and $581.2 million as of December 28, 2025 and December 29, 2024, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.
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
There was no outstanding balance under the ABL Facility as of December 28, 2025 and December 29, 2024. The commitment fee on unfunded amounts was 0.25% as of December 28, 2025 and December 29, 2024.
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
The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of December 28, 2025, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The Devil Mountain ABL Facility will mature on April 30, 2029. The interest rates on the outstanding balance under the Devil Mountain ABL Facility were 5.77272% and 6.65265% as of December 28, 2025 and December 29, 2024, respectively. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of December 28, 2025.
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

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rates on the outstanding balance of the Tranche B Term Loans were 5.50012% and 6.27397% as of December 28, 2025 and December 29, 2024, respectively.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of December 28, 2025, the Company was in compliance with all of the Second Amendment covenants.

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
Interest Expense
During the years ended December 28, 2025, December 29, 2024, and December 31, 2023, the Company incurred total interest expense of $35.0 million, $31.9 million, and $27.1 million, respectively, of which $26.2 million, $22.8 million, and $23.0 million, respectively, related to interest on the asset-based credit facilities and the term loans. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the Second Amendment, unamortized debt issuance costs and discounts in the amount of $1.8 million were written off to expense and new debt fees and issuance costs of $2.2 million were capitalized during the year ended December 29, 2024, in accordance with ASC 470-50, “Debt Modifications and Extinguishments”. As a result of the Increase Supplement, new debt fees and issuance costs of $1.8 million were capitalized during the year ended December 31, 2023. No gain or loss was recorded as it related to all participating lenders for the years ended December 28, 2025 and December 29, 2024. Amortization expense related to debt issuance costs and discounts was $1.2 million, $1.3 million, and $1.2 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The remaining $7.6 million, $6.0 million, and $2.9 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
Hybrid Debt Instruments
During the first quarter of 2021, the Company reclassified $5.9 million from Accrued liabilities and Other long-term liabilities to long-term debt with $1.5 million classified as Long-term debt, current portion and $4.4 million classified as Long-term debt, less current portion on its Consolidated Balance Sheets since the interest rate swap arrangements executed on March 23, 2021 were determined to be hybrid debt instruments containing embedded at-market swap derivatives. As of December 28, 2025, there was no outstanding amount as the interest rate swaps were terminated upon maturity on March 23, 2025. As of December 29, 2024, the outstanding amount of approximately $0.4 million was classified as Long-term debt, current portion on the Company’s Consolidated Balance Sheets. Refer to “Interest Rate Swaps” below for additional information regarding interest rate swaps and hybrid debt instruments.
Debt Maturities
Maturities of long-term debt outstanding, in principal amounts at December 28, 2025, are summarized below (in millions):

Fiscal year:
2026	$4.9
2027	3.9
2028	3.9
2029	4.6
2030	372.1
Thereafter	—
Total	$389.4

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
On March 23, 2021, the Company restructured the interest rate swap positions of its forward-starting interest rate swaps 4, 5, and 6 to extend the terms to maturity using a strategy referred to as a “blend and extend” in order to continue to manage its exposure to interest rate risk on borrowings under the term loans. Refer to “Term Loans” and “Amendments of the Term Loans” above for additional information regarding the Company’s term loans. As a result of these transactions, all existing agreements for forward-starting interest rate swaps 4, 5, and 6 at that time were amended and restructured as new agreements designated by the Company as interest rate swaps 7, 8, and 9 with the same counterparties. Each of the liability positions of the forward-starting interest rate swaps were blended into the amended interest rate swap agreements and the term of the hedged positions were extended to mature on March 23, 2025. Due to the size of the initial net investment amounts resulting from the termination values of the forward-starting interest rate swaps that were rolled into the interest rate swap arrangements, interest rate swaps 7, 8, and 9 were determined to be hybrid debt instruments containing embedded at-market interest rate swap derivatives. As a result, the Company bifurcated the derivative instruments from the debt host instruments for accounting purposes. Refer to “Hybrid Debt Instruments” above for additional information regarding the Company’s hybrid debt instruments.
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

The following table summarizes the fair value of the derivative instruments and the respective lines in which they were recorded in the Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024 (in millions):

	Derivative Assets
	December 28, 2025		December 29, 2024
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$1.7
Total derivative assets		$—		$1.7

To the extent the interest rate swaps designated as hedging instruments were determined to be ineffective, the Company recognized the changes in the estimated fair value of the swaps in earnings. For the years ended December 28, 2025 and December 29, 2024, there was no ineffectiveness recognized in earnings.

The table below provides details regarding pre-tax amounts in AOCI and gain (loss) reclassified into income for derivatives designated as cash flow hedges for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 (in millions):

Derivatives designated as cash flow hedges	December 28, 2025	December 29, 2024	December 31, 2023
Interest rate contracts
Gain Recorded in Other Comprehensive Income	$0.1	$1.4	$3.0
Gain Reclassified from AOCI into Income(a)	$1.8	$9.4	$9.6
______________
(a) Gain Reclassified from AOCI into Income is presented within Interest and other non-operating expense, net within the Consolidated Statements of Operations for all periods presented.

The table below provides details regarding gain (loss) reclassified from AOCI into income for derivatives not designated as hedging instruments for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 (in millions):

Derivatives not designated as hedging instruments	December 28, 2025	December 29, 2024	December 31, 2023
Interest rate contracts
Loss Reclassified from AOCI into Income(a)	$—	$—	$(0.1)
______________
(a) Loss Reclassified from AOCI into Income is presented within Interest and other non-operating expense, net within the Consolidated Statements of Operations for all periods presented.

Failure of the swap counterparties to make payments would have resulted in the loss of any potential benefit to the Company under the swap agreements. In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements. Additionally, failure of the swap counterparties would not eliminate the Company’s obligation to continue to make payments under the existing swap agreements if it continues to be in a net pay position.

Note 9. Income Taxes

The Company recorded Income tax expense of $45.7 million, $36.0 million, and $49.8 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
Components of Income before taxes were as follows (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
U.S.	$202.2	$163.9	$221.1
Foreign	0.9	(3.5)	2.1
Total	$203.1	$160.4	$223.2

Components of Income tax expense were as follows (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Current income tax expense:
U.S. federal	$29.8	$37.6	$49.9
U.S. state and local	11.6	9.4	13.6
Foreign	0.5	—	0.8
Total current	41.9	47.0	64.3
Deferred income tax expense (benefit):
U.S. federal	5.1	(9.0)	(11.6)
U.S. state and local	(1.1)	(1.2)	(2.7)
Foreign	(0.2)	(0.8)	(0.2)
Total deferred	3.8	(11.0)	(14.5)
Income tax expense	$45.7	$36.0	$49.8

The amounts of cash income taxes (net of refunds) paid by the Company were as follows (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Income taxes paid
U.S. federal	$29.0	$43.0	$33.0
U.S. state and local(a)	9.2	13.8	12.0
Foreign	(0.5)	0.8	1.0
Total income taxes paid	$37.7	$57.6	$46.0
______________
(a) Cash income taxes paid (net of refunds) in California was $2.0 million and $2.4 million for the years ended December 28, 2025 and December 31, 2023, respectively. No jurisdiction exceeded the five percent threshold for the year ended December 29, 2024.

The Company’s effective tax rate was 22.5%, 22.4%, and 22.3% for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The following table provides a reconciliation of Income tax expense at the statutory U.S. federal tax rate to actual Income tax expense for the periods presented (in millions):

	For the year December 30, 2024 to December 28, 2025		For the year January 1, 2024 to December 29, 2024		For the year January 2, 2023 to December 31, 2023
	Total	%	Total	%	Total	%
Income before taxes	$203.1		$160.4		$223.2
U.S. federal statutory expense	42.7	21.0%	33.7	21.0%	46.9	21.0%
Increases (decreases) in income tax from:
State and local income taxes, net(a)(b)	8.1	4.0%	6.2	3.9%	8.1	3.6%
Foreign tax effects
Canada	—	—%	(0.1)	(0.1)%	0.1	—%
Tax credits	(0.8)	(0.4)%	(1.1)	(0.7)%	(1.4)	(0.6)%
Nontaxable or nondeductible items
Permanent share-based payment awards	(3.1)	(1.5)%	(2.9)	(1.8)%	(5.2)	(2.3)%
Other	1.1	0.5%	2.0	1.2%	2.3	1.0%
Other Adjustments
Investment in partnership	(1.0)	(0.5)%	(1.9)	(1.2)%	—	—%
Other	(1.3)	(0.6)%	0.1	0.1%	(1.0)	(0.4)%
Income tax expense	$45.7	22.5%	$36.0	22.4%	$49.8	22.3%
______________
(a) For the year ended December 28, 2025 state taxes in California, Florida, Texas, New Jersey, and Massachusetts made up the majority (greater than 50%) of the tax effect in this category. For the year ended December 29, 2024, state taxes in California, Florida, and Texas made up the majority (greater than 50%) of the tax effect in this category. For the year ended December 31, 2023 state taxes in California, Florida, Massachusetts, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.
(b) Includes excess tax benefits of $(0.7) million, $(0.6) million, and $(1.1) million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Undistributed earnings of the Company’s foreign subsidiaries are approximately $24.6 million as of December 28, 2025. Those earnings are considered indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to U.S. income taxes, state and local income taxes, and withholding taxes payable to the foreign country. From a U.S. income tax perspective, however, the Company expects to claim a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.2 million may be payable upon remittance of all previously unremitted earnings as of December 28, 2025.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities, tax credits, and loss carryforwards. The significant components of deferred income taxes are as follows (in millions):

	December 28, 2025	December 29, 2024
Deferred tax assets:
Net operating losses	$2.0	$2.0
Allowance for uncollectible accounts	18.3	14.3
Inventory	6.6	7.3
Intangible assets	26.9	21.0
Investments in partnerships	0.8	—
Accrued compensation	5.2	4.7
Stock compensation	12.4	10.8
Environmental reserve	—	0.6
Deferred transaction costs	2.9	3.3
Operating lease liabilities	114.0	106.5
Capitalized research and development expenditures	2.6	12.3
Other	5.3	4.4
Total gross deferred tax assets	197.0	187.2
Valuation allowance	(2.0)	(1.5)
Total net deferred tax assets	195.0	185.7
Deferred tax liabilities:
Fixed assets and land	(42.2)	(40.0)
Goodwill	(30.9)	(23.6)
Operating lease right-of-use assets	(106.0)	(99.5)
Interest rate swaps	—	(0.4)
Investments in partnerships	—	(2.5)
Other	(1.2)	(1.2)
Total deferred tax liabilities	(180.3)	(167.2)
Net deferred tax assets	$14.7	$18.5

Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	December 28, 2025	December 29, 2024
U.S. federal net deferred tax assets	$5.8	$10.6
U.S. state and local net deferred tax assets	7.4	6.3
Foreign net deferred tax assets	1.5	1.6
U.S. federal, state and local, and foreign net deferred tax assets	14.7	18.5

Net deferred tax assets	$14.7	$18.5

The Company evaluates its deferred tax assets to determine the need for a valuation allowance, and to conclude whether it is more likely than not that those deferred income tax assets will be realized. Management assesses the available positive and negative evidence to establish whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 28, 2025 and December 29, 2024, a valuation allowance of $2.0 million and $1.5 million, respectively, was recorded against deferred tax assets related primarily to state net operating loss carryforwards the Company believes are more likely than not to expire unused. Activity within the tax valuation allowance for the periods was as follows (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Beginning balance	$1.5	$2.7	$3.4
Increase in valuation allowance	0.5	—	—
Decrease in valuation allowance	—	(1.2)	(0.7)
Ending balance	$2.0	$1.5	$2.7

As of December 28, 2025, the Company had available tax-effected state net operating loss carryforwards of $2.0 million that generally expire at various dates through 2037 and 2044, respectively, if not utilized.

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

The Company is subject to U.S. federal income tax, income tax in multiple state jurisdictions, and Canadian federal and provincial income tax with respect to its foreign subsidiaries. With limited exceptions, years prior to the 2022 Fiscal Year are no longer open to U.S. federal, state, and local examination by the taxing authorities.

Tax Equity Investment:

In November 2025 and 2024, the Company entered into agreements to become a limited partner in a tax-advantaged limited partnership investing in approved qualified renewable energy projects. The Company’s tax equity investments qualify for the application of PAM, under which, the Company amortized the initial cost of the investments, inclusive of the delayed equity contributions, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, were recognized in the Consolidated Statements of Operations as a component of Income tax expense. The carrying value of the tax equity investments was $3.0 million and $0.5 million for the years ended December 28, 2025 and December 29, 2024, respectively, and was recorded in Other assets on the Consolidated Balance Sheets.

The following table presents the amounts recognized under PAM for income tax credits and other income tax benefits, as well as amortization of investment, the net effect of which is presented as a component of Income tax expense in the Consolidated Statements of Operations, and Other assets in the Consolidated Statements of Cash Flows, for the years ended December 28, 2025 and December 29, 2024 (in millions):

	December 28, 2025	December 29, 2024
Tax credits and other benefits recognized	$(14.5)	$(11.4)
Amortization of investment	$13.3	$9.5

During the years ended December 28, 2025 and December 29, 2024, the Company recorded an immaterial amount of non-income tax-related income associated with the tax equity investments. There was no impairment of the Company’s tax equity investments during the years ended December 28, 2025 and December 29, 2024.

Refer to “Note 1. Nature of Business and Significant Accounting Policies” for additional information regarding tax equity investments.

One Big Beautiful Bill Act

On July 4, 2025, the U.S. enacted new tax legislation commonly referred to as the One Big Beautiful Bill Act, which included changes in tax laws that affected the Company’s deferred tax and income tax receivable as a result of reinstating the 100% bonus depreciation provision for assets placed in service after January 19, 2025, and restoring the full expensing of qualifying domestic research and development expenditures. The Company does not expect any material changes to the consolidated financial statements or ongoing tax rate as a result of this legislation.
Note 10. Commitments and Contingencies

Litigation

From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to amounts accrued would not have a material effect on the Company’s assets and liabilities as of December 28, 2025 and December 29, 2024, and sales, expenses, changes in equity, and cash flows for the years ended December 28, 2025, December 29, 2024, and December 31, 2023.

Environmental Liability

As part of the sale by LESCO of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. As part of the acquisition of a majority stake in the Company in December 2013 by CD&R from Deere, Deere agreed to pay the first $2.5 million of this liability and the Company’s exposure was capped at $2.4 million. In September 2025, the Company and Deere entered into agreements to settle and resolve the environmental liability arising from the LESCO sale. Under these agreements, a lump-sum settlement payment was made on September 30, 2025 to the purchaser of the LESCO manufacturing assets in exchange for a release of all related claims against both the Company and Deere, as well as the termination of certain indemnification obligations under the original LESCO sale agreement. The Company’s share of the settlement payment was $0.5 million.

During the year ended December 28, 2025, the Company recognized approximately $1.9 million in Other income, reflecting the release of its previously recorded environmental liability, net of the related indemnification asset. As of December 28, 2025, the Company had no remaining environmental liability and the related indemnification asset was derecognized. As of December 29, 2024, the Company had recorded an undiscounted environmental liability of $3.9 million in Other long-term liabilities, representing the estimated future remediation costs, and an indemnification asset in Other assets of $1.5 million.

Letters of Credit

As of December 28, 2025 and December 29, 2024, outstanding letters of credit were $22.2 million and $18.8 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

Purchase Commitments

The Company has entered into contracts with various farmers that obligate the Company to purchase certain nursery products and grass seeds. These contracts run through fiscal year 2028. The total future obligation was $46.7 million as of December 28, 2025 with expected payments of $30.7 million, $14.1 million, and $1.9 million during fiscal years 2026, 2027, and 2028, respectively. The Company’s purchases were $69.0 million, $70.1 million, and $73.9 million for the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The Company also contracted with a supplier beginning in 2020 and subsequently amended the contract in 2021 to purchase an aggregate minimum of 18,000 tons of fertilizer annually for 10 years or until the total purchase commitment of 180,000 tons of product is fulfilled. If the Company does not meet minimum volume commitments, the Company must pay a $195 per tonnage shortfall. As of December 28, 2025, the total remaining amount contracted with this supplier was $10.2 million. Other supplier contracts total $19.0 million for arrangements that run through fiscal year 2027. In addition, the Company has entered into various service commitments, of which, the maximum total future obligation was $52.0 million as of December 28, 2025.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the years ended December 28, 2025, December 29, 2024, and December 31, 2023:

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Shares used in the computation of basic earnings per share	44,831,332	45,244,491	45,112,977
Effect of dilutive securities:
Stock options	207,106	340,190	492,075
RSUs and PSUs	30,085	37,232	71,686
DSUs	14,873	13,164	9,530
Shares used in the computation of diluted earnings per share	45,083,396	45,635,077	45,686,268

The diluted earnings per common share calculation for the years ended December 28, 2025, December 29, 2024, and December 31, 2023 excluded the effect of 197,804, 189,864, and 182,467 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	For the year December 30, 2024 to December 28, 2025	For the year January 1, 2024 to December 29, 2024	For the year January 2, 2023 to December 31, 2023
Net sales	$4,704.8	$4,540.6	$4,301.2

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	2,800.1	2,750.6	2,617.7
Freight, handling, and distribution expenses	181.2	151.3	136.0
Other Cost of goods sold(a)(b)	88.3	78.6	56.3

Selling, general and administrative expenses:
Compensation expenses	818.3	776.1	703.8
Facility expenses	249.5	245.1	213.9
Depreciation and amortization expenses	134.2	131.9	124.7
Delivery expenses	72.6	77.0	58.4
Other Selling, general and administrative expenses(c)	141.0	155.0	155.8

Other income	(18.5)	(17.3)	(15.7)
Interest and other non-operating expenses, net	35.0	31.9	27.1
Income tax expense	45.7	36.0	49.8
Net income	$157.4	$124.4	$173.4
_____________
(a) Includes depreciation and amortization expenses of $6.6 million, $7.1 million, and $3.0 million for the periods ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
(b) Primarily includes inventory production, obsolescence, and customer program costs.
(c) Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by capitalization of overhead expenses.

Note 13. Subsequent Events
Acquisitions
On January 13, 2026, the Company acquired the assets and assumed the liabilities of Bourget Flagstone Co., a division of Bourget Bros. Building Materials Inc. (“Bourget Flagstone”). With one location in Santa Monica, California, Bourget Flagstone is a wholesale distributor of hardscapes products to landscape professionals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of December 28, 2025. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 28, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 28, 2025. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our assessment, we believe that, as of December 28, 2025, our internal control over financial reporting was effective at a reasonable assurance level based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management excluded Pacific Nurseries, Green Trade, Grove Nursery, Nashville Nursery, Autumn Ridge, Red’s Home and Garden, CC Landscaping, and French Broad from its annual report on internal control over financial reporting as of December 28, 2025. These excluded acquisitions collectively represented less than 1% of the Company’s consolidated Total assets (excluding goodwill and intangible assets acquired in the transactions, which are included in management’s report on internal control over financial reporting) and less than 1% of the Company’s consolidated Net sales as of and for the year ended December 28, 2025.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SiteOne Landscape Supply, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SiteOne Landscape Supply, Inc. and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting management excluded Pacific Nurseries, Green Trade, Grove Nursery, Nashville Nursery, Autumn Ridge, Red’s Home and Garden, CC Landscaping, and French Broad from its annual report on internal control over financial reporting as of December 28, 2025. These excluded acquisitions collectively represented less than 1% of the Company’s consolidated Total assets (excluding goodwill and intangible assets acquired in the transactions, which are included in management’s report on internal control over financial reporting) and less than 1% of the Company’s consolidated Net sales as of and for the year ended December 28, 2025. Accordingly, our audit did not include the internal control over financial reporting at Pacific Nurseries, Green Trade, Grove Nursery, Nashville Nursery, Autumn Ridge, Red’s Home and Garden, CC Landscaping, and French Broad.
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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 19, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 28, 2025, none of our directors or executive officers adopted, modified, or terminated contracts, instructions, or written plans for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by this Item for SiteOne will be set forth in SiteOne’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated by reference. SiteOne has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

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

3.2
Fourth Amended and Restated By-laws of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc. filed May 19, 2025.

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

10.71†

Letter Agreement between Briley Brisendine and the Company, dated March 28, 2025, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed on March 28, 2025.

10.72†
Summary of Non-Employee Director Compensation, as amended and restated on May 14, 2025, is incorporated by reference to Exhibit 10.1 to the Form 10-Q of SiteOne Landscape Supply, Inc., filed July 30, 2025.

19.1	SiteOne Landscape Supply, Inc. Insider Trading Policy, is incorporated by reference to Exhibit 19.1 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 20, 2025.

21.1*	List of Subsidiaries of SiteOne Landscape Supply, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer of SiteOne Landscape Supply, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy of SiteOne Landscape Supply, Inc., is incorporated by reference to Exhibit 97 to the Form 10-K of SiteOne Landscape Supply, Inc., filed February 22, 2024.

101*
The following audited financial information from this Annual Report on Form 10-K for the year ended December 28, 2025 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity and Redeemable Non-controlling Interest, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.
(Registrant)

Date:	February 19, 2026	By:	/s/ Eric J. Elema
			Name:	Eric J. Elema
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 19, 2026	By:	/s/ Doug Black
			Name:	Doug Black
			Title:	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

Date:	February 19, 2026	By:	/s/ Eric J. Elema
			Name:	Eric J. Elema
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:	February 19, 2026	By:	/s/ Fred M. Diaz
			Name:	Fred M. Diaz
			Title:	Director

Date:	February 19, 2026	By:	/s/ William W. Douglas, III
			Name:	William W. Douglas, III
			Title:	Director

Date:	February 19, 2026	By:	/s/ Larisa J. Drake
			Name:	Larisa J. Drake
			Title:	Director

Date:	February 19, 2026	By:	/s/ W. Roy Dunbar
			Name:	W. Roy Dunbar
			Title:	Director

Date:	February 19, 2026	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	February 19, 2026	By:	/s/ Judith S. Sansone
			Name:	Judith S. Sansone
			Title:	Director

Date:	February 19, 2026	By:	/s/ Jack L. Wyszomierski
			Name:	Jack L. Wyszomierski
			Title:	Director

Schedule I - SiteOne Landscape Supply, Inc.’s Condensed Financial Statements

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Balance Sheets
(In millions, except share data)

	December 28, 2025	December 29, 2024
Assets
Investment in wholly-owned subsidiary	$1,658.9	$1,572.1
Deferred tax asset (Note 3)	0.3	0.4
Total assets	$1,659.2	$1,572.5

Liabilities and Stockholders' Equity
Total liabilities	$—	$—

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,895,384 and 45,601,760 shares issued, and 44,390,032 and 44,913,296 shares outstanding at December 28, 2025 and December 29, 2024, respectively	0.5	0.5
Additional paid-in capital	658.1	626.5
Retained earnings	1,191.7	1,039.9
Accumulated other comprehensive loss	(4.9)	(6.1)
Treasury stock, at cost, 1,505,352 and 688,464 shares at December 28, 2025 and December 29, 2024, respectively	(186.2)	(88.3)
Total stockholders' equity	1,659.2	1,572.5
Total liabilities and stockholders' equity	$1,659.2	$1,572.5
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Operations and Comprehensive Income
(In millions)

	For the year
	December 30, 2024	January 1, 2024	January 2, 2023
	to December 28, 2025	to December 29, 2024	to December 31, 2023
Equity in Net income of subsidiary	$151.8	$123.6	$173.4

Income before taxes	151.8	123.6	173.4
Net income attributable to SiteOne	$151.8	$123.6	$173.4

Other comprehensive income (loss), net of tax	1.2	(10.3)	(3.5)
Comprehensive income attributable to SiteOne	$153.0	$113.3	$169.9
See Notes to Condensed Financial Statements.

SiteOne Landscape Supply, Inc.
Parent Company Only
Condensed Statements of Cash Flows
(In millions)

	For the year
	December 30, 2024	January 1, 2024	January 2, 2023
	to December 28, 2025	to December 29, 2024	to December 31, 2023
Cash Flows from Operating Activities:
Net income attributable to SiteOne	$151.8	$123.6	$173.4
Adjustments to reconcile Net income attributable to SiteOne to net cash provided by operating activities:
Equity in Net income of subsidiary	(151.8)	(123.6)	(173.4)
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	98.3	51.3	12.0
Net cash provided by investing activities	$98.3	$51.3	$12.0

Cash Flows from Financing Activities:
Repurchases of common shares	(98.3)	(51.3)	(12.0)
Net cash used in financing activities	$(98.3)	$(51.3)	$(12.0)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
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
The following table summarizes the activity under the share repurchase program during the periods presented.

Fiscal Year	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
2023	90,000	$126.21	$363.6
2024	366,443	$140.97	$312.0
2025	816,888	$119.62	$214.3

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
Note 3. Income Taxes
In connection with the CD&R Acquisition, transaction expenses of $9.8 million were recorded within the period ended December 29, 2013. Of the $9.8 million of total transaction expenses, $3.7 million of these expenses were not deductible for tax purposes and the remaining $6.1 million ($2.2 million tax-effected) were capitalized for tax purposes as a deferred tax asset. Amortization of the deferred tax asset for the years ended December 28, 2025 and December 29, 2024 was $0.4 million ($0.1 million tax-effected) and $0.4 million ($0.0 million tax-effected), respectively, which gives rise to a net operating loss and current tax benefit that offsets the deferred tax expense by the same amount. As of December 28, 2025, the deferred tax asset related to these transaction expenses has a balance of $0.3 million.