Form 10-Q
period 2026-03-29
SiteOne Landscape Supply, Inc.
filed 2026-04-29
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of April 24, 2026
Common Stock, $0.01 par value per share	44,308,229

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
•competitive industry pressures;
•supply chain disruptions (including as a result of geopolitical conflicts, the imposition of U.S. tariff policies or any changes affecting tariffs resulting from the recent U.S. Supreme Court decision), product or labor shortages, and the loss of key suppliers;
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
•threats from terrorism, violence, uncertain political conditions, and geopolitical conflicts with Iran as well as the ongoing conflict between Russia and Ukraine and other disruptions in the Middle East; and
•risks related to other factors discussed in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	March 29, 2026	December 28, 2025
Current assets:
Cash and cash equivalents	$84.0	$190.6
Accounts receivable, net of allowance for doubtful accounts of $34.9 and $33.3, respectively	576.8	546.8
Inventory, net	1,107.9	876.5
Income tax receivable	32.9	22.4
Prepaid expenses and other current assets	80.4	62.5
Total current assets	1,882.0	1,698.8

Property and equipment, net (Note 5)	304.3	295.4
Operating lease right-of-use assets, net (Note 7)	443.9	439.7
Goodwill (Note 6)	567.7	530.4
Intangible assets, net (Note 6)	231.8	220.0
Deferred tax assets	9.0	14.7
Other assets	18.8	20.6
Total assets	$3,457.5	$3,219.6

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$454.0	$310.8
Current portion of finance leases (Note 7)	33.6	33.2
Current portion of operating leases (Note 7)	98.4	97.3
Accrued compensation	63.0	104.6
Long-term debt, current portion (Note 9)	3.9	3.9
Accrued liabilities	155.7	137.0
Total current liabilities	808.6	686.8

Other long-term liabilities	4.0	4.0
Finance leases, less current portion (Note 7)	99.1	101.6
Operating leases, less current portion (Note 7)	365.8	362.5
Long-term debt, less current portion (Note 9)	531.9	381.5
Total liabilities	1,809.4	1,536.4

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	26.5	24.0

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,973,827 and 45,895,384 shares issued, and 44,313,345 and 44,390,032 shares outstanding at March 29, 2026 and December 28, 2025, respectively	0.5	0.5
Additional paid-in capital	667.9	658.1
Retained earnings	1,165.1	1,191.7
Accumulated other comprehensive loss	(5.7)	(4.9)
Treasury stock, at cost, 1,660,482 and 1,505,352 shares at March 29, 2026 and December 28, 2025, respectively	(206.2)	(186.2)
Total stockholders' equity	1,621.6	1,659.2
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,457.5	$3,219.6
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net sales	$940.1	$939.4
Cost of goods sold	621.3	629.6
Gross profit	318.8	309.8

Selling, general and administrative expenses	349.9	343.2
Other income	5.2	3.9
Operating loss	(25.9)	(29.5)

Interest and other non-operating expenses, net	8.0	7.4
Loss before taxes	(33.9)	(36.9)
Income tax benefit	(9.8)	(9.4)
Net loss	(24.1)	(27.5)

Less:
Net loss attributable to non-controlling interest	(0.1)	(0.2)
Adjustment of non-controlling interest to redemption value	2.6	—
Net loss attributable to SiteOne	$(26.6)	$(27.3)

Net loss per common share:
Basic	$(0.60)	$(0.61)
Diluted	$(0.60)	$(0.61)
Weighted average number of common shares outstanding:
Basic	44,586,582	45,084,610
Diluted	44,586,582	45,084,610
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net loss	$(24.1)	$(27.5)
Other comprehensive loss:
Foreign currency translation adjustments	(0.8)	0.3
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $— and $0.4, respectively	—	(1.3)
Total other comprehensive loss	(0.8)	(1.0)
Comprehensive loss	(24.9)	(28.5)
Less: Comprehensive loss attributable to non-controlling interest	(0.1)	(0.2)
Comprehensive loss attributable to SiteOne	$(24.8)	$(28.3)
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 28, 2025	44,390.0	$0.5	$658.1	$1,191.7	$(4.9)	$(186.2)	$1,659.2	$24.0
Net loss attributable to SiteOne	—	—	—	(26.6)	—	—	(26.6)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.1)
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	2.6
Other comprehensive loss	—	—	—	—	(0.8)	—	(0.8)	—
Issuance of common shares under stock-based compensation plan	78.4	—	(4.4)	—	—	—	(4.4)	—
Stock-based compensation	—	—	14.2	—	—	—	14.2	—
Repurchases of common shares	(155.1)	—	—	—	—	(20.0)	(20.0)	—
Balance at March 29, 2026	44,313.3	$0.5	$667.9	$1,165.1	$(5.7)	$(206.2)	$1,621.6	$26.5

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
Net loss attributable to SiteOne	—	—	—	(27.3)	—	—	(27.3)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	65.1	—	(3.3)	—	—	—	(3.3)	—
Stock-based compensation	—	—	13.6	—	—	—	13.6	—
Repurchases of common shares	(28.7)	—	—	—	—	(3.5)	(3.5)	—
Balance at March 30, 2025	44,949.7	$0.5	$636.8	$1,012.6	$(7.1)	$(91.8)	$1,551.0	$19.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash Flows from Operating Activities:
Net loss	$(24.1)	$(27.5)
Adjustments to reconcile Net loss to net cash used in by operating activities:
Amortization of finance lease right-of-use assets and depreciation	20.4	19.9
Stock-based compensation	14.2	13.6
Amortization of software and intangible assets	14.7	15.5
Amortization of debt related costs	0.3	0.3
Gain on sale of equipment	(1.6)	(0.2)
Other	(0.4)	(2.7)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(15.4)	(14.3)
Inventory	(203.7)	(204.4)
Income tax receivable	(10.5)	(9.4)
Prepaid expenses and other assets	(11.3)	(17.8)
Accounts payable	124.0	118.8
Accrued expenses and other liabilities	(28.7)	(21.4)
Net Cash Used In Operating Activities	$(122.1)	$(129.6)

Cash Flows from Investing Activities:
Purchases of property and equipment	(23.0)	(14.8)
Purchases of intangible assets	(5.0)	—
Acquisitions, net of cash acquired	(75.9)	(7.1)
Proceeds from the sale of property and equipment	2.3	0.9
Net Cash Used In Investing Activities	$(101.6)	$(21.0)

Cash Flows from Financing Activities:
Equity proceeds from common stock	0.7	0.8
Repurchases of common shares	(20.0)	(3.8)
Repayments under term loan	(1.0)	(1.0)
Borrowings on asset-based credit facilities	205.2	220.5
Repayments on asset-based credit facilities	(54.1)	(104.5)
Payments on finance lease obligations	(8.5)	(7.7)
Other financing activities	(5.0)	(4.3)
Net Cash Provided By Financing Activities	$117.3	$100.0

Effect of exchange rate on cash	(0.2)	0.1
Net change in cash	(106.6)	(50.5)
Cash and cash equivalents:
Beginning	190.6	107.1
Ending	$84.0	$56.6

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$8.1	$5.8
Cash paid during the year for income taxes	$1.1	$—
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of hardscapes (such as pavers, natural stone, and blocks), fertilizer and control products (e.g., herbicides), irrigation supplies, landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than two percent of sales and less than three percent of total assets in Canada for all periods presented. As of March 29, 2026, the Company had over 680 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the three months ended March 29, 2026.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	155,130	$128.90	$194.3

Redeemable Non-controlling Interest

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (Topic 480), the Company adjusted the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of the balance sheet date. During the three months ended March 29, 2026, the Company made an adjustment to the carrying amount of the Redeemable non-controlling interest of $2.6 million. There was no adjustment made during the three months ended March 30, 2025. Under ASC 480, the Company elected for the terms of the redemption feature to be fully considered in the measurement of Net income attributable to SiteOne with the offsetting entry for the redemption value adjustment recorded in Adjustment of non-controlling interest to redemption value in the Consolidated Statements of Operations during the three months ended March 29, 2026.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 28, 2025. The interim period unaudited financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The Company’s fiscal year ending January 3, 2027 (the “2026 Fiscal Year”) includes 53 weeks and the Company’s fiscal year ended December 28, 2025 (the “2025 Fiscal Year”) included 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended March 29, 2026 and March 30, 2025 both included 13 weeks.

Principles of Consolidation

The Company’s consolidated financial statements include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Except as updated immediately below and by the Recently Issued and Adopted Accounting Pronouncements section below, a description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the 2025 Fiscal Year.

Recently Issued and Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which revises the guidance in ASC 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 as of December 29, 2025. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements” (“ASU 2025-12”), which clarifies existing guidance and makes improvements to 33 issues amongst various topics. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Landscaping products(a)	$679.5	$688.1
Agronomic and other products(b)	260.6	251.3
	$940.1	$939.4
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

As of March 29, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $17.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of March 29, 2026 and December 28, 2025, contract liabilities were $17.5 million and $21.0 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the three months ended March 29, 2026 is primarily a result of $8.1 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period, partially offset by cash payments received in advance of satisfying performance obligations.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $78.1 million and $7.6 million for the three months ended March 29, 2026 and March 30, 2025, respectively. As of March 29, 2026, the Company completed the following acquisitions since the start of the 2025 Fiscal Year:
•In March 2026, the Company acquired all of the outstanding stock of Reinders, Inc. (“Reinders”). With twelve locations across Wisconsin, Michigan, Illinois, Indiana, Kansas, and Minnesota, Reinders is a wholesale distributor of irrigation, agronomics, lighting, and landscape supplies to landscape professionals.
•In January 2026, the Company acquired the assets and assumed the liabilities of Bourget Flagstone Co. (“Bourget Flagstone”), a division of Bourget Bros. Building Materials Inc. With one location in Santa Monica, California, Bourget Flagstone is a wholesale distributor of hardscapes products to landscape professionals.
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

For derivatives designated as cash flow hedges, during the three months ended March 30, 2025, the Company recorded $0.1 million of gain in Other comprehensive income and reclassified $1.8 million of gain from AOCI into income, which is presented within Interest and other non-operating expense, net in the Consolidated Statements of Operations.

For derivatives not designated as hedging instruments, during the three months ended March 30, 2025, there was no ineffectiveness recognized in earnings and there was no gain (loss) reclassified from AOCI into income.

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	March 29, 2026	December 28, 2025
Land	$33.8	$24.6
Buildings and leasehold improvements:
Buildings	15.5	15.5
Leasehold improvements	105.2	100.5
Branch equipment	134.2	134.1
Office furniture and fixtures and vehicles:
Office furniture and fixtures	39.0	38.5
Vehicles	54.9	54.7
Finance lease right-of-use assets	241.1	236.8
Mineral rights	2.2	2.2
Tooling	0.2	0.2
Construction in progress	14.4	9.1
Total property and equipment, gross	640.5	616.2
Less: accumulated depreciation and amortization	336.2	320.8
Property and equipment, net	$304.3	$295.4

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $20.4 million and $19.9 million for the three months ended March 29, 2026, and March 30, 2025, respectively.

Capitalized software has an estimated useful life of three years. Total capitalized software costs, including purchased and internally developed software, included in Other assets at March 29, 2026 and December 28, 2025 were $28.2 million and $27.0 million, less accumulated amortization of $14.2 million and $12.5 million, respectively. Amortization of these software costs was $1.7 million and $0.9 million for the three months ended March 29, 2026, and March 30, 2025, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	December 29, 2025	December 30, 2024
	to March 29, 2026	to December 28, 2025
Beginning balance	$530.4	$518.1
Goodwill acquired during the period(a)	37.3	11.1
Goodwill adjusted during the period	—	1.2
Ending balance	$567.7	$530.4
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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		March 29, 2026			December 28, 2025
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	15.9 years	$619.2	$405.3	$213.9	$599.6	$394.4	$205.2
Trademarks and other	3.1 years	50.9	33.0	17.9	48.0	33.2	14.8
Total intangibles		$670.1	$438.3	$231.8	$647.6	$427.6	$220.0
During the three months ended March 29, 2026, the Company recorded $24.6 million of intangible assets, including $19.6 million in Customer relationship intangibles and $5.0 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $19.9 million and $5.0 million, respectively, as a result of the acquisitions completed in 2026 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles were $(0.3) million.

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

Amortization expense for intangible assets was $13.0 million and $14.6 million for the three months ended March 29, 2026 and March 30, 2025, respectively.

Total future amortization estimated as of March 29, 2026 is as follows (in millions):

Fiscal year ending:
2026 (remainder)	$38.3
2027	41.7
2028	32.7
2029	25.6
2030	20.6
2031	15.9
Thereafter	57.0
Total future amortization	$231.8

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

The components of lease expense were as follows (in millions):

		Three Months Ended
Lease Cost	Classification	March 29, 2026	March 30, 2025
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.2	$0.2
Amortization of right-of-use assets	Selling, general and administrative expenses	8.8	8.1
Interest on lease liabilities	Interest and other non-operating expenses, net	2.2	2.2
Operating lease cost	Cost of goods sold	2.9	2.0
Operating lease cost	Selling, general and administrative expenses	27.7	25.1
Short-term lease cost	Cost of goods sold	0.3	0.1
Short-term lease cost	Selling, general and administrative expenses	1.2	1.3
Variable lease cost	Selling, general and administrative expenses	0.3	0.5
Sublease income	Selling, general and administrative expenses	(0.3)	(0.2)
Total lease cost		$43.3	$39.3

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
Other Information	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$2.2	$2.2
Operating cash flows from operating leases	$30.0	$28.8
Financing cash flows from finance leases	$8.5	$7.7
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$6.7	$11.5
Operating leases	$21.6	$15.3

The aggregate future lease payments for operating and finance leases as of March 29, 2026 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2026 (remainder)	$82.2	$31.3
2027	111.1	38.6
2028	94.4	34.8
2029	77.0	26.6
2030	58.1	15.1
2031	41.6	4.5
Thereafter	86.1	0.3
Total lease payments	550.5	151.2
Less: interest	86.3	18.5
Present value of lease liabilities	$464.2	$132.7

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	March 29, 2026	March 30, 2025
Weighted-average remaining lease term:
Finance leases	4.1 years	4.5 years
Operating leases	5.8 years	6.0 years
Weighted-average discount rate:
Finance leases	6.8%	6.6%
Operating leases	5.6%	5.5%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $5.3 million for the three months ended March 29, 2026, and $5.1 million for the three months ended March 30, 2025.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020, the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserved 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of May 13, 2020, were not subject to outstanding awards. No further grants of awards have been made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan remained outstanding and continued to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan or 2016 Plan that is forfeited or repurchased, or terminates, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price, or tax withholding obligations pursuant to any award under the 2020 Plan or 2016 Plan, will again be available for issuance. As of March 29, 2026, the aggregate number of shares that remain available to be issued under the 2020 Plan is 2,882,823.

Stock options and RSUs granted to employees vest over a four-year period at 25% per year. Stock options expire 10 years after the date of grant. PSUs granted to employees vest upon the achievement of the performance conditions, over a three-year period, measured by the growth of the Company’s pre-tax income plus amortization relative to a performance peer group, subject to adjustment based upon the application of a return on invested capital modifier. Effective for the PSUs granted in the 2025 Fiscal Year and thereafter, the return on invested capital component was changed from a modifier to an independently weighted metric in the payout calculation.

Share-based compensation expense is recognized in the financial statements based upon the fair value on the date of grant. RSUs, PSUs, and DSUs have grant date fair values equal to the fair market value of the underlying stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Since the start of the 2023 Fiscal Year, expected volatility has been based on the historical volatility of the Company’s common stock. Prior to the 2023 Fiscal Year, expected volatilities were based on the historical equity volatility of comparable publicly traded companies. This change in estimate was due to the length of time the Company’s common stock had been publicly traded, which exceeded the expected term of the stock options at the start of the 2023 Fiscal Year. The expected term of stock options is derived from the output of the option valuation model and represents the period of time that stock options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the stock options are based on the U.S. Treasury security yields at the time of grant. Compensation costs for stock options and RSUs are recognized on a straight-line basis over the requisite vesting periods. The Company recognizes compensation expenses for PSUs when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its compensation cost accordingly.

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

A summary of stock-based compensation activities during the three months ended March 29, 2026 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 28, 2025	468.7	334.7	62.6	124.5
Granted	—	160.6	—	54.7
Exercised/Vested/Settled(a)	(15.5)	(96.6)	—	—
Expired or forfeited	(0.1)	(6.5)	—	(0.5)
Outstanding as of March 29, 2026	453.1	392.2	62.6	178.7
______________
(a)    Does not include 35.9 thousand stock options and 124.9 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

There were no stock options or DSUs granted during the periods presented. The weighted average grant date fair value of awards granted were as follows:

	March 29, 2026	March 30, 2025
RSUs	$148.40	$135.61
PSUs	$149.55	$135.83

A summary of stock-based compensation expenses recognized during the periods was as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Stock options(a)	$0.2	$0.7
RSUs(a)	12.2	11.3
DSUs	0.1	0.1
PSUs	1.7	1.5
Total stock-based compensation	$14.2	$13.6
______________
(a)    Stock-based compensation expense for the three months ended March 29, 2026 and March 30, 2025 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $7.3 million related to RSUs for the three months ended March 29, 2026, and $0.1 million related to stock options and $6.9 million related to RSUs for the three months ended March 30, 2025.

A summary of unrecognized stock-based compensation expense was as follows:

	March 29, 2026		December 28, 2025
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$0.3	0.8 years	$0.5	0.9 years
RSUs	$34.6	3.0 years	$24.0	2.5 years
DSUs	$0.1	0.8 years	$0.2	0.9 years
PSUs	$13.7	2.2 years	$7.3	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	March 29, 2026	December 28, 2025
ABL facility	$149.0	$—
Subsidiary ABL facility	2.7	0.6
Term loans	387.8	388.8
Total gross long-term debt	539.5	389.4
Less: unamortized debt issuance costs and discounts on debt	(3.7)	(4.0)
Total debt	$535.8	$385.4
Less: current portion	(3.9)	(3.9)
Total long-term debt	$531.9	$381.5

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, and the Seventh Amendment to the Credit Agreement, dated July 22, 2022, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $418.1 million and $577.8 million as of March 29, 2026 and December 28, 2025, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The weighted average interest rate on outstanding balances under the ABL Facility was 4.89829% as of March 29, 2026. There was no outstanding balance under the ABL Facility as of December 28, 2025. The commitment fee on unfunded amounts was 0.25% as of March 29, 2026 and December 28, 2025.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of March 29, 2026, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The Devil Mountain ABL Facility will mature on April 30, 2029. The interest rates on the outstanding balance under the Devil Mountain ABL Facility were 5.56766% and 5.77272% as of March 29, 2026 and December 28, 2025, respectively. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of March 29, 2026.

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

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The Tranche B Term Loans will mature on March 22, 2030. The interest rates on the outstanding balance of the Tranche B Term Loans were 5.42812% and 5.50012% as of March 29, 2026 and December 28, 2025, respectively.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of March 29, 2026, the Company was in compliance with all of the Second Amendment covenants.

Interest Expense

During the three months ended March 29, 2026, the Company incurred total interest expense of $8.0 million, of which $6.2 million related to interest on the asset-based credit facilities and the term loans. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. Amortization expense related to debt issuance costs and discounts was $0.3 million for the three months ended March 29, 2026. The remaining $1.5 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three months ended March 29, 2026.

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

Note 10. Income Taxes

The Company’s effective tax rate was approximately 28.9% for the three months ended March 29, 2026 and approximately 25.5% for the three months ended March 30, 2025. The change in the effective rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $0.2 million for the three months ended March 29, 2026, and tax deficiencies of $0.3 million for the three months ended March 30, 2025. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the three months ended March 29, 2026 and March 30, 2025, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Tax Equity Investments:

In November 2025 and 2024, the Company entered into agreements to become a limited partner in a tax-advantaged limited partnership investing in approved qualified renewable energy projects. The Company’s tax equity investments qualified for application of the proportional amortization method. During the years ended December 28, 2025 and December 29, 2024, the Company amortized the initial cost of the investments, inclusive of the delayed equity contributions, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. As of March 29, 2026 and December 28, 2025, the carrying values of the tax equity investments were $3.0 million and $3.0 million, respectively, and were recorded in Other assets on the Consolidated Balance Sheets. There was no impairment of the Company’s tax equity investments during the three months ended March 29, 2026 and March 30, 2025.

Note 11.     Commitments and Contingencies

Environmental Liability

As part of the sale by LESCO, Inc. (“LESCO”) of its manufacturing assets in 2005, the Company retained the environmental liability associated with those assets. As part of the acquisition of a majority stake in the Company in December 2013 by CD&R Landscape Holdings, L.P. from Deere & Company (“Deere”), Deere agreed to pay the first $2.5 million of this liability and the Company’s exposure was capped at $2.4 million. In September 2025, the Company and Deere entered into agreements to settle and resolve the environmental liability arising from the LESCO sale. Under these agreements, a lump-sum settlement payment was made on September 30, 2025 to the purchaser of the LESCO manufacturing assets in exchange for a release of all related claims against both the Company and Deere, as well as the termination of certain indemnification obligations under the original LESCO sale agreement. The Company’s share of the settlement payment was $0.5 million.

As of March 29, 2026 and December 28, 2025, the Company had no remaining environmental liability as the related indemnification asset was derecognized in September 2025.

Letters of Credit

As of March 29, 2026 and December 28, 2025, outstanding letters of credit were $32.9 million and $22.2 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended
	March 29, 2026	March 30, 2025
Shares used in the computation of basic earnings per share	44,586,582	45,084,610
Effect of dilutive securities:
Stock options	—	—
RSUs and PSUs	—	—
DSUs	—	—
Shares used in the computation of diluted earnings per share(a)	44,586,582	45,084,610
______________
(a)    The shares used in the computation of diluted EPS do not give effect to any dilutive securities for the three months ended March 29, 2026 and March 30, 2025 as its inclusion would have the effect of decreasing the Net loss per common share.
The diluted earnings per common share calculation for the three months ended March 29, 2026 and March 30, 2025 excluded the effect of 728,511 and 959,387 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Net sales	$940.1	$939.4

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	558.3	576.2
Freight, handling, and distribution expenses(a)	43.2	35.3
Other Cost of goods sold(b)(c)	19.8	18.1

Selling, general and administrative expenses:
Compensation expenses	211.5	204.8
Facility expenses	62.2	59.7
Depreciation and amortization expenses	33.5	33.7
Delivery expenses	17.0	17.3
Other Selling, general and administrative expenses(d)	25.7	27.7

Other income	(5.2)	(3.9)
Interest and other non-operating expenses, net	8.0	7.4
Income tax benefit	(9.8)	(9.4)
Net loss	$(24.1)	$(27.5)
_____________
(a) Includes depreciation and amortization expenses of $0.2 million and zero for the three months ended March 29, 2026 and March 30, 2025, respectively.
(b) Includes depreciation and amortization expenses of $1.4 million and $1.7 million for the three months ended March 29, 2026 and March 30, 2025, respectively.
(c) Primarily includes inventory production, obsolescence, and customer program costs.
(d) Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by capitalization of overhead expenses.

Note 14.     Subsequent Events
Amendment of ABL Facility
On April 22, 2026, Landscape Holding and Landscape entered into the First Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2026 (the “First Amendment”), by and among the Borrowers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, swingline lender and issuing lender (the “Agent”), and the several banks and other financial institutions party thereto. The First Amendment amends the Amended and Restated Credit Agreement, dated as of July 22, 2022, among the Borrowers, the Agent, and the several banks and other financial institutions from time to time party thereto in order to, among other things, (i) extend the final scheduled maturity to April 22, 2031, subject to a springing maturity date of 91 days prior to the maturity of the Second Amended and Restated Credit Agreement, (ii) increase the letter of credit sublimit from $30.0 million to $50.0 million, (iii) remove the 10 basis point credit spread adjustment that was applied to SOFR-based borrowings, and (iv) make such other changes as agreed to by the parties pursuant to the First Amendment.
Share Repurchase Program
In April 2026, the Company repurchased 6,399 shares for approximately $0.8 million at an average price of $124.82 under a 10b5-1 plan that authorized the purchase of the Company’s common stock.
The following table summarizes activity under the share repurchase program for the 2026 Fiscal Year through April 29, 2026.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	161,529	$128.74	$193.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements and Information” included herein and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Overview
SiteOne Landscape Supply, Inc. (collectively with all of its subsidiaries referred to in this Quarterly Report on Form 10-Q as “SiteOne,” the “Company,” “we,” “us,” and “our”) indirectly owns 100% of the membership interest in SiteOne Landscape Supply Holding, LLC (“Landscape Holding”). Landscape Holding is the parent and sole owner of SiteOne Landscape Supply, LLC (“Landscape”).
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of March 29, 2026, we had over 680 branch locations in 45 U.S. states and five Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 180,000 SKUs, including hardscapes (such as pavers, natural stone, and blocks), irrigation supplies, fertilizer and control products (e.g., herbicides), landscape accessories, nursery goods, outdoor lighting, and ice melt products to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
The first quarter of 2026 was characterized by continued economic uncertainty and weak consumer sentiment related to current geopolitical conflicts, inflation and affordability concerns, and elevated interest rates. While we benefitted from steady growth in the maintenance end market and believe our commercial initiatives drove market share gains during the quarter, the current environment continued to negatively affect consumer confidence and discretionary spending which resulted in soft demand in the new residential construction and repair and upgrade end markets. Accordingly, we anticipate sustained pressure on Net sales growth and Net income for the foreseeable future. In addition, oil prices have increased significantly in response to the conflict in the Middle East, resulting in rising energy costs and corresponding negative impacts on discretionary spending. We have taken various actions to mitigate supply chain disruptions and the related impacts to commodity prices, including the implementation of price increases on certain products and measures to offset rising fuel costs. For the three months ended March 29, 2026, Net sales increased $0.7 million to $940.1 million. Organic Daily Sales decreased 1% compared to the prior year period, primarily due to unfavorable weather and soft demand in the new residential construction and repair and upgrade end markets, partially offset by positive pricing by approximately 3%. The positive pricing trend that began in the second half of the 2025 Fiscal Year (as defined below) has continued and overall prices are projected to increase 2% to 3% for the 2026 Fiscal Year. Gross margin increased 90 basis points for the three months ended March 29, 2026 primarily due to the benefits of price realization and execution of our commercial initiatives, partially offset by higher freight and distribution costs as well as continued deflationary impacts from commodity products like grass seed and PVC pipe. Selling, general and administrative expenses (“SG&A”) increased 2% for the three months ended March 29, 2026, primarily reflecting the impact of acquisitions with higher operating costs. Net loss attributable to SiteOne was $26.6 million for the three months ended March 29, 2026, compared to $27.3 million for the same period of 2025, primarily due to an increase in Gross profit as a result of the improvement in gross margin, partially offset by higher SG&A. Net cash used in operating activities was $122.1 million for the three months ended March 29, 2026, compared to $129.6 million for the three months ended March 30, 2025, primarily driven by the decrease in Net loss and a slightly lower seasonal investment in working capital compared to the prior year period.

Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue. Increases in home values, lack of affordable new homes, rising insurance costs, and elevated mortgage interest rates for prolonged periods have resulted in existing homeowners remaining in place for longer periods. Constraint on affordability continues with increasingly weaker new and existing home demand as a result of the current macroeconomic environment. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, and continued interest in outdoor living. We remain confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders with exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. We have a robust acquisition pipeline and a flexible business model. We are committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. In addition, our balanced end market mix, broad product portfolio, geographic coverage, and commercial and operational initiatives provide us with multiple opportunities to achieve growth and position us to be resilient in softer markets.
As we continue to navigate through the current uncertainty presented by market and economic conditions, we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. Our balance sheet and liquidity position provide the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases through the evolving market conditions. We continue to monitor the impact on our business and the related risks and uncertainties of geopolitical conflicts, interest rate changes, tariffs, labor market conditions, and workforce availability, as well as end market demand and commodity prices. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “2025 Fiscal Year”) for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal year ending January 3, 2027 (the “2026 Fiscal Year”) includes 53 weeks and our 2025 Fiscal Year included 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended March 29, 2026 and March 30, 2025 both included 13 weeks.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of March 29, 2026, we completed the following acquisitions since the start of the 2025 Fiscal Year:
•In March 2026, we acquired all of the outstanding stock of Reinders, Inc. (“Reinders”). With twelve locations across Wisconsin, Michigan, Illinois, Indiana, Kansas, and Minnesota, Reinders is a wholesale distributor of irrigation, agronomics, lighting, and landscape supplies to landscape professionals.
•In January 2026, we acquired the assets and assumed the liabilities of Bourget Flagstone Co. (“Bourget Flagstone”), a division of Bourget Bros. Building Materials Inc. With one location in Santa Monica, California, Bourget Flagstone is a wholesale distributor of hardscapes products to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three months ended March 29, 2026 and March 30, 2025 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended
	March 29, 2026		March 30, 2025
Net sales	$940.1	100.0%	$939.4	100.0%
Cost of goods sold	621.3	66.1%	629.6	67.0%
Gross profit	318.8	33.9%	309.8	33.0%
Selling, general and administrative expenses	349.9	37.2%	343.2	36.5%
Other income	5.2	0.6%	3.9	0.4%
Operating loss	(25.9)	(2.8)%	(29.5)	(3.1)%
Interest and other non-operating expenses, net	8.0	0.9%	7.4	0.8%
Income tax benefit	(9.8)	(1.0)%	(9.4)	(1.0)%
Net loss	(24.1)	(2.6)%	(27.5)	(2.9)%
Less:
Net loss attributable to non-controlling interest	(0.1)	—%	(0.2)	—%
Adjustment of non-controlling interest to redemption value	2.6	0.3%	—	—%
Net loss attributable to SiteOne	$(26.6)	(2.8)%	$(27.3)	(2.9)%
Net sales
Net sales increased $0.7 million to $940.1 million for the three months ended March 29, 2026 compared to $939.4 million for the three months ended March 30, 2025. Organic Daily Sales decreased 1% compared to the prior year period due to unfavorable weather and soft demand in the new residential construction and repair and upgrade end markets. Based upon year-over-year price changes in our highest selling SKUs, we estimate price increases contributed 3% to Organic Daily Sales during the three months ended March 29, 2026. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 2% due to improved pricing, partially offset by the later start to the Spring selling season which resulted in delayed seasonal applications. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) decreased 3% due to the effects of adverse weather as well as soft demand in the new residential construction and repair and upgrade end markets. Acquisitions contributed $12.4 million, or 1%, to the Net sales growth for the first quarter of 2026.
Cost of goods sold
Cost of goods sold for the three months ended March 29, 2026 decreased 1% to $621.3 million compared to $629.6 million for the three months ended March 30, 2025. The decrease in Cost of goods sold was due to lower Inventory costs, net of supplier incentives and discounts, partially offset by an increase in Freight, handling, and distribution expenses and Other Costs of goods sold primarily attributable to higher freight and distribution costs as well as acquisitions.

A summary of significant expenses within Cost of goods sold is as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Inventory costs, net of supplier incentives and discounts	$558.3	$576.2
Freight, handling, and distribution expenses	43.2	35.3
Other Cost of goods sold	19.8	18.1
Cost of goods sold	$621.3	$629.6
Gross profit and gross margin
Gross profit for the three months ended March 29, 2026 increased 3% to $318.8 million compared to $309.8 million for the three months ended March 30, 2025. Gross profit growth was driven by lower Cost of goods sold. Gross margin increased 90 basis points to 33.9% for the first quarter of 2026 compared to 33.0% for the first quarter of 2025. The increase in gross margin is primarily due to the benefits of price realization and execution of our commercial initiatives, partially offset by higher freight and distribution costs as a result of rising fuel costs, the addition of our fifth distribution center that commenced operations in the fourth quarter of 2025, as well as deflation in certain commodity products.
Selling, general and administrative expenses
SG&A for the three months ended March 29, 2026 increased 2% to $349.9 million compared to $343.2 million for the three months ended March 30, 2025. SG&A as a percentage of Net sales increased 70 basis points to 37.2% for the first quarter of 2026 compared to 36.5% for the first quarter of 2025. The increase in SG&A, including Compensation and Facility expenses, was primarily due to the impact of acquisitions with higher operating costs.
A summary of significant segment expenses within SG&A is as follows (in millions):

	Three Months Ended
	March 29, 2026	March 30, 2025
Compensation expenses	$211.5	$204.8
Facility expenses	62.2	59.7
Depreciation and amortization expenses	33.5	33.7
Delivery expenses	17.0	17.3
Other Selling, general and administrative expenses	25.7	27.7
Selling, general and administrative expenses	$349.9	$343.2
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $0.6 million to $8.0 million for the three months ended March 29, 2026 from $7.4 million for the three months ended March 30, 2025. The increase in interest expense was primarily due to higher interest rates on borrowings during the first quarter of 2026 compared to the first quarter of 2025 as a result of the maturity of our interest rate swaps on March 23, 2025.
Income tax benefit
Income tax benefit was $9.8 million for the three months ended March 29, 2026 compared to $9.4 million for the three months ended March 30, 2025. The effective tax rate was 28.9% for the first quarter of 2026 compared to 25.5% for the first quarter of 2025. The change in the effective tax rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax benefit in the Consolidated Statements of Operations. Excess tax benefits of $0.2 million were recognized for the first quarter of 2026 compared to tax deficiencies of $0.3 million for the first quarter of 2025.

Net loss attributable to non-controlling interest
Net loss attributable to non-controlling interest was $0.1 million for the three months ended March 29, 2026 compared to $0.2 million for the three months ended March 30, 2025. The change in Net loss attributable to non-controlling interest was primarily due to lower Net loss for the Devil Mountain business during the first quarter of 2026 compared to the first quarter of 2025.
Net loss attributable to SiteOne
Net loss attributable to SiteOne decreased $0.7 million to $26.6 million for the three months ended March 29, 2026 compared to $27.3 million for the three months ended March 30, 2025. The decrease in Net loss attributable to SiteOne was primarily due to an increase in Gross profit as a result of the improvement in gross margin, partially offset by lower sales volume and higher SG&A.

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

(In millions, except per share information and percentages)
	2026	2025				2024
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Net sales	$940.1	$1,045.6	$1,258.2	$1,461.6	$939.4	$1,013.1	$1,208.8	$1,413.9
Cost of goods sold	621.3	688.8	821.0	930.2	629.6	675.5	797.8	903.6
Gross profit	318.8	356.8	437.2	531.4	309.8	337.6	411.0	510.3
Selling, general and administrative expenses	349.9	365.9	357.4	349.1	343.2	364.5	349.1	343.8
Other income, net	(5.2)	(4.1)	(5.4)	(5.1)	(3.9)	(2.0)	(8.0)	(3.1)
Operating income (loss)	(25.9)	(5.0)	85.2	187.4	(29.5)	(24.9)	69.9	169.6
Interest and other non-operating expenses, net	8.0	8.2	9.1	10.3	7.4	6.7	9.5	9.0
Income tax expense (benefit)	(9.8)	(5.4)	15.5	45.0	(9.4)	(10.1)	15.8	40.0
Net income (loss)	(24.1)	(7.8)	60.6	132.1	(27.5)	(21.5)	44.6	120.6
Net income (loss) attributable to non-controlling interest	(0.1)	0.6	0.4	1.2	(0.2)	0.2	0.2	0.4
Adjustment of non-controlling interest to redemption value	2.6	0.6	1.1	1.9	—	—	—	—
Net income (loss) attributable to SiteOne	$(26.6)	$(9.0)	$59.1	$129.0	$(27.3)	$(21.7)	$44.4	$120.2
Net income (loss) per common share:
Basic	$(0.60)	$(0.20)	$1.32	$2.88	$(0.61)	$(0.48)	$0.98	$2.66
Diluted	$(0.60)	$(0.20)	$1.31	$2.86	$(0.61)	$(0.48)	$0.97	$2.63
Adjusted EBITDA(a)	$25.5	$37.6	$127.5	$226.7	$22.4	$31.8	$114.8	$210.5

Net sales as a percentage of annual Net sales		22.2%	26.7%	31.1%	20.0%	22.3%	26.6%	31.2%
Gross profit as a percentage of annual Gross profit		21.8%	26.7%	32.5%	19.0%	21.7%	26.3%	32.7%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA		9.1%	30.8%	54.7%	5.4%	8.4%	30.3%	55.7%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2026	2025				2024
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Reported Net income (loss)	$(24.1)	$(7.8)	$60.6	$132.1	$(27.5)	$(21.5)	$44.6	$120.6
Income tax expense (benefit)	(9.8)	(5.4)	15.5	45.0	(9.4)	(10.1)	15.8	40.0
Interest expense, net	8.0	8.2	9.1	10.3	7.4	6.7	9.5	9.0
Depreciation and amortization	35.1	34.7	35.4	35.3	35.4	35.6	35.9	34.6
EBITDA	9.2	29.7	120.6	222.7	5.9	10.7	105.8	204.2
Stock-based compensation(a)	14.2	5.5	5.6	2.3	13.6	5.5	5.2	3.8
(Gain) loss on sale of assets(b)	(1.6)	0.3	0.1	(0.5)	(0.2)	1.5	0.3	(0.3)
Financing fees(c)	—	—	—	—	—	—	0.5	—
Acquisitions and other adjustments(d)	3.7	2.1	1.2	2.2	3.1	14.1	3.0	2.8
Adjusted EBITDA(e)	$25.5	$37.6	$127.5	$226.7	$22.4	$31.8	$114.8	$210.5
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
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest as follows (in millions):

	2026	2025				2024
	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2
Adjusted EBITDA attributable to non-controlling interest	$0.7	$1.1	$1.0	$1.8	$0.3	$0.8	$0.8	$0.9

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2026	2025
	Qtr 1	Qtr 1
Reported Net sales	$940.1	$939.4
Organic Sales(a)	927.7	939.4
Acquisition contribution(b)	12.4	—
Selling Days	64	64
Organic Daily Sales	$14.5	$14.7
_____________________________________
(a)    Organic Sales equal Net sales less Net sales from branches acquired in 2026 and 2025.
(b)    Represents Net sales from acquired branches that have not been under our ownership for at least four full fiscal quarters at the start of the 2026 Fiscal Year. Includes Net sales from branches acquired in 2026 and 2025.

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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the three months ended March 29, 2026, we repurchased 155,130 shares of our common stock for approximately $20.0 million at an average price per share of $128.90. In April 2026, we repurchased 6,399 shares of our common stock for approximately $0.8 million at an average price of 124.82 under a 10b5-1 plan that authorized the purchase of the Company’s common stock. For the 2026 Fiscal Year through April 29, 2026, we repurchased 161,529 shares of our common stock for approximately $20.8 million at an average price per share of $128.74. As of April 29, 2026, the dollar value of shares that may yet be purchased under the share repurchase authorization was $193.5 million.
Our borrowing base capacity under the ABL Facility was $418.1 million as of March 29, 2026, after giving effect to $149.0 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $32.9 million. Our borrowing base capacity under the ABL Facility was $577.8 million as of December 28, 2025, after giving effect to outstanding letters of credit of $22.2 million. As of March 29, 2026, we had total cash and cash equivalents of $84.0 million, total gross long-term debt of $539.5 million, and total finance lease obligations (excluding interest) of $132.7 million.
Working capital was $1,073.4 million as of March 29, 2026, an increase of $61.4 million compared to $1,012.0 million as of December 28, 2025. The change in working capital was primarily attributable to the seasonality of our business.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of March 29, 2026 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$539.5	$3.9	$535.6
Interest on long-term debt	$97.9	$30.8	$67.1
Our gross long-term debt balance increased $150.1 million since December 28, 2025. This increase was primarily attributable to funding the seasonal increase in our working capital and higher acquisition investments and capital expenditures. We have current maturities on our long-term debt of $3.9 million, which relates to the term loan facility. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of March 29, 2026 and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of March 29, 2026. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into interest rate swap contracts and amendments of the term loan facility and the ABL Facility. The total amount of interest on long-term debt increased $2.9 million since December 28, 2025 to $97.9 million, primarily due to the increase in borrowings under the ABL facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Three Months Ended
Net cash provided by (used in):	March 29, 2026	March 30, 2025
Operating activities	$(122.1)	$(129.6)
Investing activities	$(101.6)	$(21.0)
Financing activities	$117.3	$100.0
Cash flow used in operating activities
Net cash used in operating activities for the three months ended March 29, 2026 was $122.1 million compared to $129.6 million for the three months ended March 30, 2025. The modest decline primarily reflects the decrease in Net loss and a slightly lower seasonal investment in working capital in the first three months of 2026 compared to the same period of 2025.
Cash flow used in investing activities
Net cash used in investing activities was $101.6 million for the three months ended March 29, 2026 compared to $21.0 million for the three months ended March 30, 2025. The increase reflected higher acquisition investments and capital expenditures in the first three months of 2026 compared to the same period of 2025. Capital expenditures were $23.0 million for the first three months of 2026 compared to $14.8 million for the same period of 2025 due to increased investments in branch locations.
Cash flow provided by financing activities
Net cash provided by financing activities was $117.3 million for the three months ended March 29, 2026 compared to $100.0 million for the three months ended March 30, 2025. The increase primarily reflected higher borrowings under the ABL Facility to fund acquisition investments and capital expenditures.
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
Amendments of Term Loans
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 5.42812% and 5.50012% as of March 29, 2026 and December 28, 2025, respectively.
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
The weighted average interest rate on outstanding balances under the ABL Facility was 4.89829% as of March 29, 2026. There was no outstanding balance under the ABL Facility as of December 28, 2025. The commitment fees on unfunded amounts was 0.25% as of March 29, 2026 and December 28, 2025.
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
Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 5.56766% and 5.77272% as of March 29, 2026 and December 28, 2025, respectively.
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
Critical Accounting Estimates
The accounting estimates we believe to be most sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations are inventory valuation and goodwill. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the 2025 Fiscal Year for additional detail and discussion of these critical accounting estimates. There have been no material changes to our critical accounting estimates as described in our most recent Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to interest rate risk associated with our debt. While changes in interest rates do not affect the fair value of our variable-rate debt, they do affect future earnings and cash flows through higher interest expense. We have, in the past, utilized interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. Upon maturity on March 23, 2025, each of our existing interest rate swap contracts were terminated. All of the borrowings outstanding under our term loans and ABL Credit Agreement are subject to variable interest rates. For additional information, refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements and “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation “—Liquidity and Capital Resources”.

There have been no material changes from the information provided in our Annual Report on Form 10-K for the 2025 Fiscal Year.

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

Item 1A. Risk Factors

There have been no changes to the significant factors known to us that could materially adversely affect our business, financial condition, or operating results as disclosed in our Annual Report on Form 10-K for the 2025 Fiscal Year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the purchases of our common stock made during the three months ended March 29, 2026:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
December 29, 2025 - February 1, 2026	—	$—	—	$214.3
February 2, 2026 - March 1, 2026	—	$—	—	$214.3
March 2, 2026 - March 29, 2026	155,130	$128.90	155,130	$194.3
Total	155,130	$128.90	155,130	$194.3
______________
(a) In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 29, 2026, the following directors or executive officers adopted, modified, or terminated contracts, instructions, or written plans for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

					Plans
Name	Title	Action	Adoption / Termination Date	Expiration Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate # of Securities to be Purchased/Sold
Fred M. Diaz	Director	Adoption	February 25, 2026	May 29, 2026	X		1,125
Scott Salmon	Executive Vice President, Strategy and Development	Adoption	February 25, 2026	March 25, 2027	X		33,785
Shannon Versaggi	Executive Vice President, Marketing, Category Management, Digital and Pricing	Adoption	February 25, 2026	March 31, 2027	X		12,997

Item 6. Exhibits

Exhibit Number	Description

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of April 22, 2026, by and among SiteOne Landscape Supply Holding, LLC, SiteOne Landscape Supply, LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, swingline lender and issuing lender, and the several banks and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SiteOne Landscape Supply, Inc., filed April 24, 2026.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	April 29, 2026	By:	/s/ Eric J. Elema
Eric J. Elema
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)