Form 10-Q
period 2026-06-28
SiteOne Landscape Supply, Inc.
filed 2026-07-29
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of July 24, 2026
Common Stock, $0.01 par value per share	43,655,390

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
•competitive industry pressures;
•supply chain disruptions (including as a result of geopolitical conflicts, the imposition of U.S. tariff policies or any changes affecting tariffs resulting from the U.S. Supreme Court decision), product or labor shortages, and the loss of key suppliers;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	June 28, 2026	December 28, 2025
Current assets:
Cash and cash equivalents	$87.4	$190.6
Accounts receivable, net of allowance for doubtful accounts of $36.6 and $33.3, respectively	672.0	546.8
Inventory, net	1,092.5	876.5
Income tax receivable	—	22.4
Prepaid expenses and other current assets	88.5	62.5
Total current assets	1,940.4	1,698.8

Property and equipment, net (Note 5)	312.3	295.4
Operating lease right-of-use assets, net (Note 7)	465.0	439.7
Goodwill (Note 6)	558.8	530.4
Intangible assets, net (Note 6)	222.4	220.0
Deferred tax assets	7.2	14.7
Other assets	20.5	20.6
Total assets	$3,526.6	$3,219.6

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$440.1	$310.8
Current portion of finance leases (Note 7)	35.0	33.2
Current portion of operating leases (Note 7)	101.7	97.3
Accrued compensation	84.9	104.6
Long-term debt, current portion (Note 9)	3.9	3.9
Income tax payable	14.4	—
Accrued liabilities	162.0	137.0
Total current liabilities	842.0	686.8

Other long-term liabilities	3.8	4.0
Finance leases, less current portion (Note 7)	102.3	101.6
Operating leases, less current portion (Note 7)	383.4	362.5
Deferred tax liabilities	5.7	—
Long-term debt, less current portion (Note 9)	501.8	381.5
Total liabilities	1,839.0	1,536.4

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	—	24.0

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 45,994,836 and 45,895,384 shares issued, and 43,754,262 and 44,390,032 shares outstanding at June 28, 2026 and December 28, 2025, respectively	0.5	0.5
Additional paid-in capital	663.5	658.1
Retained earnings	1,304.4	1,191.7
Accumulated other comprehensive loss	(6.7)	(4.9)
Treasury stock, at cost, 2,240,574 and 1,505,352 shares at June 28, 2026 and December 28, 2025, respectively	(274.1)	(186.2)
Total stockholders' equity	1,687.6	1,659.2
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,526.6	$3,219.6
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$1,530.7	$1,461.6	$2,470.8	$2,401.0
Cost of goods sold	966.2	930.2	1,587.5	1,559.8
Gross profit	564.5	531.4	883.3	841.2

Selling, general and administrative expenses	370.7	349.1	720.6	692.3
Other income	3.8	5.1	9.0	9.0
Operating income	197.6	187.4	171.7	157.9

Interest and other non-operating expenses, net	10.0	10.3	18.0	17.7
Income before taxes	187.6	177.1	153.7	140.2
Income tax expense	48.3	45.0	38.5	35.6
Net income	139.3	132.1	115.2	104.6

Less:
Net income attributable to non-controlling interest	1.0	1.2	0.9	1.0
Adjustment of non-controlling interest to redemption value	(1.0)	1.9	1.6	1.9
Net income attributable to SiteOne	$139.3	$129.0	$112.7	$101.7

Net income per common share:
Basic	$3.16	$2.88	$2.54	$2.26
Diluted	$3.14	$2.86	$2.53	$2.25
Weighted average number of common shares outstanding:
Basic	44,150,162	44,817,997	44,368,372	44,951,303
Diluted	44,362,853	45,089,441	44,573,081	45,245,102
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$139.3	$132.1	$115.2	$104.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	2.1	(1.8)	2.4
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $—, $—, $—, and $0.4, respectively	—	—	—	(1.3)
Total other comprehensive income (loss)	(1.0)	2.1	(1.8)	1.1
Comprehensive income	138.3	134.2	113.4	105.7
Less:
Comprehensive income attributable to non-controlling interest	1.0	1.2	0.9	1.0
Adjustment of non-controlling interest to redemption value	(1.0)	1.9	1.6	1.9
Comprehensive income attributable to SiteOne	$138.3	$131.1	$110.9	$102.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 28, 2025	44,390.0	$0.5	$658.1	$1,191.7	$(4.9)	$(186.2)	$1,659.2	$24.0
Net loss attributable to SiteOne	—	—	—	(26.6)	—	—	(26.6)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.1)
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	2.6
Other comprehensive loss	—	—	—	—	(0.8)	—	(0.8)	—
Issuance of common shares under stock-based compensation plan	78.4	—	(4.4)	—	—	—	(4.4)	—
Stock-based compensation	—	—	14.2	—	—	—	14.2	—
Repurchases of common shares	(155.1)	—	—	—	—	(20.0)	(20.0)	—
Balance at March 29, 2026	44,313.3	$0.5	$667.9	$1,165.1	$(5.7)	$(206.2)	$1,621.6	$26.5
Net income attributable to SiteOne	—	—	—	139.3	—	—	139.3	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	1.0
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	(1.0)
Acquisition of remaining non-controlling interest	217.0	—	(6.8)	—	—	26.5	19.7	(26.5)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	21.1	—	0.3	—	—	—	0.3	—
Stock-based compensation	—	—	2.1	—	—	—	2.1	—
Repurchases of common shares	(797.1)	—	—	—	—	(94.4)	(94.4)	—
Balance at June 28, 2026	43,754.3	$0.5	$663.5	$1,304.4	$(6.7)	$(274.1)	$1,687.6	$—

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
Net loss attributable to SiteOne	—	—	—	(27.3)	—	—	(27.3)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	65.1	—	(3.3)	—	—	—	(3.3)	—
Stock-based compensation	—	—	13.6	—	—	—	13.6	—
Repurchases of common shares	(28.7)	—	—	—	—	(3.5)	(3.5)	—
Balance at March 30, 2025	44,949.7	$0.5	$636.8	$1,012.6	$(7.1)	$(91.8)	$1,551.0	$19.2
Net income attributable to SiteOne	—	—	—	129.0	—	—	129.0	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	1.2
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	1.9
Other comprehensive income	—	—	—	—	2.1	—	2.1	—
Issuance of common shares under stock-based compensation plan	10.4	—	0.4	—	—	—	0.4	—
Stock-based compensation	—	—	2.3	—	—	—	2.3	—
Repurchases of common shares	(465.9)	—	—	—	—	(54.5)	(54.5)	—
Balance at June 29, 2025	44,494.2	$0.5	$639.5	$1,141.6	$(5.0)	$(146.3)	$1,630.3	$22.3
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash Flows from Operating Activities:
Net income	$115.2	$104.6
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	41.7	40.1
Stock-based compensation	16.3	15.9
Amortization of software and intangible assets	29.6	30.6
Amortization of debt related costs	0.6	0.5
Loss on extinguishment of debt	0.1	—
Gain on sale of equipment	(2.2)	(0.7)
Other	(1.4)	(5.1)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(111.4)	(100.3)
Inventory	(188.2)	(187.0)
Income tax receivable	22.4	12.3
Prepaid expenses and other assets	(17.6)	(13.8)
Accounts payable	112.4	77.0
Income tax payable	14.4	22.3
Accrued expenses and other liabilities	(0.8)	10.7
Net Cash Provided By Operating Activities	$31.1	$7.1

Cash Flows from Investing Activities:
Purchases of property and equipment	(40.6)	(29.1)
Purchases of intangible assets	(8.0)	(0.3)
Acquisitions, net of cash acquired	(72.1)	(10.8)
Proceeds from the sale of property and equipment	4.2	2.3
Net Cash Used In Investing Activities	$(116.5)	$(37.9)

Cash Flows from Financing Activities:
Equity proceeds from common stock	0.8	1.0
Repurchases of common shares	(114.4)	(58.3)
Repayments under term loan	(2.0)	(2.0)
Borrowings on asset-based credit facilities	359.8	266.6
Repayments on asset-based credit facilities	(236.3)	(183.0)
Payments of debt issuance costs	(1.9)	—
Payments on finance lease obligations	(17.5)	(15.8)
Payments of acquisition related contingent obligations	(0.5)	(2.7)
Other financing activities	(5.2)	(4.5)
Net Cash (Used In) Provided By Financing Activities	$(17.2)	$1.3

Effect of exchange rate on cash	(0.6)	1.0
Net change in cash	(103.2)	(28.5)
Cash and cash equivalents:
Beginning	190.6	107.1
Ending	$87.4	$78.6

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$18.2	$16.3
Cash paid during the year for income taxes	$2.6	$1.0
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of hardscapes (such as concrete pavers and natural stone), irrigation, agronomics (including fertilizer, seed, control products, and ice melt), landscape accessories, nursery, and outdoor lighting to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and total assets in Canada for all periods presented. As of June 28, 2026, the Company had over 680 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the six months ended June 28, 2026.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	952,216	$119.46	$100.5

Redeemable Non-controlling Interest

Effective June 1, 2026, the minority shareholders in Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”) exercised their put option requiring the Company to purchase the minority shareholders’ remaining 25% ownership interest in Devil Mountain. The Company completed the $26.5 million purchase by issuing 216,994 shares of the Company’s common stock from treasury with a weighted average cost of $122.33. The value of the Company’s common stock issued was determined based on an agreed upon share price of $122.00. Upon exercise, the non-controlling interest was redeemed and reduced to zero. The purchase of the remaining non-controlling interest was accounted for as an equity transaction. Since the transaction did not involve the exchange of cash it was treated as a noncash financing activity and has been excluded from the Consolidated Statements of Cash Flows. The carrying amount of the Redeemable non-controlling interest equaled the purchase price and an immaterial adjustment to Additional paid-in capital was recorded for the difference between the weighted average cost and the value of the shares issued. In addition, deferred tax liabilities of approximately $6.8 million were recorded to Additional paid-in capital representing the tax effect of the amount the outside book basis exceeded the outside tax basis of the 25% ownership interest in Devil Mountain. Following the exercise of the put option, the Company has a 100% ownership interest in Devil Mountain.

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (Topic 480), prior to acquiring the remaining 25% interest in Devil Mountain, the Company adjusted the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of the balance sheet date. During the three and six months ended June 28, 2026, the Company made adjustments to the carrying amount of the Redeemable non-controlling interest of $(1.0) million and $1.6 million, respectively. There was a $1.9 million adjustment made during the three and six months ended June 29, 2025. Under ASC 480, the Company elected for the terms of the redemption feature to be fully considered in the measurement of Net income attributable to SiteOne with the offsetting entry for the redemption value adjustment recorded in Adjustment of non-controlling interest to redemption value in the Consolidated Statements of Operations during the three and six months ended June 28, 2026.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 28, 2025. The interim period unaudited financial results for the three- and six-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The Company’s fiscal year ending January 3, 2027 (the “2026 Fiscal Year”) includes 53 weeks and the Company’s fiscal year ended December 28, 2025 (the “2025 Fiscal Year”) included 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended June 28, 2026 and June 29, 2025 both included 13 weeks. The six months ended June 28, 2026 and June 29, 2025 both included 26 weeks.

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

Treasury stock: The Company records purchases of treasury stock at cost, which is reflected as a reduction to Stockholders’ equity on the Company’s Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired. The Company uses the weighted average purchase cost to determine the cost of treasury stock that is reissued.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements” (“ASU 2025-12”), which clarifies existing guidance and makes improvements to 33 issues amongst various topics. During the second quarter of 2026, the Company early adopted Issue 10 within ASU 2025-12, which clarifies guidance for treasury stock retirements in ASC 505 to permit the excess of repurchase price over par or stated value to be accounted for entirely as a deduction from additional paid-in capital as long as additional paid-in capital does not become negative. The adoption of Issue 10 within ASU 2025-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-12, which clarifies existing guidance and makes improvements to 33 issues amongst various topics. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis. The Company has early adopted Issue 10 and is currently evaluating the impact the remaining Issues from the amended guidance will have on its consolidated financial statements and related disclosures.

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Landscaping products(a)	$1,187.4	$1,155.1	$1,866.9	$1,843.2
Agronomic and other products(b)	343.3	306.5	603.9	557.8
	$1,530.7	$1,461.6	$2,470.8	$2,401.0
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

As of June 28, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $22.8 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of June 28, 2026 and December 28, 2025, contract liabilities were $22.8 million and $21.0 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the six months ended June 28, 2026 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $10.2 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $76.1 million and $11.4 million for the six months ended June 28, 2026 and June 29, 2025, respectively. These acquisitions included no deferred contingent consideration for the six months ended June 28, 2026 and $1.1 million deferred contingent consideration for the six months ended June 29, 2025. As of June 28, 2026, the Company completed the following acquisitions since the start of the 2025 Fiscal Year:
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
•In January 2025, the Company’s then majority-owned subsidiary, Devil Mountain, acquired the assets and assumed the liabilities of Pacific Nurseries, LLC (“Pacific Nurseries”). With one location in Colma, California, Pacific Nurseries is a wholesale distributor of nursery products to landscape professionals.

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

For derivatives designated as cash flow hedges, during the six months ended June 29, 2025, the Company recorded $0.1 million of gain in Other comprehensive income and reclassified $1.8 million of gain from AOCI into income, which is presented within Interest and other non-operating expense, net in the Consolidated Statements of Operations.

For derivatives not designated as hedging instruments, during the six months ended June 29, 2025, there was no ineffectiveness recognized in earnings and there was no gain (loss) reclassified from AOCI into income.

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	June 28, 2026	December 28, 2025
Land	$33.8	$24.6
Buildings and leasehold improvements:
Buildings	15.5	15.5
Leasehold improvements	109.3	100.5
Branch equipment	132.7	134.1
Office furniture and fixtures and vehicles:
Office furniture and fixtures	43.3	38.5
Vehicles	52.2	54.7
Finance lease right-of-use assets	253.2	236.8
Mineral rights	2.2	2.2
Tooling	0.2	0.2
Construction in progress	19.0	9.1
Total property and equipment, gross	661.4	616.2
Less: accumulated depreciation and amortization	349.1	320.8
Property and equipment, net	$312.3	$295.4

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $21.3 million and $41.7 million for the three and six months ended June 28, 2026, and $20.2 million and $40.1 million for the three and six months ended June 29, 2025, respectively.

Capitalized software has an estimated useful life of three years. Total capitalized software costs, including purchased and internally developed software, included in Other assets at June 28, 2026 and December 28, 2025 were $29.8 million and $27.0 million, less accumulated amortization of $15.8 million and $12.5 million, respectively. Amortization of these software costs was $1.6 million and $3.3 million for the three and six months ended June 28, 2026, and $0.9 million and $1.8 million for the three and six months ended June 29, 2025, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	December 29, 2025	December 30, 2024
	to June 28, 2026	to December 28, 2025
Beginning balance	$530.4	$518.1
Goodwill acquired during the period(a)	28.8	11.1
Goodwill adjusted during the period	(0.4)	1.2
Ending balance	$558.8	$530.4
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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		June 28, 2026			December 28, 2025
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	15.5 years	$614.8	$416.0	$198.8	$599.6	$394.4	$205.2
Trademarks and other	4.5 years	58.3	34.7	23.6	48.0	33.2	14.8
Total intangibles		$673.1	$450.7	$222.4	$647.6	$427.6	$220.0
During the six months ended June 28, 2026, the Company recorded $28.2 million of intangible assets, including $15.2 million in Customer relationship intangibles and $13.0 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $16.0 million and $13.0 million, respectively, as a result of the acquisitions completed in 2026 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles were $(0.8) million.

During the six months ended June 29, 2025, the Company recorded $6.3 million of intangible assets, including $5.8 million in Customer relationship intangibles and $0.5 million in Trademarks and other intangibles. The change in Customer relationship intangibles included additions of $4.8 million and $0.3 million, respectively, as a result of the acquisitions completed in 2025 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles and Trademarks and other intangibles, net were $1.0 million and $0.2 million, respectively.

Customer relationship intangible assets are amortized over a weighted-average period of approximately 20 years. Trademarks and other intangible assets are amortized over a weighted-average period of approximately five years.

Amortization expense for intangible assets was $13.3 million and $26.3 million for the three and six months ended June 28, 2026 and $14.2 million and $28.8 million for the three and six months ended June 29, 2025, respectively.

Total future amortization estimated as of June 28, 2026 is as follows (in millions):

Fiscal year ending:
2026 (remainder)	$25.1
2027	42.2
2028	33.1
2029	26.0
2030	21.1
2031	16.4
Thereafter	58.5
Total future amortization	$222.4

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.3	$0.1	$0.5	$0.3
Amortization of right-of-use assets	Selling, general and administrative expenses	9.1	8.6	17.9	16.7
Interest on lease liabilities	Interest and other non-operating expenses, net	2.3	2.4	4.5	4.6
Operating lease cost	Cost of goods sold	3.3	2.1	6.2	4.1
Operating lease cost	Selling, general and administrative expenses	28.5	27.0	56.2	52.1
Short-term lease cost	Cost of goods sold	0.3	0.2	0.6	0.3
Short-term lease cost	Selling, general and administrative expenses	1.2	0.7	2.4	2.0
Variable lease cost	Selling, general and administrative expenses	0.3	0.3	0.6	0.8
Sublease income	Selling, general and administrative expenses	(0.4)	(0.3)	(0.7)	(0.5)
Total lease cost		$44.9	$41.1	$88.2	$80.4

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended
Other Information	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$4.5	$4.6
Operating cash flows from operating leases	$62.5	$58.2
Financing cash flows from finance leases	$17.5	$15.8
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$20.7	$26.1
Operating leases	$67.8	$44.1

The aggregate future lease payments for operating and finance leases as of June 28, 2026 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2026 (remainder)	$54.0	$21.9
2027	118.5	41.4
2028	101.9	37.5
2029	83.5	29.4
2030	63.8	17.9
2031	46.4	7.1
Thereafter	101.4	1.2
Total lease payments	569.5	156.4
Less: interest	84.4	19.1
Present value of lease liabilities	$485.1	$137.3

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	June 28, 2026	June 29, 2025
Weighted-average remaining lease term:
Finance leases	4.1 years	4.5 years
Operating leases	5.7 years	5.9 years
Weighted-average discount rate:
Finance leases	6.8%	6.7%
Operating leases	5.6%	5.5%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $5.3 million and $10.6 million for the three and six months ended June 28, 2026, and $4.4 million and $9.5 million for the three and six months ended June 29, 2025, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020, the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserved 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of May 13, 2020, were not subject to outstanding awards. No further grants of awards have been made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan remained outstanding and continued to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan or 2016 Plan that is forfeited or repurchased, or terminates, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price, or tax withholding obligations pursuant to any award under the 2020 Plan or 2016 Plan, will again be available for issuance. As of June 28, 2026, the aggregate number of shares that remain available to be issued under the 2020 Plan is 3,483,866.

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

A summary of stock-based compensation activities during the six months ended June 28, 2026 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 28, 2025	468.7	334.7	62.6	124.5
Granted	—	168.3	4.8	54.7
Exercised/Vested/Settled(a)	(20.1)	(112.5)	—	(2.9)
Expired or forfeited	(0.8)	(10.0)	—	(27.4)
Outstanding as of June 28, 2026	447.8	380.5	67.4	148.9
______________
(a)    Does not include 35.9 thousand stock options and 118.8 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

There were no stock options granted during the periods presented. The weighted average grant date fair value of awards granted were as follows:

	June 28, 2026	June 29, 2025
RSUs	$147.15	$134.39
DSUs	$118.06	$124.42
PSUs	$149.55	$135.83

A summary of stock-based compensation expense recognized during the periods was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Stock options(a)	$0.1	$0.3	$0.3	$1.0
RSUs(a)	3.6	3.8	15.8	15.1
DSUs	0.2	0.3	0.3	0.4
PSUs	(1.8)	(2.1)	(0.1)	(0.6)
Total stock-based compensation	$2.1	$2.3	$16.3	$15.9
______________
(a)    Stock-based compensation expense for the three and six months ended June 28, 2026 and June 29, 2025 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $5.7 million related to RSUs for the six months ended June 28, 2026, and $6.0 million related to RSUs for the six months ended June 29, 2025.

A summary of unrecognized stock-based compensation expense was as follows:

	June 28, 2026		December 28, 2025
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$0.2	0.5 years	$0.5	0.9 years
RSUs	$31.2	2.8 years	$24.0	2.5 years
DSUs	$0.1	0.9 years	$0.2	0.9 years
PSUs	$11.5	2.0 years	$7.3	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	June 28, 2026	December 28, 2025
ABL facility	$124.1	$—
Subsidiary ABL facility	—	0.6
Term loans	386.8	388.8
Total gross long-term debt	510.9	389.4
Less: unamortized debt issuance costs and discounts on debt	(5.2)	(4.0)
Total debt	$505.7	$385.4
Less: current portion	(3.9)	(3.9)
Total long-term debt	$501.8	$381.5

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the Seventh Amendment to the Credit Agreement, dated July 22, 2022, and the First Amendment to the Amended and Restated Credit Agreement, dated April 22, 2026, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $443.0 million and $577.8 million as of June 28, 2026 and December 28, 2025, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

On April 22, 2026, the Company, through its subsidiaries, entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment amends the ABL Credit Agreement to among other things, (i) extend the final scheduled maturity to April 22, 2031, subject to a springing maturity date of 91 days prior to the maturity of the Second Amended and Restated Credit Agreement, dated as of March 23, 2021, among the Borrowers, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Second Amended and Restated Credit Agreement”), (ii) increase the letter of credit sublimit from $30.0 million to $50.0 million, (iii) remove the 10 basis point credit spread adjustment that was applied to SOFR-based borrowings, and (iv) make such other changes as agreed to by the parties pursuant to the First Amendment.

Loans under the ABL Credit Agreement bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on the average daily excess availability under the ABL Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the ABL Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the ABL Credit Agreement.

The weighted average interest rate on outstanding balances under the ABL Facility was 4.75248% as of June 28, 2026. There was no outstanding balance under the ABL Facility as of December 28, 2025. The commitment fees on unfunded amounts was 0.25% as of June 28, 2026 and December 28, 2025.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of June 28, 2026, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The Devil Mountain ABL Facility will mature on April 30, 2029. There was no outstanding balance as of June 28, 2026. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 5.77272% as of December 28, 2025. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of June 28, 2026.

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

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The Tranche B Term Loans will mature on March 22, 2030. The interest rates on the outstanding balance of the Tranche B Term Loans were 5.38718% and 5.50012% as of June 28, 2026 and December 28, 2025, respectively.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of June 28, 2026, the Company was in compliance with all of the Second Amendment covenants.

Interest Expense

During the three and six months ended June 28, 2026, the Company incurred total interest expense of $10.0 million and $18.0 million, respectively, of which $7.4 million and $13.6 million related to interest on the asset-based credit facilities and the term loans, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the First Amendment, unamortized debt issuance costs and discounts in the amount of $0.1 million were charged to expense and new debt fees and issuance costs of $1.9 million were capitalized during the three and six months ended June 28, 2026. Amortization expense related to debt issuance costs and discounts was $0.3 million and $0.6 million for the three and six months ended June 28, 2026, respectively. The remaining $2.2 million and $3.7 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and six months ended June 28, 2026, respectively.

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

Note 10. Income Taxes

The Company’s effective tax rate was approximately 25.0% for the six months ended June 28, 2026 and approximately 25.4% for the six months ended June 29, 2025. The decrease in the effective rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $0.2 million for the six months ended June 28, 2026, compared to tax deficiencies of $0.3 million for the six months ended June 29, 2025. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the six months ended June 28, 2026 and June 29, 2025, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Tax Equity Investments:

In November 2025 and 2024, the Company entered into agreements to become a limited partner in a tax-advantaged limited partnership investing in approved qualified renewable energy projects. The Company’s tax equity investments qualified for application of the proportional amortization method. During the years ended December 28, 2025 and December 29, 2024, the Company amortized the initial cost of the investments, inclusive of the delayed equity contributions, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. As of June 28, 2026 and December 28, 2025, the carrying values of the tax equity investments were $3.0 million and $3.0 million, respectively, and were recorded in Other assets on the Consolidated Balance Sheets. There was no impairment of the Company’s tax equity investments during the six months ended June 28, 2026 and June 29, 2025.

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

As of June 28, 2026 and December 28, 2025, the Company had no remaining environmental liability as the related indemnification asset was derecognized in September 2025.

Letters of Credit

As of June 28, 2026 and December 28, 2025, outstanding letters of credit were $32.9 million and $22.2 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and six months ended June 28, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Shares used in the computation of basic earnings per share	44,150,162	44,817,997	44,368,372	44,951,303
Effect of dilutive securities:
Stock options	106,204	246,441	122,567	264,358
RSUs and PSUs	94,223	9,340	68,827	14,892
DSUs	12,264	15,663	13,315	14,549
Shares used in the computation of diluted earnings per share	44,362,853	45,089,441	44,573,081	45,245,102
The diluted earnings per common share calculation for the three months ended June 28, 2026 and June 29, 2025 excluded the effect of 363,633 and 411,032 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the six months ended June 28, 2026 and June 29, 2025 excluded the anti-dilutive effect of 353,983 and 406,932 potential shares of common stock, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$1,530.7	$1,461.6	$2,470.8	$2,401.0

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	884.7	860.4	1,443.0	1,436.6
Freight, handling, and distribution expenses(a)	62.0	49.8	105.2	85.1
Other Cost of goods sold(b)(c)	19.5	20.0	39.3	38.1

Selling, general and administrative expenses:
Compensation expenses	215.3	203.1	426.8	407.9
Facility expenses	65.3	61.4	127.5	121.1
Depreciation and amortization expenses	34.3	33.6	67.8	67.3
Delivery expenses	21.5	19.3	38.5	36.6
Other Selling, general and administrative expenses(d)	34.3	31.7	60.0	59.4

Other income	(3.8)	(5.1)	(9.0)	(9.0)
Interest and other non-operating expenses, net	10.0	10.3	18.0	17.7
Income tax expense	48.3	45.0	38.5	35.6
Net income	$139.3	$132.1	$115.2	$104.6
_____________
(a) Includes depreciation and amortization expenses of $0.1 million and $0.3 million for the three and six months ended June 28, 2026 and zero for the three and six months ended June 29, 2025, respectively.
(b) Includes depreciation and amortization expenses of $1.8 million and $3.2 million for the three and six months ended June 28, 2026 and $1.7 million and $3.4 million for the three and six months ended June 29, 2025, respectively.
(c) Primarily includes inventory production, obsolescence, and customer program costs.
(d) Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by capitalization of overhead expenses.

Note 14.     Subsequent Events
In July 2026, the Company repurchased 100,692 shares for approximately $10.0 million at an average price of $99.29 under a 10b5-1 plan that authorized the purchase of the Company’s common stock.
The following table summarizes activity under the share repurchase program for the 2026 Fiscal Year through July 29, 2026.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	1,052,908	$117.53	$90.5

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
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of June 28, 2026, we had over 680 branch locations in 45 U.S. states and five Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 180,000 SKUs, including hardscapes (such as concrete pavers and natural stone), irrigation, agronomics (including fertilizer, seed, control products, and ice melt), landscape accessories, nursery, and outdoor lighting to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
The second quarter of 2026 continued to present challenges driven by economic uncertainty and weak consumer sentiment related to current geopolitical conflicts, inflation and affordability concerns, and rising interest rates. Our new residential construction and repair and upgrade end markets further softened during the quarter. Accordingly, we anticipate sustained pressure on Net sales growth and Net income for the foreseeable future. We have taken various actions to mitigate supply chain disruptions and the related impacts to commodity prices, including the implementation of price increases on certain products and measures to offset the effects of rising fuel costs. For the three months ended June 28, 2026, we achieved Net sales growth of 5%, primarily driven by acquisitions. Organic Daily Sales increased 1% for the three months ended June 28, 2026, primarily due to price contribution of approximately 3%, partially offset by softer end market demand. The positive pricing trend that began in the second half of the 2025 Fiscal Year (as defined below) has continued and overall prices are projected to increase approximately 3% for the 2026 Fiscal Year. Gross margin increased 50 basis points for the second quarter primarily due to the benefits of price realization and execution of our commercial initiatives, partially offset by higher freight and distribution costs as a result of fuel inflation, the addition of our fifth distribution center, and deflation in certain commodity products. Selling, general and administrative expenses (“SG&A”) increased 6% for the three months ended June 28, 2026, primarily reflecting the impact of acquisitions. Net income attributable to SiteOne increased to $139.3 million for the three months ended June 28, 2026, compared to $129.0 million for the same period of 2025, primarily due to improved gross margin, partially offset by lower sales volume and higher SG&A. Net cash provided by operating activities was $31.1 million for the six months ended June 28, 2026, compared to $7.1 million for the six months ended June 29, 2025, primarily driven by higher Net income and a positive contribution from working capital changes.

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
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal year ending January 3, 2027 (the “2026 Fiscal Year”) includes 53 weeks and our 2025 Fiscal Year included 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended June 28, 2026 and June 29, 2025 both included 13 weeks. The six months ended June 28, 2026 and June 29, 2025 both included 26 weeks.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of June 28, 2026, we completed the following acquisitions since the start of the 2025 Fiscal Year:
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
•In January 2025, our then majority-owned subsidiary, Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”), acquired the assets and assumed the liabilities of Pacific Nurseries, LLC (“Pacific Nurseries”). With one location in Colma, California, Pacific Nurseries is a wholesale distributor of nursery products to landscape professionals.

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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and six months ended June 28, 2026 and June 29, 2025 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	June 28, 2026		June 29, 2025		June 28, 2026		June 29, 2025
Net sales	$1,530.7	100.0%	$1,461.6	100.0%	$2,470.8	100.0%	$2,401.0	100.0%
Cost of goods sold	966.2	63.1%	930.2	63.6%	1,587.5	64.3%	1,559.8	65.0%
Gross profit	564.5	36.9%	531.4	36.4%	883.3	35.7%	841.2	35.0%
Selling, general and administrative expenses	370.7	24.2%	349.1	23.9%	720.6	29.2%	692.3	28.8%
Other income	3.8	0.2%	5.1	0.3%	9.0	0.4%	9.0	0.4%
Operating income	197.6	12.9%	187.4	12.8%	171.7	6.9%	157.9	6.6%
Interest and other non-operating expenses, net	10.0	0.7%	10.3	0.7%	18.0	0.7%	17.7	0.7%
Income tax expense	48.3	3.2%	45.0	3.1%	38.5	1.6%	35.6	1.5%
Net income	139.3	9.1%	132.1	9.0%	115.2	4.7%	104.6	4.4%
Less:
Net income attributable to non-controlling interest	1.0	0.1%	1.2	0.1%	0.9	—%	1.0	—%
Adjustment of non-controlling interest to redemption value	(1.0)	(0.1)%	1.9	0.1%	1.6	0.1%	1.9	0.1%
Net income attributable to SiteOne	$139.3	9.1%	$129.0	8.8%	$112.7	4.6%	$101.7	4.2%
Net sales
Net sales for the three months ended June 28, 2026 increased 5% to $1,530.7 million, compared to $1,461.6 million for the three months ended June 29, 2025, and increased 3% to $2,470.8 million for the six months ended June 28, 2026, compared to $2,401.0 million for the six months ended June 29, 2025. These increases were due primarily to contributions from acquisitions. Organic Daily Sales increased 1% in the second quarter and were flat in the first half of 2026 due primarily to price inflation in response to rising costs and our commercial initiatives, partially offset by softer end market demand. We estimate price increases contributed 3% for the three and six months ended June 28, 2026 based upon year-over-year price changes in our highest selling SKUs. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) increased 5% during the second quarter and 4% during the first half of 2026 due primarily to price inflation in response to rising costs. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) were flat during the second quarter and decreased 1% during the first half of 2026 due to weak demand in the new residential construction and repair and upgrade end markets. Acquisitions contributed $49.2 million, or 3%, to the Net sales growth for the second quarter of 2026 and $61.6 million, or 3%, to the Net sales growth for the six months ended June 28, 2026.

Cost of goods sold
Cost of goods sold increased 4% to $966.2 million for the three months ended June 28, 2026, compared to $930.2 million for the three months ended June 29, 2025, and increased 2% to $1,587.5 million for the six months ended June 28, 2026, compared to $1,559.8 million for the six months ended June 29, 2025. The increase in Cost of goods sold, including Inventory costs, net of supplier incentives and discounts, and Freight, handling, and distribution expenses, was primarily attributable to acquisitions as well as fuel inflation and the addition of our fifth distribution center that commenced operations in the fourth quarter of 2025.
A summary of significant expenses within Cost of goods sold is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Inventory costs, net of supplier incentives and discounts	$884.7	$860.4	$1,443.0	$1,436.6
Freight, handling, and distribution expenses	62.0	49.8	105.2	85.1
Other Cost of goods sold	19.5	20.0	39.3	38.1
Cost of goods sold	$966.2	$930.2	$1,587.5	$1,559.8
Gross profit and gross margin
Gross profit increased 6% to $564.5 million for the three months ended June 28, 2026, compared to $531.4 million for the three months ended June 29, 2025, and increased 5% to $883.3 million for the six months ended June 28, 2026, compared to $841.2 million for the six months ended June 29, 2025. Gross profit growth was primarily driven by higher Net sales and improved price realization. Gross margin increased 50 basis points to 36.9% for the second quarter of 2026, compared to 36.4% for the second quarter of 2025, and increased 70 basis points to 35.7% for the six months ended June 28, 2026, compared to 35.0% for the six months ended June 29, 2025. The increase in gross margin is primarily due to the benefits of price realization and execution of our commercial initiatives, partially offset by higher freight and distribution costs as a result of fuel inflation, the addition of our fifth distribution center, and deflation in certain commodity products.
Selling, general and administrative expenses
SG&A increased 6% to $370.7 million for the three months ended June 28, 2026, compared to $349.1 million for the three months ended June 29, 2025, and increased 4% to $720.6 million for the six months ended June 28, 2026, compared to $692.3 million for the six months ended June 29, 2025. SG&A as a percentage of Net sales increased 30 basis points to 24.2% for the three months ended June 28, 2026, compared to 23.9% for the three months ended June 29, 2025, and increased 40 basis points to 29.2% for the six months ended June 28, 2026, compared to 28.8% for the six months ended June 29, 2025. The increase in SG&A was primarily due to the impact of acquisitions, fuel cost inflation, and higher healthcare costs.
A summary of significant segment expenses within SG&A is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Compensation expenses	$215.3	$203.1	$426.8	$407.9
Facility expenses	65.3	61.4	127.5	121.1
Depreciation and amortization expenses	34.3	33.6	67.8	67.3
Delivery expenses	21.5	19.3	38.5	36.6
Other Selling, general and administrative expenses	34.3	31.7	60.0	59.4
Selling, general and administrative expenses	$370.7	$349.1	$720.6	$692.3
Interest and other non-operating expenses, net
Interest and other non-operating expenses, net decreased $0.3 million to $10.0 million for the three months ended June 28, 2026, compared to $10.3 million for the three months ended June 29, 2025, and increased $0.3 million to $18.0 million for the six months ended June 28, 2026, compared to $17.7 million for the six months ended June 29, 2025. The decrease in interest expense for the three months ended June 28, 2026, compared to the three months ended June 29, 2025 was primarily due to lower average interest rates on borrowings during the second quarter of 2026, compared to the second quarter of 2025. The increase in interest expense for the six months ended June 28, 2026, compared to the six months ended June 29, 2025, was primarily due to the maturity of our interest rate swaps in the first quarter of 2025.

Income tax expense
Income tax expense was $48.3 million for the three months ended June 28, 2026, compared to $45.0 million for the three months ended June 29, 2025. The effective tax rate was 25.7% for the three months ended June 28, 2026, compared to 25.4% for the three months ended June 29, 2025. The increase in the effective tax rate was primarily due to higher state tax expense. There were no excess tax benefits recognized for either the three months ended June 28, 2026 or the three months ended June 29, 2025.
Income tax expense was $38.5 million for the six months ended June 28, 2026, compared to $35.6 million for the six months ended June 29, 2025. The effective tax rate was 25.0% for the six months ended June 28, 2026, compared to 25.4% for the six months ended June 29, 2025. The decrease in the effective tax rate was primarily due to an increase in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $0.2 million were recognized for the six months ended June 28, 2026, compared to tax deficiencies of $0.3 million for the six months ended June 29, 2025.
Net income attributable to non-controlling interest
Net income attributable to non-controlling interest decreased $0.2 million to $1.0 million for the three months ended June 28, 2026, compared to $1.2 million for the three months ended June 29, 2025, and decreased $0.1 million to $0.9 million for the six months ended June 28, 2026, compared to $1.0 million for the six months ended June 29, 2025. The changes in Net income attributable to non-controlling interest were primarily due to the acquisition of the remaining 25% interest in Devil Mountain on June 1, 2026.
Adjustment of non-controlling interest to redemption value
Adjustment of non-controlling interest to redemption value was $(1.0) million for the three months ended June 28, 2026 and $1.6 million for the six months ended June 28, 2026, compared to $1.9 million for the three and six months ended June 29, 2025. The decreases in the adjustment to the carrying amount of the Redeemable non-controlling interest are due to the Company’s acquisition of the remaining 25% interest in Devil Mountain on June 1, 2026.
Net income attributable to SiteOne
Net income attributable to SiteOne increased $10.3 million to $139.3 million for the three months ended June 28, 2026, compared to $129.0 million for the three months ended June 29, 2025, and increased $11.0 million to $112.7 million for the six months ended June 28, 2026, compared to $101.7 million for the six months ended June 29, 2025. The increase in Net income attributable to SiteOne for the three and six months ended June 28, 2026, compared to the three and six months ended June 29, 2025 was primarily due to an increase in Gross profit as a result of the improvement in gross margin, partially offset by lower sales volume and higher SG&A.

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

(In millions, except per share information and percentages)
	2026		2025				2024
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Net sales	$1,530.7	$940.1	$1,045.6	$1,258.2	$1,461.6	$939.4	$1,013.1	$1,208.8
Cost of goods sold	966.2	621.3	688.8	821.0	930.2	629.6	675.5	797.8
Gross profit	564.5	318.8	356.8	437.2	531.4	309.8	337.6	411.0
Selling, general and administrative expenses	370.7	349.9	365.9	357.4	349.1	343.2	364.5	349.1
Other income, net	(3.8)	(5.2)	(4.1)	(5.4)	(5.1)	(3.9)	(2.0)	(8.0)
Operating income (loss)	197.6	(25.9)	(5.0)	85.2	187.4	(29.5)	(24.9)	69.9
Interest and other non-operating expenses, net	10.0	8.0	8.2	9.1	10.3	7.4	6.7	9.5
Income tax expense (benefit)	48.3	(9.8)	(5.4)	15.5	45.0	(9.4)	(10.1)	15.8
Net income (loss)	139.3	(24.1)	(7.8)	60.6	132.1	(27.5)	(21.5)	44.6
Less:
Net income (loss) attributable to non-controlling interest	1.0	(0.1)	0.6	0.4	1.2	(0.2)	0.2	0.2
Adjustment of non-controlling interest to redemption value	(1.0)	2.6	0.6	1.1	1.9	—	—	—
Net income (loss) attributable to SiteOne	$139.3	$(26.6)	$(9.0)	$59.1	$129.0	$(27.3)	$(21.7)	$44.4
Net income (loss) per common share:
Basic	$3.16	$(0.60)	$(0.20)	$1.32	$2.88	$(0.61)	$(0.48)	$0.98
Diluted	$3.14	$(0.60)	$(0.20)	$1.31	$2.86	$(0.61)	$(0.48)	$0.97
Adjusted EBITDA(a)	$237.2	$25.5	$37.6	$127.5	$226.7	$22.4	$31.8	$114.8

Net sales as a percentage of annual Net sales			22.2%	26.7%	31.1%	20.0%	22.3%	26.6%
Gross profit as a percentage of annual Gross profit			21.8%	26.7%	32.5%	19.0%	21.7%	26.3%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA			9.1%	30.8%	54.7%	5.4%	8.4%	30.3%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2026		2025				2024
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Reported Net income (loss)	$139.3	$(24.1)	$(7.8)	$60.6	$132.1	$(27.5)	$(21.5)	$44.6
Income tax expense (benefit)	48.3	(9.8)	(5.4)	15.5	45.0	(9.4)	(10.1)	15.8
Interest expense, net	10.0	8.0	8.2	9.1	10.3	7.4	6.7	9.5
Depreciation and amortization	36.2	35.1	34.7	35.4	35.3	35.4	35.6	35.9
EBITDA	233.8	9.2	29.7	120.6	222.7	5.9	10.7	105.8
Stock-based compensation(a)	2.1	14.2	5.5	5.6	2.3	13.6	5.5	5.2
(Gain) loss on sale of assets(b)	(0.6)	(1.6)	0.3	0.1	(0.5)	(0.2)	1.5	0.3
Financing fees(c)	—	—	—	—	—	—	—	0.5
Acquisitions and other adjustments(d)	1.9	3.7	2.1	1.2	2.2	3.1	14.1	3.0
Adjusted EBITDA(e)	$237.2	$25.5	$37.6	$127.5	$226.7	$22.4	$31.8	$114.8
_____________________________________
(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents fees associated with our debt refinancing and debt amendments.
(d)    Represents professional fees and settlement of litigation, performance bonuses, and retention and severance payments related to historical acquisitions. Also included is the cost of inventory that was stepped up to fair value related to the purchase accounting of Devil Mountain as well as charges during the fourth quarter of 2025 and 2024 for consolidating or closing certain branch locations. We cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
(e)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest as follows (in millions):

	2026		2025				2024
	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3
Adjusted EBITDA attributable to non-controlling interest	$1.3	$0.7	$1.1	$1.0	$1.8	$0.3	$0.8	$0.8

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2026		2025
	Qtr 2	Qtr 1	Qtr 2	Qtr 1
Reported Net sales	$1,530.7	$940.1	$1,461.6	$939.4
Organic Sales(a)	1,479.2	927.7	1,459.3	939.4
Acquisition contribution(b)	51.5	12.4	2.3	—
Selling Days	64	64	64	64
Organic Daily Sales	$23.1	$14.5	$22.8	$14.7
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. We intend to purchase shares under the repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The share repurchase authorization does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time. During the six months ended June 28, 2026, we repurchased 952,216 shares of our common stock for approximately $113.8 million at an average price per share of $119.46. In July 2026, we repurchased 100,692 shares of our common stock for approximately $10.0 million at an average price of $99.29 under a 10b5-1 plan that authorized the purchase of the Company’s common stock. For the 2026 Fiscal Year through July 29, 2026, we repurchased 1,052,908 shares of our common stock for approximately $123.8 million at an average price per share of $117.53. As of July 29, 2026, the dollar value of shares that may yet be purchased under the share repurchase authorization was $90.5 million.
Our borrowing base capacity under the ABL Facility was $443.0 million as of June 28, 2026, after giving effect to $124.1 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $32.9 million. Our borrowing base capacity under the ABL Facility was $577.8 million as of December 28, 2025, after giving effect to outstanding letters of credit of $22.2 million. As of June 28, 2026, we had total cash and cash equivalents of $87.4 million, total gross long-term debt of $510.9 million, and total finance lease obligations (excluding interest) of $137.3 million.
Working capital was $1,098.4 million as of June 28, 2026, an increase of $86.4 million, compared to $1,012.0 million as of December 28, 2025. The increase in working capital was primarily attributable to the seasonality of our business and acquisitions.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of June 28, 2026 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$510.9	$3.9	$507.0
Interest on long-term debt	$116.6	$30.5	$86.1
Our gross long-term debt balance increased $121.5 million since December 28, 2025. This increase was primarily attributable to funding a seasonal increase in working capital as well as higher acquisition investments, share repurchases, and capital expenditures. We have current maturities on our long-term debt of $3.9 million, which relates to the term loan facility. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of June 28, 2026, and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of June 28, 2026. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into interest rate swap contracts and amendments of the term loan facility and the ABL Facility. The total amount of projected interest on long-term debt increased by $21.6 million since December 28, 2025, to $116.6 million, primarily due to borrowings under the ABL Facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Six Months Ended
Net cash provided by (used in):	June 28, 2026	June 29, 2025
Operating activities	$31.1	$7.1
Investing activities	$(116.5)	$(37.9)
Financing activities	$(17.2)	$1.3
Cash flow provided by operating activities
Net cash provided by operating activities for the six months ended June 28, 2026 was $31.1 million, compared to $7.1 million for the six months ended June 29, 2025. The increase was primarily driven by higher Net income and a positive contribution from working capital changes in the first six months of 2026 compared to the same period of 2025.
Cash flow used in investing activities
Net cash used in investing activities was $116.5 million for the six months ended June 28, 2026, compared to $37.9 million for the six months ended June 29, 2025. The increase reflected higher acquisition investments and capital expenditures in the first six months of 2026 compared to the same period of 2025. Capital expenditures were $40.6 million for the first six months of 2026 compared to $29.1 million for the same period of 2025 due to increased investments in branch locations and information technology.
Cash flow (used in) provided by financing activities
Net cash used in financing activities was $(17.2) million for the six months ended June 28, 2026, compared to net cash provided by financing activities of $1.3 million for the six months ended June 29, 2025. The change in cash flows for financing activities primarily reflected an increase in share repurchases, partially offset by higher net borrowings under the ABL Facility during the first six months of 2026 compared to the same period of 2025.
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
Amendments of Term Loans
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 5.38718% and 5.50012% as of June 28, 2026 and December 28, 2025, respectively.
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

On April 22, 2026, the Company, through its subsidiaries, entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). The First Amendment amends the ABL Credit Agreement, dated as of July 22, 2022, to among other things, (i) extend the final scheduled maturity to April 22, 2031, subject to a springing maturity date of 91 days prior to the maturity of the Second Amended and Restated Credit Agreement, (ii) increase the letter of credit sublimit from $30.0 million to $50.0 million, (iii) remove the 10 basis point credit spread adjustment that was applied to SOFR-based borrowings, and (iv) make such other changes as agreed to by the parties pursuant to the First Amendment.
Loans under the ABL Credit Agreement bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.25% or 1.50% or (ii) an alternate base rate plus an applicable margin of 0.25% or 0.50%, in each case depending on the average daily excess availability under the ABL Credit Agreement, and in each case subject to a 0.125% reduction when the Consolidated First Lien Leverage Ratio (as defined in the ABL Credit Agreement) is less than 1.50:1.00. Additionally, undrawn commitments under the ABL Credit Agreement bear a commitment fee of 0.20% or 0.25%, depending on the average daily undrawn portion of the commitments under the ABL Credit Agreement.
The weighted average interest rate on outstanding balances under the ABL Facility was 4.75248% as of June 28, 2026. There was no outstanding balance under the ABL Facility as of December 28, 2025. The commitment fees on unfunded amounts was 0.25% as of June 28, 2026 and December 28, 2025.
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
Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. There was no outstanding balance as of June 28, 2026. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 5.77272% as of December 28, 2025.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Effective June 1, 2026, the minority shareholders in Devil Mountain exercised their put option requiring us to purchase the minority shareholders’ remaining 25% ownership interest in Devil Mountain. We completed the $26.5 million purchase by issuing 216,994 shares of our common stock from treasury with a weighted average cost of $122.33. The value of our common stock issued was determined based on an agreed upon share price of $122.00. Following the exercise of the put option, we have a 100% ownership interest in Devil Mountain.

The issuance did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The shares were issued in a private placement pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases

The following table provides information about the purchases of our common stock made during the three months ended June 28, 2026:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
March 30, 2026 - May 3, 2026	114,399	$126.21	114,399	$179.8
May 4, 2026 - May 31, 2026	588,360	$117.82	588,360	$110.5
June 1, 2026 - June 28, 2026	94,327	$105.99	94,327	$100.5
Total	797,086	$117.63	797,086	$100.5
______________
(a) In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 28, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit Number	Description

10.1†	Summary of Non-Employee Director Compensation, as amended and restated on May 13, 2026.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 28, 2026 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

SITEONE LANDSCAPE SUPPLY, INC.

Date:	July 29, 2026	By:	/s/ Eric J. Elema
Eric J. Elema
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)