Form 10-Q
period 2026-09-27
SiteOne Landscape Supply, Inc.
filed 2026-10-28
CIK 1650729

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Shares Outstanding as of October 23, 2026
Common Stock, $0.01 par value per share	43,131,936

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
•risks related to our current indebtedness, including with respect to rising interest rates on our variable indebtedness, and our ability to obtain financing in the future;
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

SiteOne Landscape Supply, Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

Assets	September 27, 2026	December 28, 2025
Current assets:
Cash and cash equivalents	$88.4	$190.6
Accounts receivable, net of allowance for doubtful accounts of $36.4 and $33.3, respectively	601.3	546.8
Inventory, net	1,064.7	876.5
Income tax receivable	—	22.4
Prepaid expenses and other current assets	102.3	62.5
Total current assets	1,856.7	1,698.8

Property and equipment, net (Note 5)	312.3	295.4
Operating lease right-of-use assets, net (Note 7)	466.9	439.7
Goodwill (Note 6)	557.9	530.4
Intangible assets, net (Note 6)	210.7	220.0
Deferred tax assets	7.2	14.7
Other assets	20.9	20.6
Total assets	$3,432.6	$3,219.6

Liabilities, Redeemable Non-controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$357.8	$310.8
Current portion of finance leases (Note 7)	35.5	33.2
Current portion of operating leases (Note 7)	102.0	97.3
Accrued compensation	88.2	104.6
Long-term debt, current portion (Note 9)	3.9	3.9
Income tax payable	14.7	—
Accrued liabilities	169.3	137.0
Total current liabilities	771.4	686.8

Other long-term liabilities	2.1	4.0
Finance leases, less current portion (Note 7)	100.0	101.6
Operating leases, less current portion (Note 7)	385.9	362.5
Deferred tax liabilities	5.7	—
Long-term debt, less current portion (Note 9)	471.6	381.5
Total liabilities	1,736.7	1,536.4

Commitments and contingencies (Note 11)

Redeemable non-controlling interest	—	24.0

Stockholders' equity:
Common stock, par value $0.01; 1,000,000,000 shares authorized; 46,016,565 and 45,895,384 shares issued, and 43,130,316 and 44,390,032 shares outstanding at September 27, 2026 and December 28, 2025, respectively	0.5	0.5
Additional paid-in capital	670.0	658.1
Retained earnings	1,368.3	1,191.7
Accumulated other comprehensive loss	(6.6)	(4.9)
Treasury stock, at cost, 2,886,249 and 1,505,352 shares at September 27, 2026 and December 28, 2025, respectively	(336.3)	(186.2)
Total stockholders' equity	1,695.9	1,659.2
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$3,432.6	$3,219.6
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$1,291.1	$1,258.2	$3,761.9	$3,659.2
Cost of goods sold	832.6	821.0	2,420.1	2,380.8
Gross profit	458.5	437.2	1,341.8	1,278.4

Selling, general and administrative expenses	368.7	357.4	1,089.3	1,049.7
Other income	6.0	5.4	15.0	14.4
Operating income	95.8	85.2	267.5	243.1

Interest and other non-operating expenses, net	9.5	9.1	27.5	26.8
Income before taxes	86.3	76.1	240.0	216.3
Income tax expense	22.4	15.5	60.9	51.1
Net income	63.9	60.6	179.1	165.2

Less:
Net income attributable to non-controlling interest	—	0.4	0.9	1.4
Adjustment of non-controlling interest to redemption value	—	1.1	1.6	3.0
Net income attributable to SiteOne	$63.9	$59.1	$176.6	$160.8

Net income per common share:
Basic	$1.46	$1.32	$4.00	$3.58
Diluted	$1.46	$1.31	$3.98	$3.56
Weighted average number of common shares outstanding:
Basic	43,653,283	44,802,833	44,130,009	44,901,813
Diluted	43,817,122	45,035,242	44,323,092	45,174,654
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$63.9	$60.6	$179.1	$165.2
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	(0.9)	(1.7)	1.5
Interest rate swaps - net unrealized gains and reclassifications into earnings, net of taxes of $—, $—, $—, and $0.4, respectively	—	—	—	(1.3)
Total other comprehensive income (loss)	0.1	(0.9)	(1.7)	0.2
Comprehensive income	64.0	59.7	177.4	165.4
Less:
Comprehensive income attributable to non-controlling interest	—	0.4	0.9	1.4
Adjustment of non-controlling interest to redemption value	—	1.1	1.6	3.0
Comprehensive income attributable to SiteOne	$64.0	$58.2	$174.9	$161.0
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Equity and Redeemable Non-controlling Interest (Unaudited)
(In millions, shares in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 28, 2025	44,390.0	$0.5	$658.1	$1,191.7	$(4.9)	$(186.2)	$1,659.2	$24.0
Net loss attributable to SiteOne	—	—	—	(26.6)	—	—	(26.6)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.1)
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	2.6
Other comprehensive loss	—	—	—	—	(0.8)	—	(0.8)	—
Issuance of common shares under stock-based compensation plan	78.4	—	(4.4)	—	—	—	(4.4)	—
Stock-based compensation	—	—	14.2	—	—	—	14.2	—
Repurchases of common shares	(155.1)	—	—	—	—	(20.0)	(20.0)	—
Balance at March 29, 2026	44,313.3	$0.5	$667.9	$1,165.1	$(5.7)	$(206.2)	$1,621.6	$26.5
Net income attributable to SiteOne	—	—	—	139.3	—	—	139.3	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	1.0
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	(1.0)
Acquisition of remaining non-controlling interest	217.0	—	(6.8)	—	—	26.5	19.7	(26.5)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	21.1	—	0.3	—	—	—	0.3	—
Stock-based compensation	—	—	2.1	—	—	—	2.1	—
Repurchases of common shares	(797.1)	—	—	—	—	(94.4)	(94.4)	—
Balance at June 28, 2026	43,754.3	$0.5	$663.5	$1,304.4	$(6.7)	$(274.1)	$1,687.6	$—
Net income attributable to SiteOne	—	—	—	63.9	—	—	63.9	—
Other comprehensive income	—	—	—	—	0.1	—	0.1	—
Issuance of common shares under stock-based compensation plan	21.7	—	0.9	—	—	—	0.9	—
Stock-based compensation	—	—	5.6	—	—	—	5.6	—
Repurchases of common shares	(645.7)	—	—	—	—	(62.2)	(62.2)	—
Balance at September 27, 2026	43,130.3	$0.5	$670.0	$1,368.3	$(6.6)	$(336.3)	$1,695.9	$—

	Common Stock Shares	Common Stock Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity	Redeemable Non-controlling Interest
Balance at December 29, 2024	44,913.3	$0.5	$626.5	$1,039.9	$(6.1)	$(88.3)	$1,572.5	$19.4
Net loss attributable to SiteOne	—	—	—	(27.3)	—	—	(27.3)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)	—
Issuance of common shares under stock-based compensation plan	65.1	—	(3.3)	—	—	—	(3.3)	—
Stock-based compensation	—	—	13.6	—	—	—	13.6	—
Repurchases of common shares	(28.7)	—	—	—	—	(3.5)	(3.5)	—
Balance at March 30, 2025	44,949.7	$0.5	$636.8	$1,012.6	$(7.1)	$(91.8)	$1,551.0	$19.2
Net income attributable to SiteOne	—	—	—	129.0	—	—	129.0	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	1.2
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	1.9
Other comprehensive income	—	—	—	—	2.1	—	2.1	—
Issuance of common shares under stock-based compensation plan	10.4	—	0.4	—	—	—	0.4	—
Stock-based compensation	—	—	2.3	—	—	—	2.3	—
Repurchases of common shares	(465.9)	—	—	—	—	(54.5)	(54.5)	—
Balance at June 29, 2025	44,494.2	$0.5	$639.5	$1,141.6	$(5.0)	$(146.3)	$1,630.3	$22.3
Net income attributable to SiteOne	—	—	—	59.1	—	—	59.1	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	0.4
Adjustment of non-controlling interest to redemption value	—	—	—	—	—	—	—	1.1
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1.0)
Other comprehensive loss	—	—	—	—	(0.9)	—	(0.9)	—
Issuance of common shares under stock-based compensation plan	202.3	—	7.6	—	—	—	7.6	—
Stock-based compensation	—	—	5.6	—	—	—	5.6	—
Balance at September 28, 2025	44,696.5	$0.5	$652.7	$1,200.7	$(5.9)	$(146.3)	$1,701.7	$22.8
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash Flows from Operating Activities:
Net income	$179.1	$165.2
Adjustments to reconcile Net income to net cash provided by operating activities:
Amortization of finance lease right-of-use assets and depreciation	62.6	60.5
Stock-based compensation	21.9	21.5
Amortization of software and intangible assets	44.2	45.6
Amortization of debt related costs	0.9	0.8
Loss on extinguishment of debt	0.1	—
Gain on sale of equipment	(2.9)	(0.6)
Deferred income taxes	—	0.5
Other	(2.3)	(4.9)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Receivables	(40.6)	(56.9)
Inventory	(152.1)	(131.6)
Income tax receivable	22.4	7.3
Prepaid expenses and other assets	(33.5)	(30.6)
Accounts payable	31.4	24.5
Income tax payable	14.7	—
Accrued expenses and other liabilities	10.8	34.4
Net Cash Provided By Operating Activities	$156.7	$135.7

Cash Flows from Investing Activities:
Purchases of property and equipment	(57.9)	(39.2)
Purchases of intangible assets	(7.8)	(0.6)
Acquisitions, net of cash acquired	(81.4)	(18.4)
Proceeds from the sale of property and equipment	6.8	4.8
Net Cash Used In Investing Activities	$(140.3)	$(53.4)

Cash Flows from Financing Activities:
Equity proceeds from common stock	1.9	9.0
Repurchases of common shares	(176.6)	(58.3)
Distributions to non-controlling interest	—	(1.0)
Repayments under term loan	(2.9)	(2.9)
Borrowings on asset-based credit facilities	427.3	293.8
Repayments on asset-based credit facilities	(333.3)	(291.1)
Payments of debt issuance costs	(1.9)	—
Payments on finance lease obligations	(26.6)	(24.1)
Payments of acquisition related contingent obligations	(0.5)	(3.8)
Other financing activities	(5.3)	(4.8)
Net Cash Used In Financing Activities	$(117.9)	$(83.2)

Effect of exchange rate on cash	(0.7)	0.7
Net change in cash	(102.2)	(0.2)
Cash and cash equivalents:
Beginning	190.6	107.1
Ending	$88.4	$106.9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$27.9	$26.0
Cash paid during the year for income taxes	$25.2	$38.2
See Notes to Consolidated Financial Statements (Unaudited).

SiteOne Landscape Supply, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Business and Significant Accounting Policies

Nature of Business

SiteOne Landscape Supply, Inc. (hereinafter collectively with all its consolidated subsidiaries referred to as the “Company”) is a wholesale distributor of hardscapes (such as concrete pavers and natural stone), irrigation, agronomics (including fertilizer, seed, control products, and ice melt), landscape accessories, nursery, and outdoor lighting to green industry professionals. The Company also provides value-added consultative services to complement its product offering and to help customers operate and grow their businesses. Substantially all of the Company’s sales are to customers located in the United States of America (“U.S.”), with less than three percent of sales and total assets in Canada for all periods presented. As of September 27, 2026, the Company had over 690 branches. Based on the nature of the Company’s products and customers’ business cycles, sales are significantly higher in the second and third quarters of each fiscal year.

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

The following table summarizes the activity under the share repurchase program during the nine months ended September 27, 2026.

Amount Authorized (in millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Amount Remaining (in millions)
$400.0	1,597,891	$110.10	$38.3

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

In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (Topic 480), prior to acquiring the remaining 25% interest in Devil Mountain, the Company adjusted the carrying amount of the Redeemable non-controlling interest to what would be the redemption value assuming the security was redeemable as of the balance sheet date. Under ASC 480, the Company elected for the terms of the redemption feature to be fully considered in the measurement of Net income attributable to SiteOne with the offsetting entry for the redemption value adjustment recorded in Adjustment of non-controlling interest to redemption value in the Consolidated Statements of Operations. During the nine months ended September 27, 2026, the Company made an adjustment to the carrying amount of the Redeemable non-controlling interest of $1.6 million. There were adjustments of $1.1 million and $3.0 million made during the three and nine months ended September 28, 2025, respectively.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as applicable to interim financial reporting. In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the financial position, results of operations, and cash flows. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 28, 2025. The interim period unaudited financial results for the three- and nine-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31. The Company’s fiscal year ending January 3, 2027 (the “2026 Fiscal Year”) includes 53 weeks and the Company’s fiscal year ended December 28, 2025 (the “2025 Fiscal Year”) included 52 weeks. Additionally, the Company’s fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended September 27, 2026 and September 28, 2025 both included 13 weeks. The nine months ended September 27, 2026 and September 28, 2025 both included 39 weeks.

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

Note 2.    Revenue from Contracts with Customers

The following table presents Net sales disaggregated by product category (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Landscaping products(a)	$1,001.2	$978.1	$2,868.1	$2,821.3
Agronomic and other products(b)	289.9	280.1	893.8	837.9
	$1,291.1	$1,258.2	$3,761.9	$3,659.2
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

As of September 27, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $27.4 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, deferred revenue, and billings in excess of revenue recognized in the Company’s Consolidated Balance Sheets.

Contract liabilities

As of September 27, 2026 and December 28, 2025, contract liabilities were $27.4 million and $21.0 million, respectively, and were included within Accrued liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the nine months ended September 27, 2026 is primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by $12.3 million of revenue recognized and the expiration of points related to the customer loyalty rewards program during the period.

Note 3.    Acquisitions

The Company enters into strategic acquisitions in an effort to better service existing customers and to attract new customers. The Company completed acquisitions for an aggregate purchase price of $85.5 million and $19.0 million for the nine months ended September 27, 2026 and September 28, 2025, respectively. These acquisitions included no deferred contingent consideration for the nine months ended September 27, 2026 and $1.1 million deferred contingent consideration for the nine months ended September 28, 2025. As of September 27, 2026, the Company completed the following acquisitions since the start of the 2025 Fiscal Year:
•In August 2026, the Company’s wholly-owned subsidiary, Devil Mountain, acquired the assets and assumed the liabilities of Patterson Nursery Sales, Inc. (“Patterson Nursery”). With one location in Eagle Creek, Oregon, Patterson Nursery is a grower and nationwide wholesale distributor of nursery products to landscape professionals.
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

For derivatives designated as cash flow hedges, during the nine months ended September 28, 2025, the Company recorded $0.1 million of gain in Other comprehensive income and reclassified $1.8 million of gain from AOCI into income, which is presented within Interest and other non-operating expenses, net in the Consolidated Statements of Operations.

For derivatives not designated as hedging instruments, during the nine months ended September 28, 2025, there was no ineffectiveness recognized in earnings and there was no gain (loss) reclassified from AOCI into income.

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in millions):

	September 27, 2026	December 28, 2025
Land	$33.8	$24.6
Buildings and leasehold improvements:
Buildings	15.5	15.5
Leasehold improvements	114.5	100.5
Branch equipment	131.0	134.1
Office furniture and fixtures and vehicles:
Office furniture and fixtures	47.0	38.5
Vehicles	48.6	54.7
Finance lease right-of-use assets	256.7	236.8
Mineral rights	2.2	2.2
Tooling	0.2	0.2
Construction in progress	20.1	9.1
Total property and equipment, gross	669.6	616.2
Less: accumulated depreciation and amortization	357.3	320.8
Property and equipment, net	$312.3	$295.4

Amortization of finance right-of-use (“ROU”) assets and depreciation expense was $20.9 million and $62.6 million for the three and nine months ended September 27, 2026, and $20.4 million and $60.5 million for the three and nine months ended September 28, 2025, respectively.

Capitalized software has an estimated useful life of three years. Total capitalized software costs, including purchased and internally developed software, included in Other assets at September 27, 2026 and December 28, 2025 were $31.8 million and $27.0 million, less accumulated amortization of $17.5 million and $12.5 million, respectively. Amortization of these software costs was $1.7 million and $5.0 million for the three and nine months ended September 27, 2026, and $1.4 million and $3.2 million for the three and nine months ended September 28, 2025, respectively.

Note 6.    Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill were as follows (in millions):

	December 29, 2025	December 30, 2024
	to September 27, 2026	to December 28, 2025
Beginning balance	$530.4	$518.1
Goodwill acquired during the period(a)	27.8	11.1
Goodwill adjusted during the period	(0.3)	1.2
Ending balance	$557.9	$530.4
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
The following table summarizes the components of intangible assets (in millions, except weighted average remaining useful life):

		September 27, 2026			December 28, 2025
	Weighted Average Remaining Useful Life	Amount	Accumulated Amortization	Net	Amount	Accumulated Amortization	Net
Customer relationships	15.3 years	$616.2	$426.6	$189.6	$599.6	$394.4	$205.2
Trademarks and other	4.6 years	57.2	36.1	21.1	48.0	33.2	14.8
Total intangibles		$673.4	$462.7	$210.7	$647.6	$427.6	$220.0
During the nine months ended September 27, 2026, the Company recorded $29.4 million of intangible assets, including $16.6 million in Customer relationship intangibles and $12.8 million in Trademarks and other intangibles. The change in Customer relationship intangibles and Trademarks and other intangibles included additions of $17.3 million and $12.8 million, respectively, as a result of the acquisitions completed in 2026 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles were $(0.7) million during the nine months ended September 27, 2026.

During the nine months ended September 28, 2025, the Company recorded $8.8 million of intangible assets, including $8.2 million in Customer relationship intangibles and $0.6 million in Trademarks and other intangibles. The change in Customer relationship intangibles included additions of $7.5 million and $0.6 million, respectively, as a result of the acquisitions completed in 2025 as described in “Note 3. Acquisitions.” Updates of purchase price allocations related to prior year acquisitions during the allowable measurement period and currency translation adjustments of Customer relationship intangibles were $0.7 million during the nine months ended September 28, 2025.

Customer relationship intangible assets are amortized over a weighted-average period of approximately 20 years. Trademarks and other intangible assets are amortized over a weighted-average period of approximately five years.

Amortization expense for intangible assets was $12.9 million and $39.2 million for the three and nine months ended September 27, 2026 and $13.6 million and $42.4 million for the three and nine months ended September 28, 2025, respectively.

Total future amortization estimated as of September 27, 2026 is as follows (in millions):

Fiscal year ending:
2026 (remainder)	$12.2
2027	42.2
2028	33.3
2029	26.3
2030	21.4
2031	16.5
Thereafter	58.8
Total future amortization	$210.7

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

The components of lease expense were as follows (in millions):

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$0.2	$0.2	$0.7	$0.5
Amortization of right-of-use assets	Selling, general and administrative expenses	9.4	8.8	27.3	25.5
Interest on lease liabilities	Interest and other non-operating expenses, net	2.4	2.3	6.9	6.9
Operating lease cost	Cost of goods sold	3.7	2.0	9.9	6.1
Operating lease cost	Selling, general and administrative expenses	30.6	27.0	86.8	79.1
Short-term lease cost	Cost of goods sold	0.4	0.2	1.0	0.5
Short-term lease cost	Selling, general and administrative expenses	1.3	1.4	3.7	3.4
Variable lease cost	Selling, general and administrative expenses	0.4	0.5	1.0	1.3
Sublease income	Selling, general and administrative expenses	(0.3)	(0.3)	(1.0)	(0.8)
Total lease cost		$48.1	$42.1	$136.3	$122.5

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended
Other Information	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from finance leases	$6.9	$6.9
Operating cash flows from operating leases	$96.1	$87.0
Financing cash flows from finance leases	$26.6	$24.1
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$28.9	$35.5
Operating leases	$92.8	$61.9

The aggregate future lease payments for operating and finance leases as of September 27, 2026 were as follows (in millions):

Maturity of Lease Liabilities	Operating Leases	Finance Leases
Fiscal year:
2026 (remainder)	$22.5	$11.1
2027	124.6	42.7
2028	107.6	39.0
2029	89.1	30.8
2030	68.9	19.6
2031	51.4	9.0
Thereafter	117.4	2.1
Total lease payments	581.5	154.3
Less: interest	93.6	18.8
Present value of lease liabilities	$487.9	$135.5

The weighted-average lease terms and discount rates were as follows:

Lease Term and Discount Rate	September 27, 2026	September 28, 2025
Weighted-average remaining lease term:
Finance leases	4.0 years	4.4 years
Operating leases	5.9 years	5.8 years
Weighted-average discount rate:
Finance leases	6.8%	6.7%
Operating leases	5.8%	5.6%

Note 8.    Employee Benefit and Stock Incentive Plans

The Company sponsors a defined contribution benefit plan for substantially all of its employees. Company contributions to the plan are based on a percentage of employee wages. The Company’s contributions to the plan were $4.5 million and $15.1 million for the three and nine months ended September 27, 2026, and $4.1 million and $13.6 million for the three and nine months ended September 28, 2025, respectively.

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

At the 2020 Annual Meeting of Stockholders of the Company on May 13, 2020, the Company’s stockholders approved the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which replaced the 2016 Plan. The 2020 Plan reserved 2,155,280 shares of the Company’s common stock for issuance under the 2020 Plan, consisting of 1,600,000 new shares plus 555,280 shares that were previously authorized for issuance under the 2016 Plan and that, as of May 13, 2020, were not subject to outstanding awards. No further grants of awards have been made under the 2016 Plan; however, outstanding awards granted under the 2016 Plan remained outstanding and continued to be administered in accordance with the terms of the 2016 Plan and the applicable award agreements. Any shares covered by an award, or any portion thereof, granted under the 2020 Plan or 2016 Plan that is forfeited or repurchased, or terminates, expires, or lapses for any reason will again be available for the grant of awards. Additionally, any shares tendered or withheld to satisfy the grant or exercise price, or tax withholding obligations pursuant to any award under the 2020 Plan or 2016 Plan, will again be available for issuance. As of September 27, 2026, the aggregate number of shares that remain available to be issued under the 2020 Plan is 4,109,996.

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

A summary of stock-based compensation activities during the nine months ended September 27, 2026 was as follows (in thousands):

	Stock Options	RSUs	DSUs	PSUs
Outstanding as of December 28, 2025	468.7	334.7	62.6	124.5
Granted	—	197.3	4.8	54.7
Exercised/Vested/Settled(a)	(39.1)	(116.4)	—	(2.9)
Expired or forfeited	(2.6)	(14.5)	—	(29.3)
Outstanding as of September 27, 2026	427.0	401.1	67.4	147.0
______________
(a)    Does not include 35.9 thousand stock options and 121.4 thousand RSUs granted to retirement eligible associates under the Rule of 65. While these shares immediately vested, they have not been settled.

There were no stock options granted during the periods presented. The weighted average grant date fair value of awards granted were as follows:

	September 27, 2026	September 28, 2025
RSUs	$140.90	$134.24
DSUs	$118.06	$124.42
PSUs	$149.55	$135.83

A summary of stock-based compensation expense recognized during the periods was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Stock options(a)	$0.1	$0.3	$0.4	$1.3
RSUs(a)	3.8	3.6	19.6	18.7
DSUs	—	0.1	0.3	0.5
PSUs	1.7	1.6	1.6	1.0
Total stock-based compensation	$5.6	$5.6	$21.9	$21.5
______________
(a)    Stock-based compensation expense for the three and nine months ended September 27, 2026 and September 28, 2025 included accelerated expense related to retirement eligible associates under the Rule of 65. These amounts on a net expense basis included $4.3 million related to RSUs for the nine months ended September 27, 2026, and $4.9 million related to RSUs for the nine months ended September 28, 2025.

A summary of unrecognized stock-based compensation expense was as follows:

	September 27, 2026		December 28, 2025
	Unrecognized Compensation (in millions)	Weighted Average Remaining Period	Unrecognized Compensation (in millions)	Weighted Average Remaining Period
Stock options	$0.1	0.3 years	$0.5	0.9 years
RSUs	$29.8	2.8 years	$24.0	2.5 years
DSUs	$0.1	0.6 years	$0.2	0.9 years
PSUs	$9.4	1.8 years	$7.3	1.7 years

Note 9.    Long-Term Debt

Long-term debt was as follows (in millions):

	September 27, 2026	December 28, 2025
ABL facility	$89.1	$—
Subsidiary ABL facility	5.5	0.6
Term loans	385.8	388.8
Total gross long-term debt	480.4	389.4
Less: unamortized debt issuance costs and discounts on debt	(4.9)	(4.0)
Total debt	$475.5	$385.4
Less: current portion	(3.9)	(3.9)
Total long-term debt	$471.6	$381.5

ABL Facility

SiteOne Landscape Supply Holding, LLC (“Landscape Holding”) and SiteOne Landscape Supply, LLC (“Landscape” and together with Landscape Holding, the “Borrowers”), each an indirect wholly-owned subsidiary of the Company, are parties to the credit agreement dated December 23, 2013 (as amended by the First Amendment to the Credit Agreement, dated June 13, 2014, the Second Amendment to the Credit Agreement, dated January 26, 2015, the Third Amendment to the Credit Agreement, dated February 13, 2015, the Fourth Amendment to the Credit Agreement, dated October 20, 2015, the Omnibus Amendment to the Credit Agreement, dated May 24, 2017, the Sixth Amendment to the Credit Agreement, dated February 1, 2019, the Seventh Amendment to the Credit Agreement, dated July 22, 2022, and the First Amendment to the Amended and Restated Credit Agreement, dated April 22, 2026, the “ABL Credit Agreement”) providing for an asset-based credit facility (the “ABL Facility”) of up to $600.0 million, subject to borrowing base availability. The ABL Facility is secured by a first lien on the inventory and receivables of the Borrowers. The ABL Facility is guaranteed by SiteOne Landscape Supply Bidco, Inc. (“Bidco”), an indirect wholly-owned subsidiary of the Company, and each direct and indirect wholly-owned U.S. restricted subsidiary of Landscape. The availability under the ABL Facility was $478.0 million and $577.8 million as of September 27, 2026 and December 28, 2025, respectively. Availability is determined using borrowing base calculations of eligible inventory and receivable balances less the current outstanding ABL Facility and letters of credit balances.

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

The weighted average interest rate on outstanding balances under the ABL Facility was 5.01201% as of September 27, 2026. There was no outstanding balance under the ABL Facility as of December 28, 2025. The commitment fees on unfunded amounts was 0.25% as of September 27, 2026 and December 28, 2025.

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

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: financial condition, fundamental changes, dividends and distributions, acquisitions, dispositions of collateral, payments and modifications of restricted indebtedness, negative pledge clauses, changes in line of business, currency, commodity and other hedging transactions, transactions with affiliates, investments, indebtedness, and liens. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of indebtedness under the Second Amended and Restated Credit Agreement, asset sales and mergers, consolidations, and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified excess availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a consolidated fixed charge coverage ratio of 1.00 to 1.00. As of September 27, 2026, the Company was in compliance with all of the ABL Facility covenants.

Subsidiary ABL Facility

In connection with the Company’s acquisition of a controlling interest in Devil Mountain, on April 30, 2024, Devil Mountain entered into the Eighth Amendment to the Credit Agreement and Consent providing for an asset-based credit facility (the “Devil Mountain ABL Facility”) of up to $20.0 million, subject to borrowing base availability.

Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The Devil Mountain ABL Facility will mature on April 30, 2029. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 5.58336% and 5.77272% as of September 27, 2026 and December 28, 2025, respectively. Devil Mountain was in compliance with all of the Devil Mountain ABL Facility covenants as of September 27, 2026.

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

The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The Tranche B Term Loans will mature on March 22, 2030. The interest rates on the outstanding balance of the Tranche B Term Loans were 5.64077% and 5.50012% as of September 27, 2026 and December 28, 2025, respectively.

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

The Tranche B Term Loans are payable in consecutive quarterly installments equal to 0.25% of the aggregate initial principal amount of the Tranche B Term Loans until the maturity date. In addition, the Tranche B Term Loans are subject to annual mandatory prepayments in an amount equal to 50% of excess cash flow, as defined in the Second Amendment for the applicable fiscal year if 50% of excess cash flow exceeds $24.0 million and the secured leverage ratio is greater than 3.00 to 1.00. There are also mandatory prepayments with the proceeds of certain asset sales and from the issuance of debt not permitted to be incurred under the Second Amendment. As of September 27, 2026, the Company was in compliance with all of the Second Amendment covenants.

Interest Expense

During the three and nine months ended September 27, 2026, the Company incurred total interest expense of $9.5 million and $27.5 million, respectively, of which $7.1 million and $20.7 million related to interest on the asset-based credit facilities and the term loans, respectively. Debt issuance costs and discounts are amortized as interest expense over the life of the debt. As a result of the First Amendment, unamortized debt issuance costs and discounts in the amount of $0.1 million were charged to expense and new debt fees and issuance costs of $1.9 million were capitalized during the nine months ended September 27, 2026. Amortization expense related to debt issuance costs and discounts was $0.3 million and $0.9 million for the three and nine months ended September 27, 2026, respectively. The remaining $2.1 million and $5.8 million of interest expense is primarily related to interest attributable to finance leases, partially offset by interest income for the three and nine months ended September 27, 2026, respectively.

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

Note 10. Income Taxes

The Company’s effective tax rate was approximately 25.4% for the nine months ended September 27, 2026 and approximately 23.6% for the nine months ended September 28, 2025. The increase in the effective rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Company’s Consolidated Statements of Operations. The Company recognized excess tax benefits of $0.2 million for the nine months ended September 27, 2026, compared to $3.7 million for the nine months ended September 28, 2025. The Company’s effective tax rate differs from its statutory rate based on a variety of factors, including overall profitability, the geographical mix of income taxes, and the related tax rates in the jurisdictions in which it operates.

The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. The Company maintains a valuation allowance against certain state deferred tax assets where sufficient negative evidence exists to require a valuation allowance. During the nine months ended September 27, 2026 and September 28, 2025, the Company recorded no material increases or decreases to the valuation allowance against deferred tax assets.

Tax Equity Investments:

In November 2025 and 2024, the Company entered into agreements to become a limited partner in a tax-advantaged limited partnership investing in approved qualified renewable energy projects. The Company’s tax equity investments qualified for application of the proportional amortization method. During the years ended December 28, 2025 and December 29, 2024, the Company amortized the initial cost of the investments, inclusive of the delayed equity contributions, in proportion to the income tax credits and other income tax benefits that were allocated to the Company. As of September 27, 2026 and December 28, 2025, the carrying values of the tax equity investments were $2.8 million and $3.0 million, respectively, and were recorded in Other assets on the Consolidated Balance Sheets. There was no impairment of the Company’s tax equity investments during the nine months ended September 27, 2026 and September 28, 2025.

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

As of September 27, 2026 and December 28, 2025, the Company had no remaining environmental liability as the related indemnification asset was derecognized in September 2025.

Letters of Credit

As of September 27, 2026 and December 28, 2025, outstanding letters of credit were $32.9 million and $22.2 million, respectively. There were no amounts drawn on the letters of credit for either period presented.

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

The following table sets forth the computation of the weighted average number of diluted common shares outstanding for the three and nine months ended September 27, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Shares used in the computation of basic earnings per share	43,653,283	44,802,833	44,130,009	44,901,813
Effect of dilutive securities:
Stock options	63,225	171,602	102,787	233,439
RSUs and PSUs	87,875	44,501	75,621	24,708
DSUs	12,739	16,306	14,675	14,694
Shares used in the computation of diluted earnings per share	43,817,122	45,035,242	44,323,092	45,174,654
The diluted earnings per common share calculation for the three months ended September 27, 2026 and September 28, 2025 excluded the effect of 514,657 and 168,405 potential shares of common stock, respectively, because the assumed exercises of a portion of the Company’s employee stock options and RSUs were anti-dilutive. In addition, the diluted earnings per common share calculation for the nine months ended September 27, 2026 and September 28, 2025 excluded the anti-dilutive effect of 504,308 and 173,761 potential shares of common stock, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$1,291.1	$1,258.2	$3,761.9	$3,659.2

Less:
Cost of goods sold:
Inventory costs, net of supplier incentives and discounts	751.5	748.4	2,194.5	2,185.0
Freight, handling, and distribution expenses(a)	58.4	51.0	163.6	136.1
Other Cost of goods sold(b)(c)	22.7	21.6	62.0	59.7

Selling, general and administrative expenses:
Compensation expenses	213.3	208.1	640.1	616.0
Facility expenses	65.0	61.0	192.5	182.1
Depreciation and amortization expenses	33.7	33.8	101.5	101.1
Delivery expenses	20.2	18.9	58.7	55.5
Other Selling, general and administrative expenses(d)	36.5	35.6	96.5	95.0

Other income	(6.0)	(5.4)	(15.0)	(14.4)
Interest and other non-operating expenses, net	9.5	9.1	27.5	26.8
Income tax expense	22.4	15.5	60.9	51.1
Net income	$63.9	$60.6	$179.1	$165.2
_____________
(a)    Includes depreciation and amortization expenses of $0.3 million and $0.6 million for the three and nine months ended September 27, 2026 and zero for the three and nine months ended September 28, 2025, respectively.
(b)    Includes depreciation and amortization expenses of $1.5 million and $4.7 million for the three and nine months ended September 27, 2026 and $1.6 million and $5.0 million for the three and nine months ended September 28, 2025, respectively.
(c)    Primarily includes inventory production, obsolescence, and customer program costs.
(d)    Primarily includes professional and legal-related fees, credit card processing, information technology, marketing, and insurance expenses, partially offset by capitalization of overhead expenses.

Note 14.     Subsequent Event
Share Repurchase Program

On October 26, 2026, the Company’s Board of Directors authorized the Company to repurchase, at any time or from time to time, shares of the Company’s common stock having an aggregate purchase price not to exceed approximately $538.3 million, comprised of a $500.0 million increase to the share repurchase program and approximately $38.3 million remaining under the prior $400.0 million share repurchase authorization that was approved on October 20, 2022. The Company intends to purchase shares pursuant to a Rule 10b5-1 plan and/or pursuant to open market or accelerated share repurchase arrangements, tender offers, or privately negotiated transactions. The repurchase authorization does not have an expiration date and may be amended, suspended, modified, or terminated by the Company’s Board of Directors at any time.

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
We are the largest and only national full product line wholesale distributor of landscape supplies in the United States and have an established presence in Canada. Our customers are primarily residential and commercial landscape professionals who specialize in the design, installation, and maintenance of lawns, gardens, golf courses, and other outdoor spaces. As of September 27, 2026, we had over 690 branch locations in 45 U.S. states and five Canadian provinces. Through our expansive North American network, we offer a comprehensive selection of approximately 180,000 SKUs, including hardscapes (such as concrete pavers and natural stone), irrigation, agronomics (including fertilizer, seed, control products, and ice melt), landscape accessories, nursery, and outdoor lighting to green industry professionals. We also provide value-added consultative services to complement our product offerings and to help our customers operate and grow their businesses.
Business Environment and Trends
The third quarter of 2026 continued to present challenges driven by economic uncertainty and softer consumer sentiment related to current geopolitical conflicts, inflation and affordability concerns, and rapidly increasing interest rates. Our new residential construction and repair and upgrade end markets continued to be challenging during the quarter. Accordingly, we anticipate sustained pressure on Net sales growth and Net income for the foreseeable future. We have taken various actions to mitigate supply chain disruptions and the related impacts to commodity prices, including the implementation of price increases on certain products and measures to offset the effects of rising fuel costs. We have also taken additional cost reduction actions to optimize our operating structure as a result of the lower demand environment. For the three months ended September 27, 2026, we achieved Net sales growth of 3%, primarily driven by acquisitions. Organic Daily Sales decreased 1% for the three months ended September 27, 2026, primarily due to lower sales volume from continued softness in end market demand and a delay in fall applications due to hot and dry weather, partially offset by positive price contribution of approximately 4%. The positive pricing trend that began in the second half of the 2025 Fiscal Year (as defined below) has continued and is projected to remain approximately 4% for the fourth quarter of 2026. Gross margin increased 80 basis points for the third quarter primarily due to strong price realization, including the impact of fuel surcharges, and continued benefits of our commercial initiatives. Selling, general and administrative expenses (“SG&A”) increased 3% for the three months ended September 27, 2026, primarily reflecting the impact of acquisitions, higher healthcare costs, and fuel cost inflation, partially offset by our operational initiatives and continued cost control. Net income attributable to SiteOne increased to $63.9 million for the three months ended September 27, 2026, compared to $59.1 million for the same period of 2025, primarily due to gross margin expansion, partially offset by lower sales volume and higher SG&A. Net cash provided by operating activities was $156.7 million for the nine months ended September 27, 2026, compared to $135.7 million for the nine months ended September 28, 2025, primarily driven by higher Net income and a positive contribution from working capital changes.

Looking forward, the trend of consumers spending more time at home and investing in their outdoor living spaces is expected to continue. Increases in home values, lack of affordable new homes, and rising mortgage interest rates for prolonged periods have resulted in existing homeowners remaining in place for longer periods. Constraint on affordability continues with increasingly weaker new and existing home demand as a result of the current macroeconomic environment. However, the long-term outlook for the landscape supply industry remains strong, driven by favorable population trends, housing demand, the transition from do-it-yourself to hiring the professional contractor, and increasing interest in outdoor living. We remain confident in the landscape supply industry growth opportunities and our ability to continue providing our customers, suppliers, and shareholders with exceptional value. We are the only national full product line wholesale distributor of landscape supplies in the United States. We have a robust acquisition pipeline and a flexible business model. We are committed to our strategic and operational initiatives and will continue to focus on driving growth organically and through acquisitions while gaining market share and delivering margin expansion by leveraging our scale, resources, and capabilities. In addition, our balanced end market mix, broad product portfolio, geographic coverage, and commercial and operational initiatives provide us with multiple opportunities to achieve growth and position us to be resilient in softer markets.
As we continue to navigate through the current uncertainty presented by market conditions, we are prepared to meet the challenges ahead due to our well-balanced business, strong financial condition, dedicated and experienced teams, and focused business strategy. Our balance sheet and liquidity position provide the flexibility to operate effectively and execute our growth strategy, as well as complete share repurchases through the evolving market conditions. We continue to monitor the impact on our business and the related risks and uncertainties of geopolitical conflicts, interest rate changes, tariffs, labor market conditions, and workforce availability, as well as end market demand and commodity prices. These conditions are beyond our control, and we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows, and/or financial condition. To mitigate the effects of these conditions, we may take actions that alter our business operations if required or that we determine are in the best interests of our associates, customers, suppliers, and shareholders. The forward-looking statements in this Business Environment and Trends section are subject to significant risks and uncertainties. See Part I, Item 1A. - “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “2025 Fiscal Year”) for a discussion of the various risks that could have a material adverse effect on our reputation, business, financial position, results of operations, and cash flows.
Presentation
Our financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to December 31 in each year. Our fiscal year ending January 3, 2027 (the “2026 Fiscal Year”) includes 53 weeks and our 2025 Fiscal Year included 52 weeks. Additionally, our fiscal quarters end on the Sunday nearest to March 31, June 30, and September 30, respectively. The three months ended September 27, 2026 and September 28, 2025 both included 13 weeks. The nine months ended September 27, 2026 and September 28, 2025 both included 39 weeks.
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
Acquisitions
In addition to our organic growth, we continue to grow our business through acquisitions in an effort to better service our existing customers and to attract new customers. These acquisitions have allowed us to further broaden our product lines and extend our geographic reach and leadership positions in local markets. In accordance with GAAP, the results of the acquisitions are reflected in our financial statements from the date of acquisition forward. Additionally, we incur transaction costs in connection with identifying and completing acquisitions as well as ongoing costs as we integrate acquired businesses and seek to achieve synergies. As of September 27, 2026, we completed the following acquisitions since the start of the 2025 Fiscal Year:
•In August 2026, our wholly-owned subsidiary, Devil Mountain Wholesale Nursery, LLC (“Devil Mountain”), acquired the assets and assumed the liabilities of Patterson Nursery Sales, Inc. (“Patterson Nursery”). With one location in Eagle Creek, Oregon, Patterson Nursery is a grower and nationwide wholesale distributor of nursery products to landscape professionals.
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
•In January 2025, our then majority-owned subsidiary, Devil Mountain, acquired the assets and assumed the liabilities of Pacific Nurseries, LLC (“Pacific Nurseries”). With one location in Colma, California, Pacific Nurseries is a wholesale distributor of nursery products to landscape professionals.
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
Results of Operations
In the following discussion of our results of operations, we make comparisons between the three and nine months ended September 27, 2026 and September 28, 2025 (in millions, except percentages).

	Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	September 27, 2026		September 28, 2025		September 27, 2026		September 28, 2025
Net sales	$1,291.1	100.0%	$1,258.2	100.0%	$3,761.9	100.0%	$3,659.2	100.0%
Cost of goods sold	832.6	64.5%	821.0	65.3%	2,420.1	64.3%	2,380.8	65.1%
Gross profit	458.5	35.5%	437.2	34.7%	1,341.8	35.7%	1,278.4	34.9%
Selling, general and administrative expenses	368.7	28.6%	357.4	28.4%	1,089.3	29.0%	1,049.7	28.7%
Other income	6.0	0.5%	5.4	0.4%	15.0	0.4%	14.4	0.4%
Operating income	95.8	7.4%	85.2	6.8%	267.5	7.1%	243.1	6.6%
Interest and other non-operating expenses, net	9.5	0.7%	9.1	0.7%	27.5	0.7%	26.8	0.7%
Income tax expense	22.4	1.7%	15.5	1.2%	60.9	1.6%	51.1	1.4%
Net income	63.9	4.9%	60.6	4.8%	179.1	4.8%	165.2	4.5%
Less:
Net income attributable to non-controlling interest	—	—%	0.4	—%	0.9	—%	1.4	—%
Adjustment of non-controlling interest to redemption value	—	—%	1.1	0.1%	1.6	—%	3.0	0.1%
Net income attributable to SiteOne	$63.9	4.9%	$59.1	4.7%	$176.6	4.7%	$160.8	4.4%
Net sales
Net sales for the three months ended September 27, 2026 increased 3% to $1,291.1 million, compared to $1,258.2 million for the three months ended September 28, 2025, and increased 3% to $3,761.9 million for the nine months ended September 27, 2026, compared to $3,659.2 million for the nine months ended September 28, 2025. These increases were due primarily to contributions from acquisitions. Organic Daily Sales decreased 1% for the third quarter as lower sales volume amid continued softness in end market demand and a delay in fall applications due to hot and dry weather conditions more than offset higher price inflation. Organic Daily Sales were flat for the nine months ended September 27, 2026 as price increases were offset by lower sales volume. We estimate price increases contributed approximately 4% for the three and nine months ended September 27, 2026 based upon year-over-year price changes in our highest selling SKUs. Organic Daily Sales for agronomic products (fertilizer, control products, ice melt, equipment, and other products) decreased 1% during the third quarter due to delayed fall applications, and increased 2% for the nine months ended September 27, 2026 due primarily to price inflation in response to rising costs. Organic Daily Sales for landscaping products (irrigation supplies, hardscapes, landscape accessories, nursery goods, and outdoor lighting) were flat during the third quarter and decreased 1% during the nine months ended September 27, 2026 due to weak demand in the new residential construction and repair and upgrade end markets. Acquisitions contributed $39.7 million, or 3%, to the Net sales growth for the third quarter of 2026 and $101.3 million, or 3%, to the Net sales growth for the nine months ended September 27, 2026.

Cost of goods sold
Cost of goods sold increased 1% to $832.6 million for the three months ended September 27, 2026, compared to $821.0 million for the three months ended September 28, 2025, and increased 2% to $2,420.1 million for the nine months ended September 27, 2026, compared to $2,380.8 million for the nine months ended September 28, 2025. The increase in Cost of goods sold, including Inventory costs, net of supplier incentives and discounts, and Freight, handling, and distribution expenses, was primarily attributable to acquisitions as well as fuel inflation and the addition of our fifth distribution center that commenced operations in the fourth quarter of 2025.
A summary of significant expenses within Cost of goods sold is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Inventory costs, net of supplier incentives and discounts	$751.5	$748.4	$2,194.5	$2,185.0
Freight, handling, and distribution expenses	58.4	51.0	163.6	136.1
Other Cost of goods sold	22.7	21.6	62.0	59.7
Cost of goods sold	$832.6	$821.0	$2,420.1	$2,380.8
Gross profit and gross margin
Gross profit increased 5% to $458.5 million for the three months ended September 27, 2026, compared to $437.2 million for the three months ended September 28, 2025, and increased 5% to $1,341.8 million for the nine months ended September 27, 2026, compared to $1,278.4 million for the nine months ended September 28, 2025. Gross profit growth was primarily driven by higher Net sales and improved price realization. Gross margin increased 80 basis points to 35.5% for the third quarter of 2026, compared to 34.7% for the third quarter of 2025, and increased 80 basis points to 35.7% for the nine months ended September 27, 2026, compared to 34.9% for the nine months ended September 28, 2025. The increase in gross margin is primarily due to the benefits of price realization, including the impact of fuel surcharges, and the continued benefits from our commercial initiatives, partially offset by higher freight and distribution costs as a result of fuel inflation and the addition of our fifth distribution center.
Selling, general and administrative expenses
SG&A increased 3% to $368.7 million for the three months ended September 27, 2026, compared to $357.4 million for the three months ended September 28, 2025, and increased 4% to $1,089.3 million for the nine months ended September 27, 2026, compared to $1,049.7 million for the nine months ended September 28, 2025. SG&A as a percentage of Net sales increased 20 basis points to 28.6% for the three months ended September 27, 2026, compared to 28.4% for the three months ended September 28, 2025, and increased 30 basis points to 29.0% for the nine months ended September 27, 2026, compared to 28.7% for the nine months ended September 28, 2025. The increase in SG&A was primarily due to the impact of acquisitions, and higher healthcare and fuel costs, as well as lower sales volume, partially offset by our operational initiatives and continued cost control.
A summary of significant segment expenses within SG&A is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Compensation expenses	$213.3	$208.1	$640.1	$616.0
Facility expenses	65.0	61.0	192.5	182.1
Depreciation and amortization expenses	33.7	33.8	101.5	101.1
Delivery expenses	20.2	18.9	58.7	55.5
Other Selling, general and administrative expenses	36.5	35.6	96.5	95.0
Selling, general and administrative expenses	$368.7	$357.4	$1,089.3	$1,049.7

Interest and other non-operating expenses, net
Interest and other non-operating expenses, net increased $0.4 million to $9.5 million for the three months ended September 27, 2026, compared to $9.1 million for the three months ended September 28, 2025, and increased $0.7 million to $27.5 million for the nine months ended September 27, 2026, compared to $26.8 million for the nine months ended September 28, 2025. The increase in interest expense for the three months ended September 27, 2026, compared to the three months ended September 28, 2025 was primarily due to higher average borrowings during the third quarter of 2026, compared to the third quarter of 2025. The increase in interest expense for the nine months ended September 27, 2026, compared to the nine months ended September 28, 2025, was primarily due to the maturity of our interest rate swaps in the first quarter of 2025.
Income tax expense
Income tax expense was $22.4 million for the three months ended September 27, 2026, compared to $15.5 million for the three months ended September 28, 2025. The effective tax rate was 26.0% for the three months ended September 27, 2026, compared to 20.4% for the three months ended September 28, 2025. The increase in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. There were no excess tax benefits recognized for the three months ended September 27, 2026, compared to $4.0 million for the three months ended September 28, 2025.
Income tax expense was $60.9 million for the nine months ended September 27, 2026, compared to $51.1 million for the nine months ended September 28, 2025. The effective tax rate was 25.4% for the nine months ended September 27, 2026, compared to 23.6% for the nine months ended September 28, 2025. The increase in the effective tax rate was primarily due to a decrease in the amount of excess tax benefits from stock-based compensation recognized as a component of Income tax expense in the Consolidated Statements of Operations. Excess tax benefits of $0.2 million were recognized for the nine months ended September 27, 2026, compared to $3.7 million for the nine months ended September 28, 2025.
Net income attributable to non-controlling interest
Net income attributable to non-controlling interest decreased $0.4 million to zero for the three months ended September 27, 2026, compared to $0.4 million for the three months ended September 28, 2025, and decreased $0.5 million to $0.9 million for the nine months ended September 27, 2026, compared to $1.4 million for the nine months ended September 28, 2025. The decrease in Net income attributable to non-controlling interest for the three and nine months ended September 27, 2026, compared to the three and nine months ended September 28, 2025 was primarily due to the acquisition of the remaining 25% interest in Devil Mountain on June 1, 2026.
Adjustment of non-controlling interest to redemption value
Adjustment of non-controlling interest to redemption value was zero and $1.6 million for the three and nine months ended September 27, 2026, respectively, compared to $1.1 million and $3.0 million for the three and nine months ended September 28, 2025, respectively. The decrease in the adjustment to the carrying amount of the Redeemable non-controlling interest for the three and nine months ended September 27, 2026, compared to the three and nine months ended September 28, 2025 was due to the Company’s acquisition of the remaining 25% interest in Devil Mountain on June 1, 2026.
Net income attributable to SiteOne
Net income attributable to SiteOne increased $4.8 million to $63.9 million for the three months ended September 27, 2026, compared to $59.1 million for the three months ended September 28, 2025, and increased $15.8 million to $176.6 million for the nine months ended September 27, 2026, compared to $160.8 million for the nine months ended September 28, 2025. The increase in Net income attributable to SiteOne for the three and nine months ended September 27, 2026, compared to the three and nine months ended September 28, 2025 was primarily due to an increase in Gross profit as a result of the improvement in gross margin, partially offset by lower sales volume, higher SG&A, and an increase in the effective tax rate.

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

(In millions, except per share information and percentages)
	2026			2025				2024
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Net sales	$1,291.1	$1,530.7	$940.1	$1,045.6	$1,258.2	$1,461.6	$939.4	$1,013.1
Cost of goods sold	832.6	966.2	621.3	688.8	821.0	930.2	629.6	675.5
Gross profit	458.5	564.5	318.8	356.8	437.2	531.4	309.8	337.6
Selling, general and administrative expenses	368.7	370.7	349.9	365.9	357.4	349.1	343.2	364.5
Other income, net	(6.0)	(3.8)	(5.2)	(4.1)	(5.4)	(5.1)	(3.9)	(2.0)
Operating income (loss)	95.8	197.6	(25.9)	(5.0)	85.2	187.4	(29.5)	(24.9)
Interest and other non-operating expenses, net	9.5	10.0	8.0	8.2	9.1	10.3	7.4	6.7
Income tax expense (benefit)	22.4	48.3	(9.8)	(5.4)	15.5	45.0	(9.4)	(10.1)
Net income (loss)	63.9	139.3	(24.1)	(7.8)	60.6	132.1	(27.5)	(21.5)
Less:
Net income (loss) attributable to non-controlling interest	—	1.0	(0.1)	0.6	0.4	1.2	(0.2)	0.2
Adjustment of non-controlling interest to redemption value	—	(1.0)	2.6	0.6	1.1	1.9	—	—
Net income (loss) attributable to SiteOne	$63.9	$139.3	$(26.6)	$(9.0)	$59.1	$129.0	$(27.3)	$(21.7)
Net income (loss) per common share:
Basic	$1.46	$3.16	$(0.60)	$(0.20)	$1.32	$2.88	$(0.61)	$(0.48)
Diluted	$1.46	$3.14	$(0.60)	$(0.20)	$1.31	$2.86	$(0.61)	$(0.48)
Adjusted EBITDA(a)	$138.3	$237.2	$25.5	$37.6	$127.5	$226.7	$22.4	$31.8

Net sales as a percentage of annual Net sales				22.2%	26.7%	31.1%	20.0%	22.3%
Gross profit as a percentage of annual Gross profit				21.8%	26.7%	32.5%	19.0%	21.7%
Adjusted EBITDA as a percentage of annual Adjusted EBITDA				9.1%	30.8%	54.7%	5.4%	8.4%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss) (in millions):

	2026			2025				2024
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Reported Net income (loss)	$63.9	$139.3	$(24.1)	$(7.8)	$60.6	$132.1	$(27.5)	$(21.5)
Income tax expense (benefit)	22.4	48.3	(9.8)	(5.4)	15.5	45.0	(9.4)	(10.1)
Interest expense, net	9.5	10.0	8.0	8.2	9.1	10.3	7.4	6.7
Depreciation and amortization	35.5	36.2	35.1	34.7	35.4	35.3	35.4	35.6
EBITDA	131.3	233.8	9.2	29.7	120.6	222.7	5.9	10.7
Stock-based compensation(a)	5.6	2.1	14.2	5.5	5.6	2.3	13.6	5.5
(Gain) loss on sale of assets(b)	(0.7)	(0.6)	(1.6)	0.3	0.1	(0.5)	(0.2)	1.5
Acquisitions and other adjustments(c)	2.1	1.9	3.7	2.1	1.2	2.2	3.1	14.1
Adjusted EBITDA(d)	$138.3	$237.2	$25.5	$37.6	$127.5	$226.7	$22.4	$31.8
_____________________________________
(a)    Represents stock-based compensation expense recorded during the period.
(b)    Represents any gain or loss associated with the sale of assets and termination of finance leases not in the ordinary course of business.
(c)    Represents professional fees and settlement of litigation, performance bonuses, and retention and severance payments related to historical acquisitions. Also included is the cost of inventory that was stepped up to fair value related to the purchase accounting of Devil Mountain as well as charges during the fourth quarter of 2025 and 2024 for consolidating or closing certain branch locations. We cannot predict the timing or amount of any such fees or payments. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
(d)    Adjusted EBITDA excludes any earnings or loss of acquisitions prior to their respective acquisition dates for all periods presented. Adjusted EBITDA includes Adjusted EBITDA attributable to non-controlling interest as follows (in millions):

	2026			2025				2024
	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4
Adjusted EBITDA attributable to non-controlling interest	$—	$1.3	$0.7	$1.1	$1.0	$1.8	$0.3	$0.8

The following table presents a reconciliation of Organic Daily Sales to Net sales (in millions, except Selling Days):

	2026			2025
	Qtr 3	Qtr 2	Qtr 1	Qtr 3	Qtr 2	Qtr 1
Reported Net sales	$1,291.1	$1,530.7	$940.1	$1,258.2	$1,461.6	$939.4
Organic Sales(a)	1,247.8	1,479.2	927.7	1,254.6	1,459.3	939.4
Acquisition contribution(b)	43.3	51.5	12.4	3.6	2.3	—
Selling Days	63	64	64	63	64	64
Organic Daily Sales	$19.8	$23.1	$14.5	$19.9	$22.8	$14.7
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
In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. During the nine months ended September 27, 2026, we repurchased 1,597,891 shares of our common stock for approximately $175.9 million at an average price per share of $110.10. On October 26, 2026, our Board of Directors approved an increase to the our existing share repurchase program, authorizing approximately $538.3 million in the aggregate for share repurchases, compromised of a $500.0 million increase to the share repurchase program and approximately $38.3 million that remained available under the previously approved $400.0 million share repurchase authorization. We intend to purchase shares under this repurchase authorization from time to time on the open market at the discretion of management, subject to strategic considerations, market conditions, and other factors. The repurchase authorization does not have an expiration date and may be amended, suspended, modified, or terminated by our Board of Directors at any time.
Our borrowing base capacity under the ABL Facility was $478.0 million as of September 27, 2026, after giving effect to $89.1 million of revolving credit loans under the ABL Facility and outstanding letters of credit of $32.9 million. Our borrowing base capacity under the ABL Facility was $577.8 million as of December 28, 2025, after giving effect to outstanding letters of credit of $22.2 million. As of September 27, 2026, we had total cash and cash equivalents of $88.4 million, total gross long-term debt of $480.4 million, and total finance lease obligations (excluding interest) of $135.5 million.
Working capital was $1,085.3 million as of September 27, 2026, an increase of $73.3 million, compared to $1,012.0 million as of December 28, 2025. The increase in working capital was primarily attributable to the seasonality of our business and acquisitions.
The following table summarizes current and long-term material cash requirements related to our long-term debt as of September 27, 2026 (in millions):

	Total	Next 12 Months	Beyond 12 Months
Long-term debt, including current maturities	$480.4	$3.9	$476.5
Interest on long-term debt	$106.7	$30.2	$76.5
Our gross long-term debt balance increased $91.0 million since December 28, 2025. This increase was primarily attributable to funding a seasonal increase in working capital as well as higher share repurchases, acquisition investments, and capital expenditures. We have current maturities on our long-term debt of $3.9 million, which relates to the term loan facility. The projected interest payments on our debt only pertain to obligations and agreements outstanding as of September 27, 2026, and expected payments for agent administration fees. The projected interest payments are calculated for future periods through maturity dates of our long-term debt using interest rates in effect as of September 27, 2026. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events, including our entry into interest rate swap contracts and amendments of the term loan facility and the ABL Facility. The total amount of projected interest on long-term debt increased by $11.7 million since December 28, 2025, to $106.7 million, primarily due to borrowings under the ABL Facility. Refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements for further information regarding our debt instruments.

Cash Flow Summary
Information about our cash flows, by category, is presented in our statements of cash flows and is summarized below (in millions):

	Nine Months Ended
Net cash provided by (used in):	September 27, 2026	September 28, 2025
Operating activities	$156.7	$135.7
Investing activities	$(140.3)	$(53.4)
Financing activities	$(117.9)	$(83.2)
Cash flow provided by operating activities
Net cash provided by operating activities for the nine months ended September 27, 2026 was $156.7 million, compared to $135.7 million for the nine months ended September 28, 2025. The increase was primarily driven by higher Net income and a positive contribution from working capital changes for the nine months ended September 27, 2026 compared to the same period of 2025.
Cash flow used in investing activities
Net cash used in investing activities was $140.3 million for the nine months ended September 27, 2026, compared to $53.4 million for the nine months ended September 28, 2025. The increase reflected higher acquisition investments and capital expenditures in the nine months ended September 27, 2026 compared to the same period of 2025. Capital expenditures were $57.9 million for the first nine months of 2026 compared to $39.2 million for the same period of 2025 due to increased investments in branch locations and information technology.
Cash flow used in financing activities
Net cash used in financing activities was $117.9 million for the nine months ended September 27, 2026, compared to $83.2 million for the nine months ended September 28, 2025. The change in net cash used in financing activities was primarily driven by an increase in share repurchases, partially offset by higher net borrowings under the ABL Facility for the nine months ended September 27, 2026 compared to the same period of 2025.
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
Amendments of Term Loans
On July 2, 2024, Landscape Holding and Landscape entered into the Second Amendment that amends and restates the Second Amended and Restated Credit Agreement, dated as of March 23, 2021. The Second Amendment provides for, among other things, an aggregate principal amount of approximately $392.7 million in Tranche B Term Loans, and makes certain other changes to the existing credit agreement. Proceeds of the Tranche B Term Loans were used, among other things, (i) to repay in full the term loans outstanding immediately prior to the effectiveness of the Second Amendment, (ii) to repay certain loans outstanding under the ABL Facility, and (iii) to pay fees, costs, and expenses related to the foregoing transactions. The Tranche B Term Loans bear interest, at Landscape Holding’s option, at either (i) an adjusted Term SOFR rate plus an applicable margin equal to 1.75% (with a Term SOFR floor of 0.50%) or (ii) an alternative base rate plus an applicable margin equal to 0.75%. Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, unless in connection with certain repricing transactions that occur within the first six months after the date of effectiveness of the Second Amendment. The Tranche B Term Loans will mature on March 22, 2030. The interest rate on the outstanding balance of the Tranche B Term Loans was 5.64077% and 5.50012% as of September 27, 2026 and December 28, 2025, respectively.
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
The weighted average interest rate on outstanding balances under the ABL Facility was 5.01201% as of September 27, 2026. There was no outstanding balance under the ABL Facility as of December 28, 2025. The commitment fees on unfunded amounts was 0.25% as of September 27, 2026 and December 28, 2025.
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
Loans under the Devil Mountain ABL Facility bear interest at either (i) an adjusted Term SOFR rate equal to Term SOFR plus an applicable margin of 1.90% or 2.10% or (ii) an alternate base rate plus an applicable margin of 0.80% or 1.00%, subject to a 0.20% reduction when the Fixed Charge Coverage Ratio (as defined in the Devil Mountain ABL Facility) is greater than 2.00:1.00. Additionally, undrawn commitments under the Devil Mountain ABL Facility bear a commitment fee of 0.25% on the actual undrawn portion of the commitments under the Devil Mountain ABL Facility based upon the daily utilization for the previous quarter. The interest rate on the outstanding balance under the Devil Mountain ABL Facility was 5.58336% and 5.77272% as of September 27, 2026 and December 28, 2025, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to interest rate risk associated with our debt. While changes in interest rates do not affect the fair value of our variable-rate debt, they do affect future earnings and cash flows through higher interest expense. We have, in the past, utilized interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on existing debt. Upon maturity on March 23, 2025, each of our existing interest rate swap contracts was terminated. All of the borrowings outstanding under our term loans and ABL Credit Agreement are subject to variable interest rates. For additional information, refer to “Note 9. Long-Term Debt” in the notes to the consolidated financial statements and “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation “—Liquidity and Capital Resources”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the purchases of our common stock made during the three months ended September 27, 2026:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)(b)
June 29, 2026 - August 2, 2026	220,897	$96.71	220,897	$79.1
August 3, 2026 - August 30, 2026	212,176	$98.10	212,176	$58.3
August 31, 2026 - September 27, 2026	212,602	$94.05	212,602	$38.3
Total	645,675	$96.29	645,675	$38.3
______________
(a) In October 2022, our Board of Directors approved a share repurchase authorization for up to $400.0 million of our common stock. The share repurchase authorization, which was announced on November 2, 2022, does not have an expiration date and may be amended, suspended, or terminated by our Board of Directors at any time.
(b) On October 26, 2026, our Board of Directors approved an increase to our existing share repurchase program, authorizing approximately $538.3 million in the aggregate for share repurchases, comprised of a $500.0 million increase to the share repurchase program and approximately $38.3 million that remained available under the previously approved $400.0 million share repurchase authorization. The approximate dollar value of shares that may yet be purchased under the share repurchase program does not include the $500.0 million increase that our Board of Directors approved on October 26, 2026.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 27, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

101
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2026 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITEONE LANDSCAPE SUPPLY, INC.

Date:	October 28, 2026	By:	/s/ Eric J. Elema
Eric J. Elema
Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)